Form 10-Q
period 1998-04-04
1 800 CONTACTS INC
filed 1998-05-19
CIK 1050122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------


                                    FORM 10-Q


(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 4, 1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to .

                         Commission File Number: 0-23633
                                                ---------

                              1-800 CONTACTS, INC.
           (Exact name of registrant as specified in its certificate)

            Delaware                                      87-0571643
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

13751 S. Wadsworth Park Drive, Suite D-140
                Draper, UT                                   84020
------------------------------------------         --------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (801) 572-8225
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                | | Yes    |X| No


         As of May 19, 1998, the Registrant has 6,430,568 shares of Common Stock, par value $0.01 per share outstanding.

                              1-800 CONTACTS, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements
          Condensed Balance Sheets as of April 4, 1998 (unaudited)
               and December 31, 1997 . . . . . . . . . . . . . . . . . . . .   3
          Condensed Statements of Operations for the 13 Weeks Ended
               April 4, 1998 (unaudited) and the Three Months Ended
               March 31, 1997 (unaudited) . . . . . . . . . . . . . . . . . .  4
          Condensed Statements of Stockholders' Equity for the 13 Weeks
               Ended April 4, 1998 (unaudited)  . . . . . . . . . . . . . . .  5
          Condensed Statements of Cash Flows for the 13 Weeks Ended
               April 4, 1998 (unaudited) and the Three Months Ended
               March 31, 1997 (unaudited) . . . . . . . . . . . . . . . . . .  6
          Notes to Condensed Financial Statements. . . . . . . . . . . . . .   8
Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . .  10

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  13
Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . 13
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 13
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                              1-800 CONTACTS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 April 4,       December 31,
                                                                   1998             1997
                                                               ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                             $ 17,264,867    $       --
         Inventories                                              5,475,106       4,811,855
         Prepaid advertising                                      1,221,364         127,696
         Deferred income tax asset                                   13,055            --
         Other current assets                                       222,533          54,968
                                                               ------------    ------------
                  Total current assets                           24,196,925       4,994,519
DEFERRED ADVERTISING COSTS                                        3,268,231       1,705,695
PROPERTY AND EQUIPMENT, net:                                        638,738         562,503
OTHER ASSETS                                                        421,804         518,347
                                                               ------------    ------------
                  Total assets                                 $ 28,525,698    $  7,781,064
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                        $       --      $  1,055,640
         Notes payable to stockholders                                 --         1,370,000
         Current portion of capital lease obligation                 27,182          23,532
         Accounts payable                                         4,228,117       3,762,158
         Accrued liabilities                                        555,959         300,439
         Unearned revenue                                           160,897         104,272
                                                               ------------    ------------
                  Total current liabilities                       4,972,155       6,616,041
                                                               ------------    ------------
LONG-TERM LIABILITIES:
         Notes payable to stockholders                                 --           243,788
         Capital lease obligation, less current portion              58,055          66,877
         Deferred income tax liability                              966,963            --
                                                               ------------    ------------
                  Total long-term liabilities                     1,025,018         310,665
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
         Common stock                                                64,306          46,595
         Additional paid-in capital                              22,971,890          93,688
         Retained earnings (deficit)                               (507,671)      1,286,220
         Notes receivable from stockholders                            --          (572,145)
                                                               ------------    ------------
                  Total stockholders' equity                     22,528,525         854,358
                                                               ------------    ------------
                  Total liabilities and stockholders' equity   $ 28,525,698    $  7,781,064
                                                               ============    ============

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  13 Weeks      Three Months
                                                                   Ended            Ended
                                                                   April 4,        March 31,
                                                                    1998             1997
                                                                ------------    ------------

NET SALES                                                       $ 10,429,304    $  2,845,989
                                                                ------------    ------------
COST OF GOODS SOLD                                                 6,628,913       1,858,340
                                                                ------------    ------------
         Gross profit                                              3,800,391         987,649
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       3,137,926         777,538
                                                                ------------    ------------
INCOME FROM OPERATIONS                                               662,465         210,111
                                                                ------------    ------------
OTHER (EXPENSE) INCOME:
         Interest expense                                            (73,633)         (4,103)
         Interest income                                             143,869            --
         Other, net                                                   10,000            --
                                                                ------------    ------------
                  Total other, net                                    80,236          (4,103)
                                                                ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                             742,701         206,008
PROVISION FOR INCOME TAXES                                          (953,908)           --
                                                                ------------    ------------
NET INCOME (LOSS)                                               $   (211,207)   $    206,008
                                                                ============    ============

PER SHARE INFORMATION:
         Basic and diluted net income (loss) per common share   $      (0.04)   $       0.04
                                                                ============    ============

PRO FORMA INFORMATION:
         Income before provision for income taxes                    742,701         206,008
         Provision for income taxes                                 (278,337)        (79,313)
                                                                ------------    ------------
         Net income                                             $    464,364    $    126,695
                                                                ============    ============

         Basic and diluted net income per common share          $       0.08    $       0.03
                                                                ============    ============


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the 13 Weeks Ended April 4, 1998
                                  (Unaudited)

                                                                                                            Notes
                                                     Common Stock           Additional     Retained       Receivable
                                             --------------------------      Paid-in       Earnings         From
                                                Shares        Amount         Capital       (Deficit)     Stockholders      Total
                                             -----------   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 1997                     4,659,469   $     46,595   $     93,688   $  1,286,220   $   (572,145)  $    854,358
         Advances to stockholders                   --             --             --             --          (27,544)
         Distributions to stockholders, net         --             --             --       (1,582,684)       599,689       (982,995)
         Sale of common stock,
                  net of offering costs        2,213,750         22,138     24,773,775           --             --       24,795,913
         Repurchase of common stock             (442,651)        (4,427)    (1,895,573)          --             --       (1,900,000)
         Net loss                                   --             --             --         (211,207)          --         (211,207)
                                             -----------   ------------   ------------   ------------   ------------   ------------
BALANCE, April 4, 1998                         6,430,568   $     64,306   $ 22,971,890   $   (507,671)  $       --     $ 22,528,525
                                             ===========   ============   ============   ============   ============   ============


            The accompanying notes to condensed financial statements
              are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) In Cash And Cash Equivalents

                                                                                   13 Weeks     Three Months
                                                                                    Ended          Ended
                                                                                   April 4,       March 31,
                                                                                     1998           1997
                                                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                       $  (211,207)   $   206,008
         Adjustments to reconcile net income (loss) to net cash
                  provided by (used in) operating activities:
         Depreciation and amortization                                                63,536         24,756
         Deferred income taxes                                                       953,908           --
         Changes in operating assets and liabilities:
                  Inventories                                                       (663,251)        69,833
                  Prepaid advertising                                             (1,093,668)       (28,800)
                  Other current assets                                              (167,565)         1,848
                  Deferred advertising costs                                      (1,562,536)      (242,650)
                  Accounts payable                                                   465,959        323,215
                  Accrued liabilities                                                255,520         48,904
                  Unearned revenue                                                    56,625         47,617
                                                                                 -----------    -----------
                           Net cash provided by (used in) operating activities    (1,902,679)       450,731
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in notes receivable from stockholders                          (27,544)       (65,221)
         Purchase of property and equipment                                         (131,030)      (162,081)
         Deposits                                                                   (287,396)          --
                                                                                 -----------    -----------
                           Net cash used in investing activities                    (445,970)      (227,302)
                                                                                 -----------    -----------


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) In Cash And Cash Equivalents

                                                                                       13 Weeks      Three Months
                                                                                         Ended          Ended
                                                                                        April 4,       March 31,
                                                                                          1998           1997
                                                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock, net of underwriting discounts and commissions            25,734,844            --
         Stock offering costs                                                             (563,733)           --
         Stock repurchase                                                               (1,900,000)           --
         Net repayments on line of credit                                               (1,055,640)           --
         Borrowings from stockholders                                                         --            40,000
         Principal payments on notes payable to stockholders                            (1,613,788)           --
         Principal payments on notes payable for distributions to stockholders, net       (982,995)           --
         Principal payments on long-term debt                                                 --           (25,236)
         Principal payments on capital lease                                                (5,172)         (3,131)
         Repayment of bank overdraft                                                          --           (68,543)
                                                                                      ------------    ------------
                           Net cash provided by (used in) financing activities          19,613,516         (56,910)
                                                                                      ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               17,264,867         166,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              --              --
                                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 17,264,867    $    166,519
                                                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                                       $    199,645    $     11,294

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the period ended April 4, 1998, the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling
$982,995, issued by the Company. The promissory notes were paid in full during the period ended April 4, 1998.


            The accompanying notes to condensed financial statements
              are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  PRESENTATION OF CONDENSED FINANCIAL STATMENTS

         The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments
(consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (registration number is 333-41055).

         The results of operations for the period ended April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CHANGE IN ACCOUNTING PERIOD

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The remaining quarters for the fiscal year 1998 will each be 13 weeks.

NOTE 3.  INITIAL PUBLIC OFFERING

         During February 1998, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,213,750 shares of common stock, which included 288,750 shares issued pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $24,796,000.

NOTE 4.  S CORPORATION DISTRIBUTIONS

         Immediately prior to the consummation of its initial public offering, the Company entered into an agreement to distribute to its existing stockholders an amount equal to the Company's retained earnings from its formation date through the date of the termination of the Company's S Corporation status. The distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. These promissory notes were paid in full during the period ended April 4, 1998.

NOTE 5.  INCOME TAXES AND PRO FORMA INFORMATION

         Effective February 9, 1998 the Company's S Corporation election was terminated. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S Corporation election.

         The pro forma net income presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes.

NOTE 6.  NET INCOME PER COMMON SHARE

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

         The pro forma Basic and Diluted EPS gives effect to the pro forma effects on historical net income adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes. In addition, it takes into consideration the shares deemed to be outstanding at the initial public offering price of $12.50 per share, sufficient to fund the S Corporation distribution of approximately $983,000 (see Note 4).

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Quarter Ended April 4, 1998              Quarter Ended March 31, 1997
                          ----------------------------------------  ----------------------------------------
                             Income                   Per-Share        Income                   Per-Share
                             (Loss)       Shares        Amount         (Loss)       Shares        Amount
                          ------------- ------------ -------------  ------------- ------------ -------------
Historical:
  Basic EPS                $ (211,207)    5,649,263   $    (0.04)     $  206,008    4,659,469   $      0.04
  Effect of stock options                                                               9,369
                          ------------- ------------ -------------  ------------- ------------ -------------
  Diluted EPS              $ (211,207)    5,649,263   $    (0.04)     $  206,008    4,668,838   $      0.04
                          ============= ============ =============  ============= ============ =============

Pro Forma:
  Basic EPS                $  464,364     5,649,263   $     0.08      $  126,695    4,659,469   $      0.03
  Effect of stock options                    59,422                                     9,369
  Assumed distribution                                                                 78,640
                          ------------- ------------ -------------  ------------- ------------ -------------
  Diluted EPS              $  464,364     5,708,685   $     0.08      $   126,695   4,747,478   $      0.03



NOTE 7.  ADVERTISING COSTS

         The Company capitalizes certain direct-mail advertising costs and amortizes those costs over the period for which the revenues are generated in accordance with Statement of Position ("SOP") 93-7. Based upon the Company's past direct-response information, the Company amortizes those costs over a 12 month period. The Company recorded direct-response advertising expense of approximately $1,876,000 and $362,000 for the quarters ended April 4, 1998 and March 31, 1997, respectively. The Company expenses all other advertising costs when the advertising takes place. These advertising costs totaled approximately $127,000 and $3,000 for the quarters ended April 4, 1998 and March 31, 1997, respectively.

NOTE 8.  LEGAL MATTERS

         Subsequent to April 4, 1998, a claim against the Company by a former applicant was settled. The settlement amount was recorded in the quarter ended April 4, 1998.

         From time to time the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company is a rapidly growing direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company has experienced significant growth in revenues and net income. The Company's net sales have grown rapidly from $2.8 million in the first quarter of 1997 to $10.4 million in the first quarter of 1998.

         Prior to consummation of its initial public offering ("IPO") in February 1998, the Company operated as an S corporation and, as a result, had not been subject to federal or certain state income taxes. In connection with the consummation of the IPO, the Company revoked its S Corporation status, became subject to federal and state income taxes, and recognized a non-recurring, non-cash charge to earnings of approximately $791,000 to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting.

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The remaining quarters for the fiscal year 1998 will each be 13 weeks.

         Quarter-to-quarter comparisons are impacted by the timing of the mailing of the Company's advertisements within and between quarters. Approximately 40% of the revenue related to a particular mailing is generated within 60 to 90 days after such mailing. The Company engages in an ongoing mailing campaign. The volume of mailings may vary in different quarters and from year-to-year depending on the Company's assessment of prevailing market opportunities. The Company expects to begin advertising through radio and television in the second quarter of 1998. The costs of such advertising will be expensed as incurred and not capitalized like its direct-mailing advertising costs. As a result, quarter-to-quarter comparisons will be impacted by the timing of such radio and television advertisements.

         The sale and delivery of contact lenses is generally governed by state laws and regulations. The Company sells to customers in nearly all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the Company is unable to obtain a copy of or verify the customer's prescription, the Company's practice is to ship the lenses to the customer, based on the information that the customer has provided. The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based on such comparison, the Company estimates that approximately one-third of its net sales appeared to conform to the requirements of applicable state laws and regulations.

Results of Operations

13 Weeks Ended April 4, 1998 Compared to Three Months Ended March 31, 1997

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                               13 Weeks          Three Months
                                                                 Ended               Ended
                                                               April 4,            March 31,
                                                                 1998                1997
                                                           -----------------   -----------------
Net sales                                                            100.0%              100.0%
Cost of sales                                                          63.6                65.3
                                                           -----------------   -----------------
Gross profit                                                           36.4                34.7
Selling, general and administrative expenses                           30.1                27.3
                                                           -----------------   -----------------
Income from operations                                                  6.3                 7.4
Other (expense) income, net                                             0.8               (0.1)
                                                           -----------------   -----------------
Income before provision for income taxes                                7.1                 7.3
Pro forma provision for income taxes                                  (2.6)               (2.8)
                                                           -----------------   -----------------
Pro forma net income                                                   4.5%                4.5%
                                                           =================   =================

         Net sales. Net sales for the quarter ended April 4, 1998 increased $7.6 million, or 266%, to $10.4 million from $2.8 million for the quarter ended December 31, 1997. This increase was primarily attributable to higher sales volumes resulting from the acquisition of new customers through additional sales and marketing efforts and from reorders from a growing customer base.

         Gross profit. Gross profit as a percentage of sales increased to 36.4% for the quarter ended April 4, 1998 from 34.7% for the quarter ended March 31, 1997. This increase is largely due to a decrease in inventory procurement cost.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended April 4, 1998 increased $2.4 million, or 304%, from the quarter ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 30.1% in the first quarter of 1998 from 27.3% in the 1997 period. The increases in expense and as a percentage of net sales are due to the increase in sales and marketing activity and the related increase in expenditures necessary to support the increased sales. Advertising as a percentage of sales was 19.2% in the first quarter of 1998 as compared to 12.8% for the first quarter of 1997.

         Other (expense) income, net. For the quarter ended April 4, 1998, other (expense) income increased to $80,236 from $(4,103) for the quarter ended March 31, 1997. This increase is due to interest income from funds received in the initial public offering of common stock in excess of the interest expense incurred prior to the initial public offering.

         Income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes. The Company anticipates that its future effective income tax rate will be approximately 38%.


Liquidity and Capital Resources

         The Company has historically funded its growth through a combination of funds generated from operations and borrowings. During February 1998, the

Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,213,750 shares of common stock, which included 288,750 shares pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $24.8 million. The Company uses funds to enhance growth through increased advertising expenditures and to increase inventory levels in anticipation of future sales.

         For the quarters ended April 4, 1998 and March 31, 1997, net cash provided by (used in) operations was approximately $(1,903,000) and $451,000, respectively. In 1998, cash was used primarily to fund increases in inventory and advertising assets (prepaid advertising and deferred advertising). These increases were partially offset by increases in accounts payable, accrued liabilities and net income before provision for deferred income taxes. In 1997, cash used to fund the increase in advertising assets was more than offset by cash provided through increases in accounts payable, accrued liabilities and net income, and a decrease in inventory.

         The Company used approximately $446,000 and $227,000 for investing activities for the quarters ended April 4, 1998 and March 31, 1997, respectively. The amounts related to capital expenditures and increases in notes receivable from shareholders. The Company received payment in full on the notes receivable during the period ended April 4, 1998, as the notes were netted with the S Corporation distribution paid during the period. The amount related to capital expenditures for the 1998 and 1997 periods were approximately $418,000 (including approximately $287,000 in deposits) and $162,000, respectively. The Company anticipates additional capital expenditures for infrastructure such as expanded and improved operating facilities, and expanded and upgraded telecommunications and management information systems.

         For the 1998 period, the Company had approximately $19.6 million provided by financing activities, resulting from net proceeds received from its initial public offering, offset by repayments of debt, distributions to stockholders and repurchase of stock. For the 1997 period, the Company used approximately $57,000 in financing activities, including debt payments and repayment of a bank overdraft, offset by borrowings from stockholders.

         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Company amended the Credit Facility in January 1998. As a result, the Credit Facility provided for borrowings equal to the lesser of $3.0 million or 50% of eligible inventory, declining to the lesser of $1.5 million or 50% of eligible inventory upon completion of a successful initial public offering of $10 million or more. The scheduled maturity of the Credit Facility is July 31, 1998. The Credit Facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5% (10% at April 4, 1998). As of April 4, 1998, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing.

         The Company is moving into its new call center during June and July of 1998 and expects to incur some additional labor and other costs associated with the move. In addition, to ease the transition to the new call center, the Company will maintain and pay for both facilities for about two months.

         The Company believes that its cash on hand after the IPO, together with cash generated from operations, will be sufficient to support current operations and future growth through fiscal 1998. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

         As a result of state regulatory requirements, the Company's liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs or fines, is prohibited from selling its products in a particular state(s) or experiences losses of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          Subsequent to April 4, 1998, a claim against the Company by a former applicant was settled. The settlement amount was recorded in the quarter ended April 4, 1998.

         From time to time the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.


Item 2.  Changes in Securities and Use of Proceeds

         (b)  Use of Proceeds from Registered Securities.

         A Registration Statement on Form S-1 (File No. 333-41055) (the "Registration Statement") registering shares of the Company's Common Stock, par value $0.01 per share, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on February 9, 1998. The IPO commenced on the effective date and terminated after all the securities registered under such Registration Statement were sold.

         Pursuant to the Registration Statement, the Company sold 2,213,750 shares of Common Stock (including 288,750 shares sold pursuant to the underwriter's over-allotment option) for its own account, for an aggregate offering price of $27,671,875, and 316,250 shares of Common Stock (including 41,250 shares sold pursuant to the underwriter's over-allotment option) for the account of the selling stockholder for an aggregate offering price of
$3,953,125. The managing underwriters of the IPO were McDonald & Company Securities, Inc. and Morgan Keegen & Company, Inc.

         In connection with the IPO, the Company incurred expenses of $2,875,962, including underwriting discounts and commissions of $1,937,031 and other expenses of $938,931. After such expenses, the Company's net proceeds from the IPO were approximately $24.8 million. Since completion of the IPO, through April 4, 1998, the approximate amounts of net offering proceeds used by the Company were as follows: (i) $1.0 million for the payment of the S Corporation distribution, net of notes receivable from stockholders, (which was paid to the shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); (ii) $3.0 million for the repayment of debt (a portion of which was repaid to a director of the Company); (iii) $1.9 million to exercise an option to purchase 442,651 shares of Common Stock from a director of the Company and (iv) $1.6 million for operations and capital expenditures.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on February 9, 1998, the stockholders of the Company, by written consent without a meeting, adopted resolutions:

         1. Approving the Agreement and Plan of Merger whereby the Company was merged with and into its present corporation, 1-800 CONTACTS, INC., a Utah corporation, and in connection with the merger the adjustment of the number of shares of common stock of the Company to be outstanding after the IPO.

         2. Approving the Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws of the Company.

         3. Approving the appointment of Arthur Andersen LLP to serve as the Company's outside independent public accounting firm for the Company's 1998 fiscal year.

         4. Approving a form of Indemnification Agreement for directors and officers of the Company.

         5. Approving the adoption of the 1-800 CONTACTS, INC. 1998 Stock Option Incentive Plan.

         6. Electing as directors the following persons: (i) Scott S. Tanner and John F. Nichols to serve until the annual meeting of stockholders in 1999, (ii) E. Dean Butler and Stephen A. Yacktman to serve until the annual meeting of stockholders in 2000 and (iii) Jonathan C. Coon and Donald A. Yacktman to serve until the annual meeting of stockholders in 2001.

         Votes cast for the above matters: 11,250    against: 0   abstaining:  0

Item 5.  Other Information

         From time to time the Company receives notices, inquiries or other correspondence from states or its regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. To date, no formal complaints have been filed against the Company concerning its business practices.

Item 6.  Exhibits and Reports on Form 8-K

             (A)  Exhibit Index


                  Exhibit No.       Description of Exhibit
                  -----------       ----------------------

                  3.1(i)            Restated Certificate of Incorporation of the
                                    Company.

                  3.1(ii)           Restated By-Laws of the Company.

                  27.1              Financial Data Schedule.

             (B) No reports on Form 8-K were filed by the Registrant during the 13 weeks ended April 4, 1998.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    1-800 CONTACTS, INC.


Dated: May   , 1998                 By:
           --                                -----------------------------------
                                    Name:    Jonathan C. Coon
                                    Title:   President & Chief Executive Officer


                                    By:
                                             -----------------------------------
                                    Name:    Scott S. Tanner
                                    Title:   Chief Financial Officer