Form 10-Q
period 1998-07-04
1 800 CONTACTS INC
filed 1998-08-18
CIK 1050122

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                    FORM 10-Q

(Mark one)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 4, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From_________to____________________.

                  Commission File Number:        0-23633
                                                --------
                              1-800 CONTACTS, INC.
           (Exact name of registrant as specified in its certificate)

                  Delaware                                  87-0571643
-------------------------------------------      -------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

   66 E. Wadsworth Park Drive, 3rd Floor
                 Draper, UT                                    84020
-------------------------------------------      -------------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (801) 924-9800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                   13751 S. Wadsworth Park Drive, Suite D-140
                                Draper, UT 84020
            --------------------------------------------------------
                       (Former address since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                             [X]   Yes            [ ]   No

As of August 18, 1998, the Registrant has 6,430,568 shares of Common Stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------

                              1-800 CONTACTS, INC.

                                      INDEX


                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             Condensed Balance Sheets as of July 4, 1998 (unaudited)
                  and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
             Condensed Statements of Operations for the Quarter and Two Quarters
                  Ended July 4, 1998 (unaudited) and June 30, 1997 (unaudited). . . . . . . . .4
             Condensed Statement of Stockholders' Equity for the Two Quarters Ended
                  July 4, 1998 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .. 5
             Condensed Statements of Cash Flows for the Two Quarters Ended
                  July 4, 1998 (unaudited) and June 30, 1997 (unaudited)   . . . . . . . . . . 6
             Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . .8
Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .. 11

PART II.  OTHER INFORMATION
Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 2.      Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . .  15
Item 3.      Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . 16
Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

                              1-800 CONTACTS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                              July 4,             December 31,
                                                                               1998                   1997
                                                                           ------------            -----------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 11,970,814            $         -
     Inventories                                                              9,821,646              4,811,855
     Prepaid advertising                                                        742,438                127,696
     Deferred income tax asset                                                   35,435                      -
     Other current assets                                                       155,016                 54,968
                                                                           ------------            -----------
        Total current assets                                                 22,725,349              4,994,519
DEFERRED ADVERTISING COSTS                                                    5,923,044              1,705,695
PROPERTY AND EQUIPMENT, net:                                                  1,529,571                562,503
OTHER ASSETS                                                                    152,591                518,347
                                                                           ------------            -----------
        Total assets                                                       $ 30,330,555            $ 7,781,064
                                                                           ============            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                                        $          -            $ 1,055,640
     Notes payable to stockholders                                                    -              1,370,000
     Current portion of capital lease obligation                                 30,928                 23,532
     Accounts payable                                                         5,875,096              3,762,158
     Accrued liabilities                                                        936,020                300,439
     Unearned revenue                                                           268,872                104,272
                                                                           ------------            -----------
        Total current liabilities                                             7,110,916              6,616,041
                                                                           ------------            -----------
LONG-TERM LIABILITIES:
     Notes payable to stockholders                                                    -                243,788
     Capital lease obligation, less current portion                              49,000                 66,877
     Deferred income tax liability                                              860,879                      -
                                                                           ------------            -----------
        Total long-term liabilities                                             909,879                310,665
                                                                           ------------            -----------
STOCKHOLDERS' EQUITY:
     Common stock                                                                64,306                 46,595
     Additional paid-in capital                                              22,971,890                 93,688
     Retained earnings (deficit)                                               (726,436)             1,286,220
     Notes receivable from stockholders                                               -               (572,145)
                                                                           ------------            -----------
        Total stockholders' equity                                           22,309,760                854,358
                                                                           ------------            -----------
        Total liabilities and stockholders' equity                         $ 30,330,555            $ 7,781,064
                                                                           ============            ===========

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                          Quarter Ended                        Two Quarters Ended
                                                  ------------------------------         ------------------------------
                                                     July 4,            June 30,             July 4,           June 30,
                                                      1998                1997                1998               1997
                                                  -----------       ------------         -----------        -----------
NET SALES                                         $12,800,438       $  4,870,394         $23,229,742        $ 7,716,383
COST OF GOODS SOLD                                  7,959,185          3,253,544          14,588,098          5,111,884
                                                  -----------       ------------         -----------        -----------
     Gross profit                                   4,841,253          1,616,850           8,641,644          2,604,499

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        5,388,732          1,315,779           8,526,658          2,093,318
                                                  -----------       ------------         -----------        -----------
INCOME (LOSS) FROM OPERATIONS                        (547,479)           301,071             114,986            511,181
                                                  -----------       ------------         -----------        -----------
OTHER INCOME (EXPENSE):
     Interest expense                                  (2,207)           (28,153)            (75,840)           (32,256)
     Interest income                                  204,255             14,445             348,124             14,445
     Other, net                                        (1,798)            10,248               8,202             10,248
                                                  -----------       ------------         -----------        -----------
        Total other, net                              200,250             (3,460)            280,486            (7,563)
                                                  -----------       ------------         -----------        -----------
INCOME (LOSS) BEFORE BENEFIT
     (PROVISION) FOR INCOME TAXES                    (347,229)           297,611             395,472            503,618
BENEFIT (PROVISION)
     FOR INCOME TAXES                                 128,464                  -            (825,444)                 -
                                                  -----------       ------------         -----------        -----------
NET INCOME (LOSS)                               $    (218,765)      $    297,611         $  (429,972)       $   503,618
                                                =============       ============         ===========        ===========
PER SHARE INFORMATION:
     Basic and diluted net income
        (loss) per common share                 $       (0.03)      $       0.06         $     (0.07)       $      0.11
                                                =============       ============         ===========        ===========
PRO FORMA INFORMATION:
     Income before benefit
        (provision) for income taxes                 (347,229)           297,611             395,472            503,618
     Benefit (provision) for income taxes             128,464           (114,580)           (149,873)          (193,893)
                                                  -----------       ------------         -----------        -----------
     Net income (loss)                          $    (218,765)      $    183,031         $   245,599        $   309,725
                                                =============       ============         ===========        ===========
     Basic and diluted net income
        (loss) per common share                 $       (0.03)      $       0.04         $      0.04        $      0.07
                                                =============       ============         ===========        ===========

            The accompanying notes to condensed financial statements
              are an integeral part of these condensed statements

                              1-800 CONTACTS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Two Quarters Ended July 4, 1998
                                   (Unaudited)

                                                                                                   Notes
                                                                  Additional      Retained        Receivable
                                            Common Stock            Paid-in        Earnings          From
                                       Shares         Amount       Capital       (Deficit)      Stockholders       Total
                                      ---------     --------    -----------   ------------      ------------   ------------
BALANCE, December 31, 1997            4,659,469     $ 46,595    $    93,688   $  1,286,220      $   (572,145)  $    854,358
    Advances to stockholder                   -            -              -              -           (27,544)       (27,544)
    Distributions to stockholders,net         -            -              -     (1,582,684)          599,689       (982,995)
    Sale of common stock,
        net of offering costs         2,213,750       22,138     24,773,775              -                 -     24,795,913
    Repurchase of common stock         (442,651)      (4,427)    (1,895,573)             -                 -     (1,900,000)
    Net loss                                  -            -              -       (429,972)                -       (429,972)
                                      ---------     --------    -----------   ------------      ------------   ------------
BALANCE, July 4, 1998                 6,430,568     $ 64,306    $22,971,890   $   (726,436)     $          -   $ 22,309,760
                                      =========     ========    ===========   ============      ============   ============

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) In Cash And Cash Equivalents

                                                                                             Two Quarters Ended
                                                                                   ------------------------------------
                                                                                         July 4,              June 30,
                                                                                          1998                  1997
                                                                                   ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $      (429,972)      $      503,618
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                        198,821               69,512
     Loss on retirement of property and equipment                                           1,798                    -
     Deferred income taxes                                                                825,444                    -
     Changes in operating assets and liabilities:
        Inventories                                                                    (5,009,791)            (854,644)
        Prepaid advertising                                                              (614,742)             (54,900)
        Other current assets                                                             (100,048)            (132,436)
        Deferred advertising costs                                                     (4,217,349)            (764,154)
        Accounts payable                                                                2,112,938            1,029,525
        Accrued liabilities                                                               635,581              121,044
        Unearned revenue                                                                  164,600              109,772
                                                                                  ---------------       --------------
            Net cash provided by (used in) operating activities                        (6,432,720)              27,337
                                                                                  ---------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                                   (27,544)            (181,612)
     Purchase of property and equipment                                                (1,150,327)            (225,725)
     Purchase of intangible assets                                                         (5,000)             (50,000)
     Deposits                                                                             (21,802)                    -
                                                                                  ---------------       --------------
            Net cash used in investing activities                                      (1,204,673)            (457,337)
                                                                                  ---------------       --------------



            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                Increase (Decrease) In Cash And Cash Equivalents

                                                                                            Two Quarters Ended
                                                                                    -----------------------------------
                                                                                        July 4,              June 30,
                                                                                         1998                  1997
                                                                                    -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions               25,734,844                   -
     Stock offering costs                                                                (563,733)             (18,664)
     Stock repurchase                                                                  (1,900,000)                   -
     Net repayments on line of credit                                                  (1,055,640)                   -
     Borrowings from stockholders                                                               -               950,000
     Principal payments on notes payable to stockholders                               (1,613,788)             (311,212)
     Principal payments on notes payable for distributions to stockholders, net          (982,995)                    -
     Principal payments on long-term debt                                                       -               (28,682)
     Principal payments on capital lease                                                  (10,481)               (7,871)
     Repayment of bank overdraft                                                                -               (68,543)
                                                                                    -------------          ------------
            Net cash provided by financing activities                                  19,608,207               515,028
                                                                                    -------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              11,970,814                85,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                -                     -
                                                                                    -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  11,970,814          $     85,028

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                         $     201,852         $      14,892

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 1998, the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. The promissory notes were paid in full during the first quarter of 1998.


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

         The results of operations for the quarter and two quarters ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CHANGE IN ACCOUNTING PERIOD

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The other quarters for fiscal year 1998 are each 13 weeks.

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

NOTE 4.  S CORPORATION DISTRIBUTIONS

         Immediately prior to the consummation of its initial public offering, the Company entered into an agreement to distribute to its existing stockholders an amount equal to the Company's retained earnings from its formation date through the date of the termination of the Company's S Corporation status. The distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. These promissory notes were paid in full during the first quarter of 1998.

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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Quarter Ended July 4, 1998                  Quarter Ended June 30, 1997
                           ------------------------------------       --------------------------------
                             Income                   Per-Share        Income                   Per-Share
                             (Loss)       Shares        Amount         (Loss)       Shares        Amount
                          ------------- ------------ -------------  ------------- ------------ -------------
Historical:
  Basic EPS                $ (218,765)   6,430,568    $    (0.03)      $  297,611     4,659,469    $    0.06
  Effect of stock options                                                                18,258
                           ----------    ---------    ----------       ----------     ---------    ---------
   Diluted EPS             $ (218,765)   6,430,568    $    (0.03)      $  297,611     4,677,727    $    0.06
                           ==========    =========    ==========       ==========     =========    =========
Pro Forma:
  Basic EPS                $ (218,765)   6,430,568    $    (0.03)      $  183,031     4,659,469    $    0.04
  Effect of stock options                                                                18,258
  Assumed distribution                                                                   78,640
                          ------------- ------------ -------------  ------------- ------------ -------------

  Diluted EPS              $ (218,765)   6,430,568    $    (0.03)      $  183,031     4,756,367    $    0.04
                          ============= ============ =============     ==========     =========    =========

                              Two Quarters Ended July 4, 1998          Two Quarters Ended June 30, 1997
                           ------------------------------------       --------------------------------------
                             Income                     Per-Share        Income                    Per-Share
                             (Loss)       Shares         Amount         (Loss)         Shares       Amount
                          ------------- ------------ -------------    ---------- ------------  -------------
Historical:
  Basic EPS                $ (429,972)   6,033,580    $    (0.07)      $  503,618     4,659,469    $    0.11
  Effect of stock options                                                                13,814
                          ------------- ------------ -------------  ------------- ------------ -------------
  Diluted EPS              $ (429,972)   6,033,580         (0.07)         503,618     4,673,283    $    0.11
                          ============= ============ =============     ==========     =========    =========

Pro Forma:
  Basic EPS                $  245,599    6,033,580    $     0.04       $  309,725     4,659,469    $    0.07
  Effect of stock options                   61,437                                       13,814
  Assumed distribution                                                                   78,640
                          ------------- ------------ -------------  -------------  ------------ -------------
  Diluted EPS              $   245,599   6,095,017    $     0.04       $  309,725     4,751,923    $    0.07
                          ============= ============ =============     ==========     =========    =========

NOTE 7.  ADVERTISING COSTS

         The Company capitalizes certain direct-mail advertising costs and amortizes those costs over the period for which the revenues are generated in accordance with Statement of Position ("SOP") 93-7. Based upon the Company's past direct-response information, the Company amortizes those costs over a 12 month period. The Company recorded direct-response advertising expense of approximately $3,379,000 and $5,256,000, respectively, for the quarter and two quarters ended July 4, 1998 and $748,000 and $1,110,000, respectively for the quarter and two quarters ended June 30, 1997. The Company expenses all other advertising costs when the advertising takes place. These advertising costs totaled approximately $565,000 and $692,000, respectively, for the quarter and two quarters ended July 4, 1998 and $14,000 and $17,000, respectively for the quarter and two quarters ended June 30, 1997.

NOTE 8.  LEGAL MATTERS

         On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all optometrists licensed to practice in California against the Company and its directors in Los Angeles County Superior Court (the "Steinberg Complaint"). The complaint alleges three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription, and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requests various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction to prevent the Company from selling contact lenses to California residents without being registered and without verifying the prescription as well as from selling sample contact lenses to California residents. In addition, the plaintiff has filed a motion for preliminary injunction seeking the injunctive relief requested in the complaint. On August 11, 1998, the Company removed the action to the United States District Court for the Central District of California based on diversity jurisdiction.

         The Company is in the preliminary stages of investigating this matter. Based upon the limited information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. The Company intends to vigorously defend this matter.

         From time to time the Company is involved in other legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company is a rapidly growing direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company has experienced significant growth in revenues. The Company's net sales have grown rapidly from $7.7 million in the first two quarters of 1997 to $23.2 million in the first two quarters of 1998.

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

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The other quarters for fiscal year 1998 are each 13 weeks.

         Quarter-to-quarter comparisons are impacted by the timing of the mailing of the Company's printed advertisements within and between quarters. Approximately 40% of the revenue related to a particular mailing is generated within 60 to 90 days after such mailing. The Company engages in an ongoing mailing campaign. The volume of mailings may vary in different quarters and from year-to-year depending on the Company's assessment of prevailing market opportunities. The Company began advertising through television and the Internet in the second quarter of 1998. In addition, the Company expects to begin advertising through radio during the third quarter of 1998. The costs of television, radio and Internet advertising are expensed as incurred and are not capitalized like direct-mailing advertising costs. As a result, quarter-to-quarter comparisons are impacted by the timing of such television, radio and Internet advertisements.

         The sale and delivery of contact lenses are generally governed by state laws and regulations. The Company sells to customers in nearly all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the Company is unable to obtain a copy of or verify the customer's prescription, the Company's practice is to ship the lenses to the customer, based on the information that the customer has provided. The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based on such comparison, the Company estimates that approximately one-third of its net sales appeared to conform to the requirements of applicable state laws and regulations.

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                     Quarter Ended              Two Quarters Ended
                                                  ------------------------     -------------------------
                                                     July 4,     June 30,         July 4,      June 30,
                                                      1998         1997            1998          1997
                                                  -----------  -----------     -----------   -----------
Net sales                                             100.0%       100.0%          100.0%        100.0%
Cost of sales                                          62.2%        66.8%           62.8%         66.2%
                                                  -----------  -----------     -----------   -----------
Gross profit                                           37.8%        33.2%           37.2%         33.8%
Selling, general and administrative expenses           42.1%        27.0%           36.7%         27.2%
                                                  -----------  -----------     -----------   -----------
Income (loss) from operations                         (4.3%)         6.2%            0.5%          6.6%
Other income (expense), net                             1.6%       (0.1%)            1.2%        (0.1%)
                                                  -----------  -----------     -----------   -----------
Income (loss) before benefit
      (provision) for income taxes                    (2.7%)         6.1%            1.7%          6.5%
Pro forma benefit (provision) for income taxes          1.0%       (2.3%)          (0.6%)        (2.5%)
                                                  -----------  -----------     -----------   -----------
Pro forma net income (loss)                           (1.7%)         3.8%            1.1%          4.0%
                                                  ===========  ===========     ===========   ===========

         Net sales. Net sales for the quarter ended July 4, 1998 increased $7.93 million, or 163%, to $12.80 million from $4.87 million for the quarter ended June 30, 1997. For the two quarters ended July 4, 1998, net sales increased
$15.51 million, or 201%, to $23.23 million from $7.72 million for the two quarters ended June 30, 1997. These increases are primarily attributable to higher sales volumes resulting from the acquisition of new customers through additional sales and marketing efforts and from reorders from a growing customer base.

         Gross profit. Gross profit as a percentage of sales increased to 37.8% for the quarter ended July 4, 1998 from 33.2% for the quarter ended June 30, 1997. For the two quarters ended July 4, 1998, gross profit as a percentage of sales increased to 37.2% from 33.8% for the two quarters ended June 30, 1997. These increases are largely due to decreases in inventory procurement costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended July 4, 1998 increased $4.07 million, or 308%, from the quarter ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 42.1% in the second quarter of 1998 from 27.0% in the comparable 1997 period. For the two quarters ended July 4, 1998, selling, general and administrative expenses increased $6.43 million, or 307%, from the two quarters ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 36.7% in the first two quarters of 1998 from 27.2% in the comparable 1997 period. These increases in expense and as a percentage of net sales are primarily due to the increase in sales and marketing activity and the related increase in expenditures necessary to support the increased sales. Advertising as a percentage of sales was 30.8% in the second quarter of 1998 as compared to 15.6% in the second quarter of 1997. For the first two quarters of 1998, advertising as a percentage of sales was 25.6% as compared to 14.6% for the first two quarters of 1997. During the second quarter of 1998, the Company tested new forms of advertising, including television and Internet advertising. As a result of this testing, the Company has decided to change the business advertising model from mainly print advertising, which is capitalized, to a majority of fully-expensed broadcast advertising (television, radio, and Internet).

         Other (expense) income, net. For the quarter ended July 4, 1998, other (expense) income increased to $200,250 from $(3,460) for the quarter ended June 30, 1997. For the two quarters ended July 4, 1998, other (expense) income increased to $280,486 from $(7,563) for the two quarters ended June 30, 1997. These increases are due to interest income from funds received in the initial public offering of common stock in excess of the interest expense incurred prior to the initial public offering.

         Income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the periods shown. For the quarter ended July 4, 1998, the pro forma provision for income taxes is the same as the provision for income taxes as the Company was a C Corporation for the entire period. The Company anticipates that its future effective income tax rate will be approximately 38%.

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

         For the two quarters ended July 4, 1998 and June 30, 1997, net cash provided by (used in) operations was approximately $(6,433,000) and $27,000, respectively. In both 1998 and 1997, cash was used primarily to fund increases in inventory and advertising assets (prepaid advertising and deferred advertising). In 1998, these increases were partially offset by deferred income taxes and by increases in accounts payable and accrued liabilities. In 1997, cash used to fund the increases in inventory and advertising assets mostly offset by net income and the increases in accounts payable and accrued liabilities.

         The Company used approximately $1,205,000 and $457,000 for investing activities for the two quarters ended July 4, 1998 and June 30, 1997, respectively. The majority of these amounts relate to capital expenditures and increases in notes receivable from shareholders. The Company received payment in full on the notes receivable during the first quarter of 1998, as the notes were netted with the S Corporation distribution paid during the period. The amounts related to capital expenditures for the 1998 and 1997 periods were approximately $1,150,000 and $226,000, respectively. The Company moved into its new call center during June and July of 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         For the 1998 period, the Company had approximately $19.61 million provided by financing activities, resulting from net proceeds received from its initial public offering, offset by repayments of debt, distributions to stockholders and repurchase of stock. For the 1997 period, the Company had approximately $515,000 provided by financing activities, resulting from net borrowings from stockholders, offset by debt payments and repayment of a bank overdraft.

         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Company amended the Credit Facility in January 1998. As a result, the Credit Facility provided for borrowings equal to the lesser of $3.0 million or 50% of eligible inventory, declining to the lesser of $1.5 million or 50% of eligible inventory upon completion of a successful initial public offering of $10 million or more. The Credit Facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5% (10% at July 4, 1998). As of July 4, 1998, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The term of the Credit Facility was originally set to mature on July 31, 1998; however, the Credit Facility term has been extended to August 31, 1998. The Company has applied for a renewal of the Credit Facility.

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

         During the second quarter of 1998, the Company tested new forms of advertising, including television and Internet advertising. As a result of this testing, the Company has decided to change the business advertising model from mainly print advertising, which is capitalized, to a majority of fully-expensed broadcast advertising (television, radio, and Internet). This shift from print advertising to a majority of broadcast advertising will result in reported losses in the remainder of the year. The Company expects losses during this transition period to range from ($0.35) to ($0.40) per share in the third quarter and from ($0.03) to ($0.05) per share in the fourth quarter of 1998. These expected losses are mainly the result of a shift to a business model with more immediately expensed advertising.

         The Company has reviewed all of its current computer applications with respect to the year 2000 issue. The Company believes all of its applications are substantially year 2000 compliant and that any additional costs with respect to year 2000 compliance will not be material to the Company. The Company is currently unable to determine the effects of year 2000 compliance by its vendors.


Forward Looking Statements

         This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the Company's marketing plans, expectations concerning growth in the market, certain financial projections and the planned use of capital. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of this document and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results may differ from those projected in the forward-looking statements. Numerous factors, including without limitation general economic conditions, the health of the contact lens industry, the effectiveness of advertising, inventory acquisition and management, and legal and regulatory considerations, many of which are beyond the control of management of the Company, could cause future results to differ substantially from those contemplated in such forward-looking statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         During the quarter ended July 4, 1998, a claim against the Company by a former applicant was settled. The settlement amount was recorded in the quarter ended April 4, 1998.

         On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all optometrists licensed to practice in California against the Company and its directors in Los Angeles County Superior Court (the "Steinberg Complaint"). The complaint alleges three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription, and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requests various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction to prevent the Company from selling contact lenses to California residents without being registered and without verifying the prescription as well as from selling sample contact lenses to California residents. In addition, the plaintiff has filed a motion for preliminary injunction seeking the injunctive relief requested in the complaint. On August 11, 1998, the Company removed the action to the United States District Court for the Central District of California based on diversity jurisdiction.

         The Company is in the preliminary stages of investigating this matter. Based upon the limited information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. The Company intends to vigorously defend this matter.

         From time to time the Company is involved in other legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

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

         In connection with the IPO, the Company incurred expenses of $2,875,962, including underwriting discounts and commissions of $1,937,031 and other expenses of $938,931. After such expenses, the Company's net proceeds from the IPO were approximately $24.8 million. Since completion of the IPO, through July 4, 1998, the approximate amounts of net offering proceeds used by the Company were as follows: (i) $1.0 million for the payment of the S Corporation distribution, net of notes receivable from stockholders, (which was paid to the shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); (ii) $3.0 million for the repayment of debt (a portion of which was repaid to a director of the Company); (iii) $1.9 million to exercise an option to purchase 442,651 shares of Common Stock from a director of the Company (iv) $1.1 million for capital expenditures and (v) $5.8 million for working capital. The $12.0 million remaining proceeds are held in a money market fund.

Item 3.  Defaults upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

From time to time the Company receives notices, inquiries or other correspondence from states or its regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. To date, no formal complaints have been filed against the Company concerning its business practices, other than the Steinberg Complaint referenced above.

Item 6.  Exhibits and Reports on Form 8-K

             (A)  Exhibit Index


                     Exhibit No.        Description of Exhibit
                     -----------        ----------------------

                     27.1               Financial Data Schedule.

             (B) No reports on Form 8-K were filed by the Registrant during the quarter ended July 4, 1998.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              1-800 CONTACTS, INC.


Dated: August __, 1998          By:-----------------------------------------
                                Name:    Jonathan C. Coon
                                Title:   President & Chief Executive Officer


                                By:-----------------------------------------
                                Name:    Scott S. Tanner
                                Title:   Chief Financial Officer