Form 10-Q
period 1998-10-03
1 800 CONTACTS INC
filed 1998-11-17
CIK 1050122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 3, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From         to
                                                --------   -------
                  Commission File Number:        0-23633
                                                --------

                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                          87-0571643
   -----------------                -------------------------
 (State or other jurisdiction    (I.R.S. Employer Identification No.)
of incorporation or organization)

  66 E. Wadsworth Park Drive, 3rd Floor
             Draper, UT                                        84020
----------------------------------------          -----------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (801) 924-9800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [X]   Yes          [ ]     No

As of November 17, 1998, the Registrant has 6,415,568 shares of Common Stock, par value $0.01 per share, outstanding.

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             Condensed Balance Sheets as of October 3, 1998 (unaudited)
                  and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
             Condensed Statements of Operations for the Quarter and Three Quarters Ended
                  October 3, 1998 (unaudited) and September 30, 1997 (unaudited)                4
             Condensed Statement of Stockholders' Equity for the Three Quarters Ended
                  October 3, 1998 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .  5
             Condensed Statements of Cash Flows for the Three Quarters Ended
                  October 3, 1998 (unaudited) and September 30, 1997 (unaudited)           .    6
             Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . 8
Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II.  OTHER INFORMATION
Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 2.      Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . 15
Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . .16
Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .    16
Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .16


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                              1-800 CONTACTS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                            October 3,            December 31,
                                                                              1998                   1997
                                                                           ------------           ------------
                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $  7,821,036           $          -
     Inventories                                                             12,421,931              4,811,855
     Prepaid advertising                                                        476,832                127,696
     Deferred income tax asset                                                   71,989                      -
     Other current assets                                                       202,114                 54,968
                                                                           ------------           ------------
        Total current assets                                                 20,993,902              4,994,519
DEFERRED ADVERTISING COSTS                                                    6,001,749              1,705,695
PROPERTY AND EQUIPMENT, net:                                                  2,030,606                562,503
DEFERRED INCOME TAX ASSET                                                       570,690                      -
OTHER ASSETS                                                                    136,380                518,347
                                                                           ------------           ------------
        Total assets                                                       $ 29,733,327           $  7,781,064
                                                                           ============            ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                                        $          -           $  1,055,640
     Notes payable to stockholders                                                    -              1,370,000
     Current portion of capital lease obligation                                 34,773                 23,532
     Accounts payable                                                         7,804,907              3,762,158
     Accrued liabilities                                                      1,415,333                300,439
     Unearned revenue                                                           599,184                104,272
                                                                           ------------           ------------
        Total current liabilities                                             9,854,197              6,616,041
                                                                           ------------           ------------
LONG-TERM LIABILITIES:
     Notes payable to stockholders                                                    -                243,788
     Capital lease obligation, less current portion                              39,706                 66,877
                                                                           ------------           ------------
        Total long-term liabilities                                              39,706                310,665
                                                                           ------------           ------------

STOCKHOLDERS' EQUITY:
     Common stock                                                                64,306                 46,595
     Additional paid-in capital                                              22,971,890                 93,688
     Retained earnings (deficit)                                             (3,196,772)             1,286,220
     Notes receivable from stockholders                                               -               (572,145)
                                                                           ------------           ------------
        Total stockholders' equity                                           19,839,424                854,358
                                                                           ------------           ------------
        Total liabilities and stockholders' equity                         $ 29,733,327           $  7,781,064
                                                                           ============            ===========

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                Quarter Ended                     Three Quarters Ended
                                                   --------------------------------        -------------------------------
                                                    October 3,        September 30,         October 3,        September 30,
                                                       1998               1997                 1998               1997
                                                   ------------        ------------        ------------       ------------

NET SALES                                          $ 18,418,946        $ 6,428,452         $ 41,648,688       $ 14,144,835
COST OF GOODS SOLD                                   11,490,306          4,340,929           26,078,404          9,452,813
                                                   ------------        ------------        ------------       ------------
     Gross profit                                     6,928,640          2,087,523           15,570,284          4,692,022
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                         11,004,215          1,765,538           19,530,873          3,858,856
                                                   ------------        ------------        ------------       ------------
INCOME (LOSS) FROM OPERATIONS                        (4,075,575)           321,985           (3,960,589)           833,166
                                                   ------------        ------------        ------------       ------------
OTHER INCOME (EXPENSE):
     Interest expense                                    (2,051)           (46,230)             (77,891)           (78,486)
     Interest income                                    139,167              9,622              487,291             24,067
     Other, net                                               -              3,147                8,202             13,395
                                                   ------------        ------------        ------------       ------------
        Total other, net                                137,116            (33,461)             417,602            (41,024)
                                                   ------------        ------------        ------------       ------------
INCOME (LOSS) BEFORE BENEFIT
     FOR INCOME TAXES                                (3,938,459)           288,524           (3,542,987)           792,142
BENEFIT FOR INCOME TAXES                              1,468,123                  -              642,679                  -
                                                   ------------        ------------        ------------       ------------
NET INCOME (LOSS)                                  $ (2,470,336)       $   288,524         $ (2,900,308)      $    792,142
                                                   ============        ============        ============       ============
PER SHARE INFORMATION:
     Basic and diluted net income
        (loss) per common share                    $      (0.38)       $      0.06         $      (0.47)      $       0.17
                                                   ============        ============        ============       ============
PRO FORMA INFORMATION:
     Income before benefit
        (provision) for income taxes                 (3,938,459)           288,524           (3,542,987)           792,142
     Benefit (provision) for income taxes             1,468,123           (111,082)             642,679           (304,975)
                                                   ------------        ------------        ------------       ------------
     Net income (loss)                             $ (2,470,336)       $   177,442         $ (2,900,308)      $    487,167
                                                   ============        ============        ============       ============
     Basic and diluted net income
        (loss) per common share                    $      (0.38)       $      0.04         $      (0.47)      $       0.10
                                                   ============        ============        ============       ============

            The accompanying  notes  to  condensed  financial statements are an integral part of these condensed statements.


                              1-800 CONTACTS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Quarters Ended October 3, 1998
                                   (Unaudited)
                                                                                                 Notes
                                          Common Stock          Additional       Retained     Receivable
                                          ------------           Paid-in         Earnings         From
                                       Shares       Amount       Capital        (Deficit)     Stockholders          Total
                                    ------------ ------------   ------------   ------------   ------------       ----------
BALANCE, December 31, 1997            4,659,469  $    46,595    $    93,688     $ 1,286,220   $    (572,145)     $  854,358
    Advances to stockholders                  -            -              -               -         (27,544)        (27,544)
    Distributions to stockholders, net        -            -              -      (1,582,684)        599,689        (982,995)
    Sale of common stock,
        net of offering costs         2,213,750       22,138     24,773,775               -               -      24,795,913
    Repurchase of common stock         (442,651)      (4,427)    (1,895,573)              -               -      (1,900,000)
    Net loss                                  -            -              -      (2,900,308)              -      (2,900,308)
                                    ------------ ------------   ------------    ------------   -------------     ------------

BALANCE, October 3, 1998              6,430,568  $    64,306    $ 22,971,890    $ (3,196,772) $           -      $19,839,424
                                    ============ ============   ============    =============  =============     ===========

                  The accompanying notes to condensed financial
               statements are an integral part of these condensed
                                   statements.



                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                Increase (Decrease) In Cash And Cash Equivalents
                                                                                             Three Quarters Ended
                                                                                      ------------------------------------
                                                                                         October 3,          September 30,
                                                                                            1998                  1997
                                                                                      -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $ (2,900,308)            $ 792,142
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                         313,137                97,213
     Loss on retirement of property and equipment                                            1,798                     -
     Deferred income taxes                                                                (642,679)                    -
     Changes in operating assets and liabilities:
        Inventories                                                                     (7,610,076)           (2,737,270)
        Prepaid advertising                                                               (349,136)              (77,272)
        Other current assets                                                              (147,146)              (40,677)
        Deferred advertising costs                                                      (4,296,054)           (1,231,666)
        Accounts payable                                                                 4,042,749             1,869,978
        Accrued liabilities                                                              1,114,894               178,386
        Unearned revenue                                                                   494,912               123,615
                                                                                     -------------           -------------
            Net cash used in operating activities                                       (9,977,909)           (1,025,551)
                                                                                     -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                                    (27,544)             (262,739)
     Purchase of property and equipment                                                 (1,779,806)             (344,432)
     Proceeds from sale of property and equipment                                           22,900                     -
     Purchase of intangible assets                                                          (5,000)              (50,000)
     Deposits                                                                              (14,363)              (32,563)
                                                                                     -------------           -------------
            Net cash used in investing activities                                       (1,803,813)             (689,734)
                                                                                     -------------           -------------


           The accompanying notes to condensed financial statements are an integral part of these condensed statements.


                              1-800 CONTACTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                Increase (Decrease) In Cash And Cash Equivalents
                                                                                             Three Quarters Ended
                                                                                       ------------------------------------
                                                                                        October 3,            September 30,
                                                                                           1998                   1997
                                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions                25,734,844                     -
     Stock offering costs                                                                 (563,733)             (187,459)
     Stock repurchase                                                                   (1,900,000)                    -
     Net (repayments) borrowings on line of credit                                      (1,055,640)              651,107
     Borrowings from stockholders                                                                -             1,800,000
     Principal payments on notes payable to stockholders                                (1,613,788)             (411,212)
     Principal payments on notes payable for distributions to stockholders, net           (982,995)                    -
     Principal payments on long-term debt                                                        -               (55,871)
     Principal payments on capital lease obligation                                        (15,930)              (12,737)
     Repayment of bank overdraft                                                                 -               (68,543)
                                                                                       ------------           ------------
            Net cash provided by financing activities                                   19,602,758             1,715,285
                                                                                       ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                7,821,036                     -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 -                     -
                                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 7,821,036            $        -
                                                                                       ===========            ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                              $ 203,903              $ 22,552

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

         The results of operations for the quarter and three quarters ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5.  INCOME TAXES AND PRO FORMA INFORMATION

         Effective February 9, 1998 the Company's S Corporation election was terminated. As a result, the Company became subject to income taxation; and in accordance with SFAS 109, recorded deferred tax assets and liabilities and the corresponding income tax provision.

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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                Quarter Ended October 3, 1998                        Quarter Ended September 30, 1997
                            --------------------------------------------------   --------------------------------------------------
                                Income                              Per-Share            Income                        Per-Share
                                (Loss)              Shares           Amount              (Loss)         Shares           Amount
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
Historical:
  Basic EPS                     $(2,470,336)       6,430,568          $ (0.38)         $ 288,524        4,659,469           $ 0.06
  Effect of stock options                                                                                  26,551
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
  Diluted EPS                   $(2,470,336)       6,430,568          $ (0.38)         $ 288,524        4,686,020           $ 0.06
                            ================  ===============   ==============   ================  ===============  ===============

Pro Forma:
  Basic EPS                     $(2,470,336)       6,430,568          $ (0.38)         $ 177,442        4,659,469           $ 0.04
  Effect of stock options                                                                                  26,551
  Assumed distribution                                                                                     78,640
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
  Diluted EPS                   $(2,470,336)       6,430,568          $ (0.38)         $ 177,442        4,764,660           $ 0.04
                            ================  ===============   ==============   ================  ===============  ===============

                               Three Quarters Ended October 3, 1998               Three Quarters Ended September 30, 1997
                            --------------------------------------------------   --------------------------------------------------
                                Income                            Per-Share          Income                           Per-Share
                                (Loss)            Shares           Amount            (Loss)            Shares           Amount
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
Historical:
  Basic EPS                     $(2,900,308)       6,164,471          $ (0.47)         $ 792,142        4,659,469           $ 0.17
  Effect of stock options                                                                                  18,059
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
  Diluted EPS                   $(2,900,308)       6,164,471          $ (0.47)         $ 792,142        4,677,528           $ 0.17
                            ================  ===============   ==============   ================  ===============  ===============

Pro Forma:
  Basic EPS                     $(2,900,308)       6,164,471          $ (0.47)         $ 487,167        4,659,469           $ 0.10
  Effect of stock options                                                                                  18,059
  Assumed distribution                                                                                     78,640
                            ----------------  ---------------   --------------   ----------------  ---------------  ---------------
  Diluted EPS                   $(2,900,308)       6,164,471          $ (0.47)         $ 487,167        4,756,168           $ 0.10
                            ================  ===============   ==============   ================  ===============  ===============

NOTE 7.  ADVERTISING COSTS

         The Company capitalizes certain direct-mail advertising costs and amortizes those costs over the period for which the revenues are generated in accordance with Statement of Position ("SOP") 93-7. Based upon the Company's past direct-response information, the Company amortizes those costs over a 12 month period. The Company recorded direct-response advertising expense of approximately $4,136,000 and $9,392,000, respectively, for the quarter and three quarters ended October 3, 1998 and $1,004,000 and $2,114,000, respectively for the quarter and three quarters ended September 30, 1997. The Company expenses all other advertising costs when the advertising takes place. These advertising costs totaled approximately $4,380,000 and $5,072,000, respectively, for the quarter and three quarters ended October 3, 1998 and $28,000 and $45,000, respectively for the quarter and three quarters ended September 30, 1997.

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

         In response to motions by the Company, plaintiff and another California optometrist, Ellis Miles (collectively, "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks restitutionary relief rather than damages. Plaintiffs also stipulated to dismiss the Company's directors as defendants rather than oppose the Company's motion to dismiss them, leaving the Company as the only remaining defendant.

         On October 2, 1998, plaintiffs re-filed their motion for preliminary injunction in federal court. The Company likewise filed a motion to strike plaintiffs' claims for monetary relief. Plaintiffs withdrew their motion for preliminary injunction on October 19, 1998, after the Company filed its opposition to the motion indicating, inter alia, that the Company had been registered as a Nonresident Contact Lens Seller in California. The parties are still waiting for the Court's ruling on the Company's motion to strike plaintiffs' claims for monetary relief.

         From time to time the Company is involved in other legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.


NOTE 9.  SUBSEQUENT EVENT

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of 1-800 CONTACTS, INC. common stock will be subject to market conditions and will be accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock for use for corporate purposes. The repurchase program will be effected in accordance with the safe harbor provisions of Rule 10b-18. As of November 17, 1998, the Company has repurchased 15,000 shares at $5.375 per share plus commissions for a total cost of $81,375. The repurchases were funded using cash on hand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company is a rapidly growing direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company has experienced significant growth in revenues. Net sales for the third quarter of 1998 increased 187% to a record $18.4 million from $6.4 million in the same quarter in 1997 and from $12.8 million in the second quarter of 1998. Net sales for the three quarters ended October 3, 1998 increased 194% to $41.6 million from the comparable three quarters in 1997.

         Prior to consummation of its initial public offering ("IPO") in February 1998, the Company operated as an S corporation and, as a result, had not been subject to federal or certain state income taxes. In connection with the consummation of the IPO, the Company revoked its S Corporation status, became subject to federal and state income taxes, and recorded deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting.

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The other quarters for fiscal year 1998 are each 13 weeks.

         Quarter-to-quarter comparisons are impacted by the timing of the mailing of the Company's printed advertisements within and between quarters. Approximately 40% of the revenue related to a particular mailing is generated within 60 to 90 days after such mailing. The Company engages in an ongoing mailing campaign. The volume of mailings may vary in different quarters and from year-to-year depending on the Company's assessment of prevailing market opportunities. The Company began advertising through television and the Internet in the second quarter of 1998. In addition, the Company began advertising through radio during the third quarter of 1998. The costs of television, radio and Internet advertising are expensed as incurred and are not capitalized like direct-mailing advertising costs. As a result, quarter-to-quarter comparisons are impacted by the timing of such television, radio and Internet advertisements.

         The sale and delivery of contact lenses are generally governed by state laws and regulations. The Company sells to customers in nearly all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the Company is unable to obtain a copy of or verify the customer's prescription, the Company's practice is to ship the lenses to the customer, based on the information that the customer has provided. The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based on such comparison, the Company estimates that approximately one-third of its net sales appeared to conform to the requirements of applicable state laws and regulations.
                                       11

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                  Quarter Ended                       Three Quarters Ended
                                                 ------------------------------------  -----------------------------------
                                                    October 3,        September 30,       October 3,       September 30,
                                                       1998               1997               1998              1997
                                                 -----------------  -----------------  ----------------- -----------------
Net sales                                                  100.0%             100.0%             100.0%            100.0%
Cost of goods sold                                          62.4%              67.5%              62.6%             66.8%
                                                 -----------------  -----------------  ----------------- -----------------
Gross profit                                                37.6%              32.5%              37.4%             33.2%
Selling, general and administrative expenses                59.7%              27.5%              46.9%             27.3%
                                                 -----------------  -----------------  ----------------- -----------------
Income (loss) from operations                              (22.1%)              5.0%              (9.5%)             5.9%
Other income (expense), net                                  0.7%              (0.5%)              1.0%             (0.3%)
                                                 -----------------  -----------------  ----------------- -----------------
Income (loss) before benefit
(provision) for income taxes                               (21.4%)              4.5%              (8.5%)             5.6%
Pro forma benefit (provision) for income taxes               8.0%              (1.7%)              1.5%             (2.2%)
                                                 -----------------  -----------------  ----------------- -----------------
Pro forma net income (loss)                                (13.4%)              2.8%              (7.0%)             3.4%
                                                 =================  =================  ================= =================

         Net sales. Net sales for the quarter ended October 3, 1998 increased 187% from the quarter ended September 30, 1997. For the three quarters ended
October 3, 1998, net sales increased 194% from the three quarters ended September 30, 1997. The Company believes that these increases in net sales reflect some of the benefits of the Company's increased television and Internet advertising. The Company expects net sales for the fourth quarter of 1998 to be relatively constant with the third quarter net sales.

         Gross profit. Gross profit as a percentage of sales increased to 37.6% for the quarter ended October 3, 1998 from 32.5% for the quarter ended September 30, 1997. For the three quarters ended October 3, 1998, gross profit as a percentage of sales increased to 37.4% from 33.2% for the three quarters ended September 30, 1997. With the increase in sales, the Company has been able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from the access to more vendors.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended October 3, 1998 increased 523% from the quarter ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 59.7% in the third quarter of 1998 from 27.5% in the comparable 1997 period. For the three quarters ended October 3, 1998, selling, general and administrative expenses increased 406% from the three quarters ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 46.9% in the first three quarters of 1998 from 27.3% in the comparable 1997 period. During 1998, the Company has continued to increase its sales and marketing activity. In addition, during the third quarter of 1998, the Company changed the business advertising model from mainly print advertising, which is capitalized, to a model with a significant amount of fully-expensed broadcast advertising (television, radio, and Internet). Advertising as a percentage of sales was 46.2% in the third quarter of 1998 as compared to 16.1% in the third quarter of 1997. For the first three quarters of 1998, advertising as a percentage of sales was 34.7% as compared to 15.3% for the first three quarters of 1997.

         Other (expense) income, net. The quarterly and year-to-date increases in other (expense) income are due to interest income from funds received in the initial public offering of common stock in excess of the interest expense incurred prior to the initial public offering.

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

         For the three quarters ended October 3, 1998 and September 30, 1997, net cash used in operations was approximately $10.0 million and 1.0 million, respectively. In both 1998 and 1997, cash was used primarily to fund the Company's growth as the Company increased inventory levels and advertising spending.

         The Company used approximately $1,804,000 and $690,000 for investing activities for the three quarters ended October 3, 1998 and September 30, 1997, respectively. The majority of these amounts relate to capital expenditures and increases in notes receivable from shareholders. The Company received payment in full on the notes receivable during the first quarter of 1998, as the notes were netted with the S Corporation distribution paid during the period. The amounts related to capital expenditures for the first three quarters of 1998 and 1997 were approximately $1,780,000 and $344,000, respectively. The Company moved into its new call center during June and July of 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. To support the inventory levels and to improve fulfillment capabilities, the Company has executed a lease agreement for an expanded distribution center. This new facility is several times the size of the current distribution center and is strategically located close the Salt Lake City airport. The Company expects to be in the new facility by early 1999. The Company made and anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         For the 1998 period, the Company had approximately $19.6 million provided by financing activities, resulting from net proceeds received from its initial public offering, offset by repayments of debt, distributions to stockholders and repurchase of stock. For the 1997 period, the Company had approximately $1.7 million provided by financing activities, resulting from net borrowings on a line of credit and from stockholders, offset by debt payments and repayment of a bank overdraft.

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of 1-800 CONTACTS, INC. common stock will be subject to market conditions and will be accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock for use for corporate purposes. The repurchase program will be effected in accordance with the safe harbor provisions of Rule 10b-18. As of November 17, 1998, the Company has repurchased 15,000 shares at $5.375 per share plus commissions for a total cost of $81,375. The repurchases were funded using cash on hand.

         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Company amended the Credit Facility in January 1998 and October 1998. As a result, the Credit Facility provides for borrowings equal to the lesser of $5.0 million or 50% of eligible inventory. The Credit Facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5% (9.75% at October 3, 1998). As of October 3, 1998, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The Credit Facility is set to mature on July 31, 1999.

         The Company believes that its cash on hand after the IPO, together with cash generated from operations and the cash available through the Credit Facility, will be sufficient to support current operations and future growth through fiscal 1999. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

         Based on a preliminary review of its current computer applications and internal technology systems, the Company believes all of its applications and internal technology systems are substantially Year 2000 compliant. To ensure the Company is Year 2000 compliant, the Company is currently taking steps to perform a more in-depth analysis and testing of Year 2000 compliance on its computer applications, internal technology systems and embedded technology. The Company does not expect Year 2000 compliance to be a major issue since the Company has replaced or upgraded the majority of its critical technology systems within the last two years. However, the Company believes that by completing this in-depth analysis and testing that the Company will be able to take any necessary steps to become Year 2000 compliant. If this analysis and any necessary corrective actions are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company is currently unable to determine the effects of Year 2000 compliance by third parties that are significant to its operations. The Company is in the process of contacting significant third parties to assess the parties' Year 2000 compliance and to determine the extent to which the Company's operations will be impacted by those third parties' failure to fix their own
Year 2000 issues. If the systems of critical third parties are not in compliance, the Company's operations will be adversely effected.

          The Company has not yet incurred any significant costs related to Year 2000 compliance. Once the Company has completed the above steps, the Company will be able to determine any significant future costs associated with Year 2000 compliance. Although the Company has not yet approved a formal Year 2000 contingency plan, the Company has manual processes which can be used in the event of system disruption. The Company expects to approve a formal contingency plan during 1999.

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

         In response to motions by the Company, plaintiff and another California optometrist, Ellis Miles (collectively, "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks restitutionary relief rather than damages. Plaintiffs also stipulated to dismiss the Company's directors as defendants rather than oppose the Company's motion to dismiss them, leaving the Company as the only remaining defendant.

     On October 2, 1998, plaintiffs re-filed their motion for preliminary injunction in federal court. The Company likewise filed a motion to strike plaintiffs' claims for monetary relief. Plaintiffs withdrew their motion for preliminary injunction on October 19, 1998, after the Company filed its opposition to the motion indicating, inter alia, that the Company had been registered as a Nonresident Contact Lens Seller in California. The parties are still waiting for the Court's ruling on the Company's motion to strike plaintiffs' claims for monetary relief.

         From time to time the Company is involved in other legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds

         (d)  Use of Proceeds from Registered Securities.

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

         In connection with the IPO, the Company incurred expenses of $2,875,962, including underwriting discounts and commissions of $1,937,031 and other expenses of $938,931. After such expenses, the Company's net proceeds from the IPO were approximately $24.8 million. Since completion of the IPO, through October 3, 1998, the approximate amounts of net offering proceeds used by the Company were as follows: (i) $1.0 million for the payment of the S Corporation distribution, net of notes receivable from stockholders, (which was paid to the shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); (ii) $3.0 million for the repayment of debt (a portion of which was repaid to a director of the Company); (iii) $1.9 million to exercise an option to purchase 442,651 shares of Common Stock from a director of the Company (iv) $1.8 million for capital expenditures and (v) $9.3 million for general corporate purposes, including advertising, inventory and other working capital. The $7.8 million remaining proceeds are held in a money market fund.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

         On November 4, 1998, Donald Yacktman resigned from the Company's Board of Directors for personal reasons. Mr. Yacktman has been a member of the Board since February 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

             (A)  Exhibit Index


                     Exhibit No.        Description of Exhibit
                     -----------        ----------------------

                     27                 Financial Data Schedule.

             (B) No reports on Form 8-K were filed by the Registrant during the quarter ended October 3, 1998.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         1-800 CONTACTS, INC.


Dated: November __, 1998        By:
                                    --------------------------------------------
                                    Name:    Jonathan C. Coon
                                    Title:   President & Chief Executive Officer


                                By:
                                    --------------------------------------------
                                    Name:    Scott S. Tanner
                                    Title:   Chief Financial Officer