Form 10-K
period 1999-01-02
1 800 CONTACTS INC
filed 1999-04-02
CIK 1050122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended January 2, 1999 or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission file number:   0-23633
                                          -----------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   87-0571643
   ---------------------------------        ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)

   66 E. Wadsworth Park Drive 3rd
       Floor, Draper, UT                                   84020
  ------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (801) 924-9800

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    [X] Yes                [_] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_]

         The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 26, 1999 at a closing sale price of $11.00 as reported by the Nasdaq Stock Market ("Nasdaq") was approximately $30.2 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 26, 1999, the Registrant has 6,275,364 shares of Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on May 21, 1999 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").
================================================================================

                             1-800 CONTACTS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                            PAGE NO.
                                                                                            --------
 PART I
 Item 1.   Business....................................................................       3
 Item 2.   Properties..................................................................       11
 Item 3.   Legal Proceedings...........................................................       11
 Item 4.   Submission of Matters to a Vote of Security-Holders.........................       12
 Item 4A.  Executive Officers of the Registrant........................................       12

 PART II
 Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...       12
 Item 6.   Selected Financial Data.....................................................       14
 Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................       15
 Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...................       19
 Item 8.   Financial Statements and Supplementary Data.................................       19
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................       20

 PART III
 Item 10.  Directors and Executive Officers of the Registrant..........................       20
 Item 11.  Executive Compensation......................................................       20
 Item 12.  Security Ownership of Certain Beneficial Owners and Management..............       20
 Item 13.  Certain Relationships and Related Transactions..............................       20

 PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............       20

                                    PART I

ITEM 1.      BUSINESS.

OVERVIEW

     1-800 CONTACTS, INC. (the "Company") was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company is the successor to the business founded by the Company's Vice President of Operations in March 1991. The Company's principal executive office is located at 66 E. Wadsworth Park Drive 3rd Floor, Draper, Utah 84020 and its telephone number is (801) 924-9800. The Company maintains a website on the Internet at www.1800contacts.com.

     The Company is a rapidly growing direct marketer of replacement contact lenses. Through its easy-to-remember, toll-free telephone number, "1-800 CONTACTS" (1-800-266-8228) and its Internet website, "1800contacts.com," the Company sells substantially all of the most popular brands of contact lenses, including those manufactured by Johnson & Johnson, CIBAVision, Wesley Jessen/Barnes-Hind, Bausch & Lomb and CooperVision. The Company's high volume, cost-efficient operations, supported by its proprietary management information system, enable it to offer its products at competitive prices while delivering a high level of customer service. As a result of its extensive inventory, the Company is generally able to ship approximately 80% of its orders within 24 hours of receipt. The Company believes that it offers consumers an attractive alternative for obtaining replacement contact lenses in terms of price, convenience and speed of delivery.

INDUSTRY OVERVIEW

     Industry analysts estimate that over 50% of the United States' population need some form of corrective eyewear. Contact lenses have become a convenient, cost effective alternative to eyeglasses and the number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing. This growth is due largely to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are replaced on a daily, weekly, or bi-weekly basis.

     Traditionally, contact lenses were almost exclusively sold to consumers by either ophthalmologists or optometrists (referred to herein collectively as "eye care practitioners"). Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and all replacement lenses, regardless of whether the patient was given or required another eye examination. Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner. Over the last decade, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

     The Company believes that increased consumer awareness of the benefits of the direct marketing of contact lenses will lead to further growth of direct marketing. Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing. In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel. The direct marketing industry continues to grow as many retail customers have migrated towards the convenience and service offered by home shopping and the Company expects the direct marketing segment of the contact lens industry to grow in tandem with the growth in the direct marketing industry as a whole.

     Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby prohibiting such patients from purchasing lenses from a direct marketer. In addition, substantially all of the major manufacturers of contact lenses have historically refused to sell contact lenses directly to direct marketing companies and have sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses may be reduced or eliminated in the future. The Federal Trade Commission (the "FTC") has recently solicited comments regarding whether eye care practitioners should be required to release contact lens prescriptions to their patients. In addition, the Attorneys General for more than 30 states have joined in a lawsuit against the major contact lens manufacturers and certain eye care practitioners and their trade associations alleging that the manufacturers' policy not to sell to direct marketers was adopted in conspiracy with eye care practitioners to eliminate alternative channels of trade from the contact lens market. See "Government Regulation," and "Purchasing and Principal Suppliers."

PRODUCT OFFERINGS

     Contact lenses can be divided into two categories: soft lenses, which represent approximately 80% of U.S. wearers, and hard lenses (primarily rigid gas permeable ("RGP")), which represent approximately 20% of U.S. wearers. There are three principal wearing regimes for soft contact lenses: conventional, disposable and planned replacement. Conventional lenses are designed to be worn indefinitely, but are typically replaced after 12 to 24 months. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more regular basis was important to comfort, convenience, maintaining healthy eyes and patient compliance. Disposable lenses are changed as often as daily and up to every two weeks, depending on the product. Planned replacement lenses are designed to be changed as often as every two weeks and up to every three months and currently represent a small portion of the overall soft lens market.

     The Company is a direct marketer of replacement contact lenses and does not manufacture contact lenses nor provide eye examinations or related services to its customers. The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBAVision, Wesley Jessen/Barnes-Hind, Bausch & Lomb and CooperVision. The Company stocks a large inventory of lenses from which it can ship approximately 80% of its orders within 24 hours. The Company believes that its ability to maintain a large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier of entry to potential entrants in the direct marketing of contact lenses.

     In July 1997, the Company was approved as an authorized distributor of CIBA Vision. The Company also purchases product directly from certain other manufacturers. The Company's products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer. From time to time, the Company purchases contact lenses that were labeled as "samples" by the manufacturer. Such lenses are sometimes offered by the Company to customers as part of promotional programs at reduced prices.

CUSTOMERS AND MARKETING

     The Company's customers are located principally throughout the United States. The percentage of the Company's customers that are located in each state is approximately equal to the percentage of the United States' population which resides in such state, with the largest concentration of the Company's customers residing in California. The Company strives to deliver a high level of customer service in an effort to establish a loyal customer base. The Company utilizes a focused, closely managed and monitored marketing strategy. The Company continually researches and analyzes new ways in which to advertise the Company's products. After identifying an attractive potential new advertisement or advertising medium, the Company commits to such advertising for an initial test period. The response generated by such advertising is monitored and analyzed by the Company and a decision to commit significant resources to a particular advertisement or advertising medium is made only if the Company is satisfied with the response rates it has generated. After the initial testing period, the Company continues to closely monitor its advertising in order to identify and react to trends in consumer response patterns and adjust its marketing strategy accordingly.

     The majority of contact lens wearers are between the ages of 18 and 39. In addition, approximately two-thirds of contact lens wearers are women and contact lens wearers generally have higher incomes than eyeglass wearers do. The Company is able to target its advertising to lens wearers in these key demographic groups, as well as certain other persons based on other important demographics, through its national advertising campaign.

     During 1998, the Company significantly expanded its sales and marketing activities to attract new customers and increase sales to existing customers. The Company increased its use of direct mailings, cooperative mailings and free standing inserts, and began advertising in mediums not previously utilized, including magazines, traditional newspaper advertisements, radio, television and Internet advertising.

     The Company markets its products through its website on the Internet. The Company believes that the Internet offers a very convenient, cost effective and efficient way for the Company's customers to place new and repeat orders. Significant efforts were made in 1998 to improve the Company's website and integrate the Internet with the Company's information systems. Sales generated by its website increased from an immaterial amount in 1997 to over $2.0 million during the second half of 1998. The Company's website is located at www.l800contacts.com.

MANAGEMENT INFORMATION SYSTEM

     The Company has developed a proprietary management information system that integrates the Company's order entry and order fulfillment operations. The Company believes that this system enables it to operate efficiently and provide enhanced customer service. The key features of this management information system are its ability to: (i) continually monitor and track the Company's inventory levels; (ii) rapidly process credit card orders; (iii) increase the speed of the shipping process with integrated and automated shipping functions; and (iv) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct lenses and the correct quantity of lenses.

     The management information system provides the Company's customer service representatives ("CSR") with real-time product availability information through a direct connection with the Company's distribution center, which information is immediately updated as lenses are shipped. The management information system also has an integrated direct connection for processing credit card payments which allows the CSR to charge the customer's card and ensure that a valid card number and authorization have been received in approximately six to fifteen seconds while the agent is on the phone with the customer. CSR's also have access to records of all prior contact with a customer, including the customer's address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, fax, mail or Internet. Based on product availability provided by the management information system, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer's order will not be shipped by the promised delivery date, the management information system notifies the CSR who entered the order, and any information explaining the delay, and the CSR then contacts the customer to inform them of the delay.

     After an order has been entered into the management information system by a CSR, it is sent to the Company's distribution center via a direct connection. After the distribution center receives the order, the invoice for the order is printed. The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order. Tracking, manifesting, billing and other shipping functions are integrated into the Company's management information system so that all necessary bar codes and tracking information for shipment via independent couriers is printed directly on the Company's shipping label, and separate labeling or a separate computer is not needed to ship packages via independent couriers.

     After the invoice for an order is printed at the Company's distribution center, the order is pulled from inventory and scanned to ensure that the prescription and quantity of each item matches the order in the Company's management information system. Audible notices inform the shipping agent of any errors in the order. After the order has been scanned for accuracy, the management information system updates the Company's inventory level, the order is placed in a box produced by the Company's automated box folder and is sent to an automatic sealer. After the package leaves the sealer, another scanner reads the bar code on the shipping label to determine which method of shipment is being used, adds the package to the appropriate carrier's manifest and directs the appropriate hydraulic diverter to push the package into the appropriate carrier's shipping bin.

     The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room, and phone switch. This system is further supported by a generator capable of supporting the Company's entire operation for a period of five days. All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company's data is transmitted to an offsite location. There can be no assurance that the Company's back-up system will be sufficient to prevent an interruption in the Company's operations in the event of disruption in the Company's management information system and an extended disruption in the management information system could adversely affect the Company's business, financial condition and results of operations.

OPERATIONS

     The primary components of the Company's operations include its teleservices, order entry and customer service and distribution and fulfillment.

     Teleservices, Order Entry and Customer Service. The Company provides its customers with toll-free telephone access to its CSR's. The Company's call center generally operates from 6:00 a.m. to 9:00 p.m. (MST) Monday through Friday, 7:00 a.m. to 5:00 p.m. (MST) on Saturday and 8:00 a.m. to 4:00 p.m.
(MST) on Sunday. During non-business hours orders may be placed via the Internet. Also, potential customers seeking product, pricing or other information may request such through an Interactive Voice Response ("IVR") system. The Company's orders are received by phone, mail, facsimile, the Internet and electronic mail. CSR's process orders directly into the Company's proprietary management information system, which provides customer order history and information, product specifications, product availability, expected shipping date and order number. CSR's are provided with a sales script and are trained to provide information about promotional items. Additionally, CSR's are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

     The Company believes its customers are particularly sensitive to the way merchants and salespeople communicate with them. The Company strives to hire energetic, service-oriented CSR's who can understand and relate to customers. CSR's participate in a training program, which includes a mentor system for working with more experienced personnel. After training, CSR's are monitored to review performance and are re-trained periodically.

     The Company moved into its new call center during June and July of 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. In its current facility, the Company believes it has the capacity to handle up to 25,000 calls per day. The Company believes that it processes telephone orders on average in less time than its competitors, which allows each CSR to handle a greater number of orders per day.

     The laws in most states require that contact lenses be sold pursuant to a valid prescription. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. Customers may mail a copy of their prescription with their order or send it to the Company via facsimile. Upon receipt of a prescription from a patient, the prescription is filed by the Company. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's practice to ship the lenses to the customer, based on the information that the customer has provided.

     Distribution and Fulfillment. Approximately 80% of the Company's orders are shipped within 24 hours. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company's management information system automatically determines the anticipated delivery date for each order.

     The Company uses an integrated packing and shipping system via a direct connection to the Company's management information system. This system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations. The Company's management information system is specifically designed with a number of quality control features to help ensure the accuracy of each order.

     The Company began operations in its new distribution center in February of 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. The Company believes that this new distribution center has the capacity to support sales of $300 million.

PURCHASING AND PRINCIPAL SUPPLIERS

     Historically, substantially all of the major manufacturers of contact lenses have refused to sell lenses directly to direct marketers, including the Company, and have sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses has begun to put tracking codes on its products in an effort to identify distributors who are selling to direct marketers. In June 1994, the Attorney General for the State of Florida, acting on behalf of disposable contact lens consumers in that State, filed an anti-trust action against Johnson & Johnson, CIBA Vision, Bausch & Lomb and certain eye care practitioners and their trade associations alleging, among other things, that the contact lens manufacturers' policy not to sell to mail order distributors and others was adopted in conspiracy with eye care practitioners as the result of pressure by eye care practitioners in order to eliminate alternative channels of trade from the disposable lens market (the "Florida Action").

     In December 1996, the Attorney General for the State of New York, on behalf of itself and the Attorney Generals for approximately 21 other States, filed a substantially similar action naming three major manufacturers of soft contact lenses as well as several optometrists and their trade associations as defendants (the "New York Action"). Additional States have joined the New York Action since it was filed and the Florida Action and the New York Action have been consolidated and are currently pending in the United States District Court for the Eastern District of New York (the "Attorney General Action"). Based upon public filings made in the Attorney General Action, the Company believes that one defendant, CIBA Vision Corporation, has entered into a proposed settlement agreement pursuant to which it has agreed to pay $5 million into a settlement fund, agreed to provide rebates and coupons to consumers and agreed to begin to sell soft contact lenses to direct marketers. Since this settlement agreement was announced, the Company has become an authorized distributor of CIBA Vision's contact lenses and can purchase such lenses at wholesale level prices.

     As a result of some manufacturers' refusal to sell to direct marketers, the Company is not an authorized dealer for many of the products which it sells. In addition, the price which the Company pays for certain of its products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future, particularly in light of the Company's anticipated growth. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor 47% and 40% of its contact lens inventory in 1998 and 1997, respectively. The Company also purchased from another distributor approximately 21% and 40% of its contact lens inventory in 1997 and 1996, respectively. The Company believes that neither of these suppliers is authorized by contact lens manufacturers to distribute their products. The Company does not have written agreements with either of these suppliers. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices.

COMPETITION

     The retail sale of contact lenses is a highly competitive and fragmented industry. Traditionally, contact lenses were almost exclusively sold to customers by eye care practitioners in connection with providing them an eye examination. Competition for patients and the revenue related to providing them contact lenses significantly increased as optical chains and large discount retailers began providing optical services and has further intensified with the entry of direct marketers such as the Company. The Company believes that the eye care profession suffers from a surplus of eye care practitioners, and that the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains, mass merchandisers and direct marketers. Consequently, the competition amongst eye care practitioners to acquire customers and the competition to provide replacement lenses to such customers has intensified.

     The Company's principal competitors include ophthalmologists and optometrists in private practice. The Company also competes with national optical chains, such as Cole National Corporation, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam's and Costco. In addition, the Company competes with other mail-order contact lens distributors. The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

     The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with contact lens manufacturers, which in some cases affords such competitors with better pricing terms and access to supply. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The Company believes that the principal basis of competition in the industry include price, product availability, customer service and consumer awareness.

GOVERNMENT REGULATION

     Federal Regulation. Contact lenses are regulated by the FDA as "medical devices." The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. RGP and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear. These regulations generally apply only to manufacturers of contact lenses, and therefore do not directly impact the Company. Federal regulations also require the labels on "medical devices" to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall in this exception must contain as part of their labeling the statement "Caution: Federal law restricts this device
to sale by or on the order of       ," the blank to be filled in with the word
physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The Company believes that this exception is often misconstrued as being a federal requirement that the device be sold only pursuant to a prescription. The FDA considers contact lenses to qualify for this labeling exemption; however, there is no federal law that requires that contact lenses be sold only pursuant to a prescription.


     State Regulation. Because there is no applicable federal law that regulates the distribution of contact lenses, the sale and delivery of contact lenses to the consumer is subject to state laws and regulations. The Company sells to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of contact lenses vary from state to state, but generally can be classified in five categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses; (iii) laws that require lenses be dispensed only in a face-to-face transaction; (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; and (v) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. Many of the states requiring that contacts be dispensed in face-to-face meetings or by a person licensed by such state to dispense lenses also require that lenses only be dispensed pursuant to a valid prescription.

     The laws and regulations in a significant number of states, including most of the states wherein a large portion of the Company's sales are concentrated, require that contact lenses only be sold to a consumer pursuant to a valid prescription. In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer's prescription with the customer's prescriber, while other states specifically require that a written prescription be obtained before providing the lenses to the customer. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of, or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

     The Company's ability to comply with state laws and regulations requiring a valid prescription is hampered because the Company's customers are often unable to get a copy of their prescription. The Company believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient's contact lens prescription to the patient. In addition, such providers have refused to release or verify prescriptions at the request of mail order companies. Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patients request, is currently governed by state law. There are approximately 22 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient. However, even in states with a mandatory release law, the Company believes that many prescribers continue to refuse to release prescriptions to their patients or to mail order contact lens distributors, including the Company.

     In addition to requiring a valid prescription, a substantial number of states also require that contact lenses only be dispensed by a person licensed to do so under that state's laws. A dispenser may be required to be licensed as an optometrist, ophthalmologist, optician, ophthalmic dispenser or contact lens dispenser, depending on which state the customer is located in. Neither the Company nor any of its employees is a licensed or registered dispenser of contact lenses in many of the states in which the Company does business. The laws in a small number of states effectively prohibit the sale of contacts through the mail by requiring that a person licensed under that state's law to dispense contacts be in personal attendance at the place of sale. In addition, there are several states in which the laws and regulations do not specifically address the issue of who may dispense contact lenses or are unclear with respect to the requirements for dispensing lenses. Generally, these laws are older and were written before mail order and other distributors began selling contact lenses. Lastly, the Company believes that the laws in a small number of states do not require that replacement contact lenses be dispensed pursuant to a prescription or only by a professional licensed in such state.

     The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based upon such comparison, the Company estimates that approximately one-third of its net sales in 1997 appeared to conform to the requirements of applicable state laws and regulations. The Company believes that the figure for 1998 is similar. Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state and/or the Company being required to comply with such laws. Such required compliance could result in: (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription; and (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and to continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with applicable state laws and regulations, and information contained herein regarding the Company's compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.

     An FTC rule adopted in 1978 requires eye care practitioners to provide their patients with a copy of their eyeglass prescription (the "Prescription Release Rule"). The Prescription Release Rule was adopted based on a finding by the FTC that consumers were being deterred from comparison shopping for eyeglasses because eye care practitioners refused to release prescriptions. In April 1997, the FTC published a request for comments regarding the Prescription Release Rule with respect to whether the rule should be expanded to require the release of contact lens prescriptions, whether consumers have historically been able to get their contact lens prescriptions upon request and whether the refusal to release contact lens prescriptions has benefits justifying such refusal. The FTC undertook a similar review in 1985 and again in 1995, both times concluding that the rule should not be expanded to require the release of contact lens prescriptions.

     From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. To date, no formal complaints have been filed against the Company concerning its business practices, other than the Steinberg Complaint. See "Legal Proceedings."

     The Company has never been subject to any proceedings brought by any state to force the Company to comply with such state's laws or to fine the Company for failure to comply with such laws.

INTELLECTUAL PROPERTY

     The Company conducts its business under the trade name and service marks "1-800 CONTACTS." The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. The Company leases certain assets, including the right to use the 1-800 CONTACTS telephone number, from an individual pursuant to a non-cancelable lease. The lease expires in June 2000, at which time the Company has the option to purchase such assets for $17,500. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone number. The Company does not expect to lose the right to use the 1-800 CONTACTS number, however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has obtained the rights to 1-888 CONTACTS and the cellular and international equivalents for the 1-800 CONTACTS phone number, however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

     The Company also has obtained the rights to various Internet domain names, including but not limited to www.1800contacts.com and www.contacts.com. As with phone numbers, the Company does not have and cannot acquire any property rights in Internet domain names. The Company does not expect to lose the right to use the domain names, however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

SEASONALITY

     The Company does not believe that seasonality has had a material effect on the Company's operations for the three years ended January 2, 1999.

EMPLOYEES

     As of January 2, 1999 the Company employed 196 persons, of which 138 were full-time employees and 58 were part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

     All of the Company's management and call center operations are conducted through approximately 32,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City. The lease relating to this facility expires in 2005.

     In February 1998, the Company began utilizing approximately 10,000 square feet of leased warehouse space. This distribution center is located in Draper, Utah, approximately two miles from the Company's call center. The Company intends to sub-lease the space to another party for the duration of the lease term, which expires in January 2000. In October 1998, the Company entered into a new lease agreement to occupy approximately 35,000 square feet of space for its new distribution center located near the Salt Lake City, Utah airport. The lease for the new distribution center expires in December 2001. The Company began operations in this distribution center in February of 1999.

ITEM 3.   LEGAL PROCEEDINGS.

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

     On October 2, 1998, plaintiffs re-filed their motion for preliminary injunction in federal court. The Company likewise filed a motion to strike plaintiffs' claims for monetary relief. Plaintiffs withdrew their motion for preliminary injunction on October 19, 1998, after the Company filed its opposition to the motion indicating, inter alia, that the Company had been registered as a Nonresident Contact Lens Seller in California. The Court denied the Company's motion to strike plaintiffs' claims for monetary relief on February 26, 1999. The Company filed its Answer to the First Amended Complaint on March 11, 1999.

     From time to time the Company is involved in other legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of the Company's security-holders in the fourth quarter of fiscal 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under this Item is furnished pursuant to Instruction 3 to
Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.


  NAME                                  AGE    POSITION
--------------------------------------------------------------------------------
  Jonathan C. Coon..................    28     President, Chief Executive
                                                Officer and Director

  John F. Nichols...................    38     Vice President, Operations and
                                                Director

  Scott S. Tanner...................    38     Chief Financial Officer and
                                                Director

     JONATHAN C. COON is a co-founder of the Company and currently serves as President and Chief Executive Officer of the Company and Director. Mr. Coon received his Bachelor's Degree from Brigham Young University in 1994 and has substantially completed studies for an MBA at Brigham Young University. Mr. Coon has six years of experience in the contact lens industry.

     JOHN F. NICHOLS is a co-founder of the Company and currently serves as Vice President, Operations and Director. Mr. Nichols is a certified optician in the State of California and was the owner of the Discount Lens Club from 1991 until February 1995. Mr. Nichols worked with Bausch & Lomb as a Senior Sales Representative from 1989 to 1991.

     SCOTT S. TANNER has served as the Chief Financial Officer and a Director of the Company since November 1997. Prior to joining the Company, Mr. Tanner served as the Chief Financial Officer of Country Club Foods, Inc., a Utah-based snack food manufacturer and distributor, from 1995 to 1997. Prior thereto, Mr. Tanner served in various management positions at Apple Computer, Inc. from 1988 to 1995 and worked at Peat, Marwick & Mitchell & Co. in San Francisco from 1984 to 1986. Mr. Tanner received a Bachelor's Degree from Stanford University and a MBA from Harvard University. Mr. Tanner served as an executive officer of Country Club Foods, Inc. at the time it filed a voluntary petition under chapter 11 of the United States Bankruptcy Code in November 1995.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET INFORMATION

     The Common Stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol "CTAC." The Common Stock commenced trading on February 10, 1998. The following table sets forth on a per share basis, the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the period from February 10, 1998 through the end of fiscal 1998.

                  QUARTER ENDED                                     HIGH         LOW
                                                                  -------      -------
                     April 4, 1998..............................  $20.875      $13.56
                     July 4, 1998...............................   19.875       13.00
                     October 3, 1998............................   16.375        5.62
                     January 2, 1999............................   18.000        4.75

HOLDERS

     As of the close of business on March 18, 1999, there were approximately 65 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

DIVIDENDS

     Immediately prior to the consummation of its initial public offering, the Company entered into an agreement to distribute to its existing stockholders an amount equal to the Company's retained earnings from its formation date through the date of the termination of the Company's S corporation status. The distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. These promissory notes were paid in full during the first quarter of fiscal 1998. Subsequent to this S corporation distribution, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. In addition, the Credit Facility (as hereinafter defined) prohibits the Company from paying any cash dividends on the Common Stock after the termination of the Company's S corporation status.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report.

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

     Pursuant to the Registration Statement, the Company sold 2,213,750 shares of Common Stock (including 288,750 shares sold pursuant to the underwriter's over-allotment option) for its own account, for an aggregate offering price of $27,671,875, and 316,250 shares of Common Stock (including 41,250 shares sold pursuant to the underwriter's over-allotment option) for the account of the selling stockholder for an aggregate offering price of $3,953,125. The managing underwriters of the IPO were McDonald & Company Securities, Inc. and Morgan Keegan & Company, Inc.

     In connection with the IPO, the Company incurred expenses of $2,821,766, including underwriting discounts and commissions of $1,937,031 and other expenses of $884,735. After such expenses, the Company's net proceeds from the IPO were approximately $24.9 million. Since completion of the IPO, through January 2, 1999, the approximate amounts of net offering proceeds used by the Company were as follows: (i) $1.0 million for the payment of the S Corporation distribution, net of notes receivable from stockholders, (which was paid to the shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); (ii) $3.0 million for the repayment of debt (a portion of which was repaid to a director of the Company); (iii) $1.9 million to exercise an option to purchase 442,651 shares of Common Stock from a director of the Company (iv) $2.0 million for capital expenditures and (v) $13.2 million for general corporate purposes, including advertising, inventory and other working capital. The $3.8 million remaining proceeds are held in a money market fund.

ITEM 6.   SELECTED FINANCIAL DATA.

     The financial data as of and for the years ended January 2, 1999, December 31, 1997 and 1996 and for the eleven month period ended December 31, 1995 have been derived from the audited financial statements of the Company. The financial data as of and for the one month period ended January 1, 1995 and the year ended December 31, 1994 are derived from the audited financial statements of the Predecessor. The selected financial data below should be read in conjunction with the financial statements and the notes thereto of the Predecessor and the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information for the three years ended January 2, 1999 is included as part of this Form 10-K.

                                                      COMPANY                                  PREDECESSOR(1)
                              ---------------------------------------------------------- ---------------------------
                                 YEAR           YEAR           YEAR        FEBRUARY 1,     ONE MONTH       YEAR
                                 ENDED          ENDED          ENDED         1995 TO         ENDED         ENDED
                               JANUARY 2,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   JANUARY 31,    DECEMBER 31,
                                  1999           1997           1996           1995           1995         1994
                              ------------- -------------- -------------- -------------- ------------- -------------
STATEMENT OF OPERATIONS DATA:
Net sales                      $59,875,941    $21,115,314    $ 3,628,296     $  587,918      $  21,552   $  212,584
Cost of goods sold              37,315,413     14,024,523      2,215,306        355,466         13,069      117,326
                              ------------- -------------- -------------- -------------- ------------- -------------
Gross profit                    22,560,528      7,090,791      1,412,990        232,452          8,483       95,258
Selling, general and
  administrative expenses       31,541,525      5,945,221      1,041,312        317,898          9,369       78,584
                              ------------- -------------- -------------- -------------- ------------- -------------
Income (loss) from
  operations                    (8,980,997)     1,145,570        371,678        (85,446)          (886)      16,674
Other income (expense), net        445,710       (113,162)       (23,315)        (9,105)             -            -
                              ------------- -------------- -------------- -------------- ------------- -------------
Income (loss) before
  benefit (provision) for
  income taxes                  (8,535,287)     1,032,408        348,363        (94,551)          (886)      16,674
Benefit for income taxes           642,679              -              -              -              -            -
                              ============= ============== ============== ============== ============= =============
Net income (loss)(2)           $(7,892,608)   $ 1,032,408    $   348,363     $  (94,551)     $    (886)  $   16,674
                              ============= ============== ============== ============== ============= =============
Basic and diluted net
  income (loss) per common
  share                        $     (1.27)
                              =============

PRO FORMA STATEMENT OF
  OPERATIONS DATA:
Income (loss) before
  benefit (provision) for
  income taxes                  (8,535,287)     1,032,408        348,363        (94,551)
Pro forma benefit
  (provision) for income
  taxes                            642,679       (397,477)      (134,120)        36,402
                              ------------- -------------- -------------- --------------
Pro forma net income
  (loss)(3)                    $(7,892,608)   $   634,931    $   214,243     $  (58,149)
                              ============= ============== ============== ==============
Pro forma basic net income
  (loss) per common share      $     (1.27)   $      0.14
                              ============= ==============
Pro forma diluted net
  income (loss) per common
  share (4)                    $     (1.27)   $      0.13
                              ============= ==============

BALANCE SHEET DATA (AT THE
  END OF PERIOD):
Working capital (deficit)      $11,844,537    $(1,621,522)   $  (204,080)    $  (12,093)     $  11,762   $   13,449
Total assets                    18,016,136      7,781,064      1,156,646        243,845         23,687       25,574
Total debt (including
  current portion)                  66,877      2,759,837        370,705        207,864              -            -
Stockholders' equity
  (deficit)                     14,832,825        854,358        146,359        (28,412)        21,032       22,818

_____________________
(1) The financial and operating data of the Predecessor was derived from the financial and operating data of the Discount Lens Club.
(2) Prior to February 9, 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes.
(3) Pro forma net income reflects net income less pro forma income taxes. Pro forma income taxes are provided at an assumed 38.5% effective income tax rate, as if the Company had been a C corporation rather than an S corporation for the above periods. Prior to the closing of its initial public offering, the Company's S corporation status was terminated; at that date, the Company recorded a non-recurring, non-cash charge to earnings to recognize deferred income taxes.
(4) Pro forma diluted net income per share is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding, including actual shares outstanding and shares deemed to be outstanding. The shares deemed to be outstanding for 1997 represent the number of shares sufficient to fund the S corporation distribution of approximately $983,000. Common Stock equivalents were determined using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The Company is a rapidly growing direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company has experienced significant growth in revenues. Net sales for fiscal 1998 increased 184% to $59.9 million from $21.1 million in 1997.

         Prior to consummation of its initial public offering ("IPO") in February 1998, the Company operated as an S corporation and, as a result, had not been subject to federal or certain state income taxes. In connection with the consummation of the IPO, the Company revoked its S Corporation status and became subject to federal and state income taxes. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S corporation election.

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, fiscal year 1998 represents 52 weeks and 3 days, covering the period January 1, 1998 to January 2, 1999.

         During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted by the timing of television, radio and Internet advertisements and by the mailing of the Company's printed advertisements within and between quarters. The volume of mailings and other advertising may vary in different quarters and from year-to-year depending on the Company's assessment of prevailing market opportunities.

         The sale and delivery of contact lenses are generally governed by state laws and regulations. The Company sells to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the Company is unable to obtain a copy of or verify the customer's prescription, the Company's practice is to ship the lenses to the customer, based on the information that the customer has provided. The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based on such comparison, the Company estimates that approximately one-third of its net sales appeared to conform to the requirements of applicable state laws and regulations.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                             YEAR ENDED
                                                          ----------------------------------------------------
                                                            JANUARY 2,       DECEMBER 31,       DECEMBER 31,
                                                              1999              1997               1996
                                                          --------------   ----------------   ----------------
Net sales                                                     100.0%            100.0%             100.0%
Costs of goods sold                                            62.3              66.4               61.1
                                                          --------------   ----------------   ----------------
Gross profit                                                   37.7              33.6               38.9
Selling, general and administrative expenses                   52.7              28.2               28.7
                                                          --------------   ----------------   ----------------
Income (loss) from operations                                 (15.0)              5.4               10.2
Other income (expense), net                                     0.7              (0.5)              (0.6)
                                                          --------------   ----------------   ----------------
Income (loss) before benefit (provision) for income taxes     (14.3)              4.9                9.6
Pro forma benefit (provision) for income taxes                  1.1              (1.9)              (3.7)
                                                          --------------   ----------------   ----------------
Pro forma net income (loss)                                   (13.2)%            3.0%                5.9%
                                                          ==============   ================   ================


YEAR ENDED JANUARY 2, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales for the year ended January 2, 1999 increased 184% from the year ended December 31, 1997. The Company believes that this increase in net sales reflects some of the benefits of the Company's increased television and Internet advertising. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales in fiscal 1998 reached $22.6 million, exceeding total net sales for 1997 of $21.1 million. Although the Company believes that sales will increase substantially in the coming year, the Company does not expect that the rate of growth in 1999 will be as significant as the growth rate in 1998.

         GROSS PROFIT. Gross profit as a percentage of sales increased to 37.7% for the year ended January 2, 1999 from 33.6% for the year ended December 31, 1997. With the increase in sales, the Company was able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended January 2, 1999 increased 431% from the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 52.7% in fiscal 1998 from 28.2% in 1997. During fiscal 1998, the Company continued to increase its sales and marketing activity. Advertising as a percentage of sales was 40.4% in fiscal 1998 as compared to 16.5% in 1997. The Company expects that advertising spending as well as advertising as a percentage of sales in fiscal 1999 will be less than in fiscal 1998. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly is amortizing the balance at the beginning of the fourth quarter of 1998 over 5 months.

         OTHER INCOME (EXPENSE), NET. The increase in other income (expense) is due to interest income from funds received in the initial public offering of common stock in excess of the interest expense incurred prior to the initial public offering.

         INCOME TAXES. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the year. The Company's future effective tax rate will depend upon future taxable income and changes in the valuation allowance associated with the deferred tax assets. The Company anticipates that its future effective income tax rate will be approximately 38%.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales for the year ended December 31, 1997 increased 482% from the year ended December 31, 1996. This increase was primarily attributable to higher sales volumes due to additional sales and marketing activities.

         GROSS PROFIT. Gross profit as a percentage of sales decreased to 33.6% for the year ended December 31, 1997 from 38.9% for the year ended December 31, 1996. The Company's gross profit margin for the year ended December 31, 1996 was positively impacted by the sale of manufacturers' promotional products, which generally have higher margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1997 increased 471% from the year ended December 31, 1996 due to the increase in sales and marketing activity and the related increase in expenditures necessary to support the increased sales. As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% in 1997 from 28.7% in 1996. This decrease was largely due to the fixed nature of many such expenses, including rent, salaries, depreciation and certain equipment costs.

         OTHER INCOME(EXPENSE), NET. The decrease in other (expense) income was primarily attributable to an increase in interest expense due to increased borrowings by the Company from one of its stockholders and under the Credit Facility. This increase in interest expense was offset partially by an increase in other income primarily due to an increase in interest income from stockholders' notes receivable.

         INCOME TAXES. The pro forma provision for income taxes was determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its growth through a combination of funds generated from operations and borrowings. During February 1998, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,213,750 shares of common stock, which included 288,750 shares pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $24.9 million. The Company uses funds to enhance growth through increased advertising expenditures and to increase inventory levels in anticipation of future sales. In order to help ensure sufficient supply, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

         For 1998, 1997 and 1996, net cash (used in) provided by operating activities was approximately $(13.8) million, $(1.0) million and $0.1 million, respectively. For all years, cash was used primarily to fund the Company's growth as the Company increased inventory levels and advertising spending.

         The Company used approximately $2.0 million, $0.9 million and $0.4 million for investing activities in 1998, 1997 and 1996, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements and increases in notes receivable from shareholders. The Company received payment in full on the notes receivable during the first quarter of 1998, as the notes were netted with the S Corporation distribution paid during the period. The amounts related to capital expenditures for 1998, 1997 and 1996 were approximately $2,013,000 and $488,000 and $175,000, respectively. The Company moved into its new call center during June and July of 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. The Company began operations in its new distribution center in February of 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         For the 1998 period, net cash of approximately $19.6 million was provided by financing activities, resulting from net proceeds received from its initial public offering, offset by repayments of debt, distributions to stockholders (S corporation distribution) and repurchase of stock. For the 1997 and 1996 periods, net cash of approximately $1.9 million and $0.3 million, respectively, was provided by financing activities. These amounts primarily represent borrowings from a stockholder of the Company and borrowings under the Credit Facility.

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. The repurchase program will be effected in accordance with the safe harbor provisions of Rule 10b-18. During fiscal 1998, the Company repurchased 15,000 shares for a total cost, including commissions, of $81,375. Subsequent to year end the Company repurchased 155,000 shares for a total cost, including commissions, of $1,860,005. The repurchases were funded using cash on hand.

         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Company amended the Credit Facility in January 1998 and October 1998. As a result, the Credit Facility provides for borrowings equal to the lesser of $5.0 million or 50 percent of eligible inventory. The Credit Facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5 percent (9.25 percent at January 2, 1999). As of January 2, 1999, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The Credit Facility is set to mature on July 31, 1999. As of January 2, 1999, the Company was not in compliance with the covenants regarding quarterly pre-tax income, but the bank waived the covenants. Depending upon its financial performance in future quarters, the Company may be required to seek other covenant waivers under the Credit Facility.

         The Company believes that its cash on hand, together with cash generated from operations and the cash available through the Credit Facility, will be sufficient to support current operations and future growth through fiscal 1999. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

YEAR 2000 ISSUE

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

         The Company is currently unable to determine the effects of Year 2000 compliance by third parties that are significant to its operations. The Company has sent correspondence to significant third parties to assess the parties' Year 2000 compliance and to determine the extent to which the Company's operations will be impacted by those third parties' failure to fix their own Year 2000 issues. If the systems of critical third parties are not in compliance, the Company's operations will be adversely affected.

         The Company has not yet incurred any significant costs related to Year 2000 compliance. Once the Company has completed the above steps, the Company will be able to determine any significant future costs associated with Year 2000 compliance. Although the Company has not yet approved a formal Year 2000 contingency plan, the Company has manual processes, which can be used in the event of system disruption. The Company expects to approve a formal contingency plan during 1999.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements about the Company's future business prospects. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward looking statements. Factors that may cause future results to differ materially from the Company's current expectations include, among others: general economic conditions, the health of the contact lens industry, inventory acquisition and management, advertising spending and effectiveness, and regulatory considerations.

SEASONALITY

         The Company does not believe that seasonality has had a material effect on the Company's operations for the three years ended January 2, 1999.

INFLATION

         The Company does not believe that inflation has had a material effect on the Company's operations for the three years ended January 2, 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Based on its current operations, the Company believes it is not subject to significant market risk. As of January 2, 1999, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $66,877. In addition, all of the Company's transactions are in U.S. dollars.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is set forth on pages F-1 through F-20 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages F-1 through F-20:

                     Report of Independent Public Accountants
                     Balance Sheets as of January 2, 1999 and December 31, 1997 Statements of Operations for the years ended January 2,
                          1999, and December 31, 1997 and 1996
                     Statements of Stockholders' Equity for the years ended
                          January 2, 1999, and December 31, 1997 and 1996

                     Statements of Cash Flows for the years ended January 2,
                          1999, and December 31, 1997 and 1996
                     Notes to Financial Statements

          2.   Financial Statement Schedules. All financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

          3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

                     EXHIBIT
                       NO.                            EXHIBIT
                     -------       ---------------------------------------------
                       3.1(i)      Restated Certificate of Incorporation of the
                                   Company. (1)

                       3.1(ii)     Restated By-Laws of the Company. (1)


                       4.1 Form of certificate representing shares of Common Stock, $0.01 par value per share. (2)

                      10.1 Employment Agreement between the Company and Jonathan C. Coon. (2) *

                      10.2 Employment Agreement between the Company and John F. Nichols. (2) *

                      10.3 Employment Agreement between the Company and Scott S. Tanner. (2) *

                      10.4 Employment Agreement between the Company and Robert G. Hunter. (2) *

                      10.5 1-800 CONTACTS, INC. 1998 Incentive Stock Option Plan. (2) *

                      10.6 Lease between the Company and Draper Land Partnership II, dated September 4, 1996, with respect to the Company's former call center.
                                   (2)

                      10.7 Lease between the Company and Draper Land Partnership II, dated November 3, 1997, with respect to the Company's call center. (2)

                      10.8 Lease between the Company and Bird and Saunders, dated January 23, 1998, with respect to the Company's warehouse. (2)

                      10.9 Revolving Credit Agreement between the Company and Zions First National Bank. (2)

                      10.10 Indemnification Agreement between the Company and its officers and directors. (2)

                      10.11 Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and the Existing Stockholders. (2)

                      10.12 Lease between the Company and Larry T. Short, dated June 27, 1995, with respect to the 1-800 CONTACTS telephone number. (2)

                      10.13        Stock Option Agreement. (2) *

                      10.14 First Amendment to Lease between the Company and Draper Land Partnership II, dated May 25, 1998, with respect to the Company's call center.

                      10.15 Second Amendment to Lease between the Company and Draper Land Partnership II, dated August 6, 1998, with respect to the Company's call center.

                      10.16 Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company's distribution center.

                      10.17 Revolving Credit Agreement between the Company and Zions First National Bank, dated October 29, 1998.

                      23.1         Consent of Independent Public Accountants.

                      27.1         Financial Data Schedule.

                    ------------

                      (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998 (Commission File No. 0-23633).

                      (2) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-41055).

                      * Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

          (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this _____ day of April, 1999.

                                 1-800 CONTACTS, INC.


                                 By:      /s/ Jonathan C. Coon
                                          --------------------
                                 Name:    Jonathan C. Coon
                                 Title:   President and Chief Executive Officer


                                 By:      /s/ Scott S. Tanner
                                          -------------------
                                 Name:    Scott S. Tanner
                                 Title:   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this _____ day of April, 1999.

               SIGNATURE                                CAPACITY

          /s/ Jonathan C. Coon           President, Chief Executive Officer and
          -----------------------
              Jonathan C. Coon           Director (principal executive officer)

          /s/ Scott S. Tanner            Chief Financial Officer and Director
          -----------------------
              Scott S. Tanner            (principal financial officer)

          /s/ Robert G. Hunter           Corporate Controller (principal
          -----------------------
              Robert G. Hunter           accounting officer)


          /s/ John F. Nichols            Director
          -----------------------
              John F. Nichols

          /s/ Stephen A. Yacktman        Director
          -----------------------
              Stephen A. Yacktman

          /s/ E. Dean Butler             Director
          -----------------------
              E. Dean Butler

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants........................................................      F-2
Balance Sheets as of January 2, 1999 and December 31, 1997......................................      F-3
Statements of Operations for the years ended January 2, 1999, and December 31, 1997 and 1996....      F-5
Statements of Stockholders' Equity for the years ended January 2, 1999, and
  December 31, 1997 and 1996....................................................................      F-6
Statements of Cash Flows for the years ended January 2, 1999, and December 31, 1997 and 1996....      F-7
Notes to Financial Statements...................................................................      F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO 1-800 CONTACTS, INC.:

     We have audited the accompanying balance sheets of 1-800 CONTACTS, INC. (a Delaware corporation) as of January 2, 1999 and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-800 CONTACTS, INC. as of January 2, 1999, and December 31, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  February 4, 1999 (except with respect to certain matters discussed in Notes 5 and 12, as to which the date is March 26, 1999)

                             1-800 CONTACTS, INC.

                                BALANCE SHEETS

                                     ASSETS


                                                                          JANUARY 2,               DECEMBER 31,
                                                                            1999                      1997
                                                                        -------------             --------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 3,762,220                 $        -
  Inventories                                                             10,752,324                  4,811,855
  Prepaid advertising                                                        294,259                    127,696
  Other current assets                                                       188,880                     54,968
                                                                         ------------                -----------
      Total current assets                                                14,997,683                  4,994,519
                                                                         ------------                -----------
DEFERRED ADVERTISING COSTS                                                   175,631                  1,705,695
                                                                         ------------                -----------
PROPERTY AND EQUIPMENT, at cost:
  Office, computer and other equipment                                     2,078,102                    630,186
  Leasehold improvements                                                     458,341                     75,270
                                                                         ------------                -----------
                                                                           2,536,443                    705,456
  Less - accumulated depreciation and amortization                          (487,593)                  (142,953)
                                                                         ------------                -----------
         Net property and equipment                                        2,048,850                    562,503
                                                                         ------------                -----------
DEFERRED INCOME TAXES                                                        642,679                          -
                                                                         ------------                -----------
OTHER ASSETS                                                                 151,293                    518,347
                                                                         ------------                -----------
    Total assets                                                         $18,016,136                 $7,781,064
                                                                         ============                ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             1-800 CONTACTS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          JANUARY 2,               DECEMBER 31,
                                                                             1999                     1997
                                                                        -------------             --------------
CURRENT LIABILITIES:
  Line of credit                                                         $         -                 $1,055,640
  Notes payable to stockholders                                                    -                  1,370,000
  Current portion of capital lease obligation                                 36,712                     23,532
  Accounts payable                                                         2,056,451                  3,762,158
  Accrued liabilities                                                        890,443                    300,439
  Unearned revenue                                                           169,540                    104,272
                                                                         ------------               ------------
     Total current liabilities                                             3,153,146                  6,616,041
                                                                         ------------               ------------
LONG-TERM LIABILITIES:
  Notes payable to stockholders                                                    -                    243,788
  Capital lease obligation, less current portion                              30,165                     66,877
                                                                         ------------               ------------
     Total long-term liabilities                                              30,165                    310,665
                                                                         ------------               ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    6,430,568 and 4,659,469 shares issued, respectively                       64,306                     46,595
  Additional paid-in capital                                              23,017,266                     93,688
  Retained earnings (deficit)                                             (8,189,072)                 1,286,220
  Treasury stock at cost, 11,000 shares                                      (59,675)                         -
  Notes receivable from stockholders                                               -                   (572,145)
                                                                         ------------                -----------
     Total stockholders' equity                                           14,832,825                    854,358
                                                                         ------------                -----------
     Total liabilities and stockholders' equity                          $18,016,136                 $7,781,064
                                                                         ============                ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             1-800 CONTACTS, INC.

                           STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED
                                                            ------------------------------------------------------
                                                              JANUARY 2,        DECEMBER 31,        DECEMBER 31,
                                                                 1999               1997               1996
                                                            --------------    ----------------    ----------------
NET SALES                                                   $   59,875,941    $     21,115,314    $      3,628,296
COST OF GOODS SOLD                                              37,315,413          14,024,523           2,215,306
                                                            --------------    ----------------    ----------------
  Gross profit                                                  22,560,528           7,090,791           1,412,990
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    31,541,525           5,945,221           1,041,312
                                                            --------------    ----------------    ----------------
INCOME (LOSS) FROM OPERATIONS                                   (8,980,997)          1,145,570             371,678
                                                            --------------    ----------------    ----------------
OTHER INCOME (EXPENSE):
  Interest expense                                                (104,370)           (161,520)            (26,175)
  Interest income                                                  553,843              34,963               7,261
  Other, net                                                        (3,763)             13,395              (4,401)
                                                            --------------    ----------------    ----------------
          Total other, net                                         445,710            (113,162)            (23,315)
                                                            --------------    ----------------    ----------------
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES                   (8,535,287)          1,032,408             348,363

BENEFIT FOR INCOME TAXES                                           642,679                   -                   -
                                                            --------------    ----------------    ----------------
NET INCOME (LOSS)                                           $   (7,892,608)   $      1,032,408    $        348,363
                                                            ==============    ================    ================
PER SHARE INFORMATION:
  Basic and diluted net income (loss) per common share      $        (1.27)
                                                            ==============
PRO FORMA INFORMATION:
  Income (loss) before benefit (provision) for income taxes     (8,535,287)          1,032,408             348,363
  Benefit (provision) for income taxes                             642,679            (397,477)           (134,120)
                                                            --------------    ----------------    ----------------
  Net income (loss)                                         $   (7,892,608)   $        634,931    $        214,243
                                                            ==============    ================    ================

     Basic net income (loss) per common share               $        (1.27)   $           0.14
                                                            ==============    ================
     Diluted net income (loss) per common share             $        (1.27)   $           0.13
                                                            ==============    ================

                The accompanying notes to financial statements
                   are an integral part of these statements.

                             1-800 CONTACTS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           NOTES
                                                      ADDITIONAL    RETAINED                             RECEIVABLE
                                    COMMON STOCK        PAID-IN     EARNINGS        TREASURY STOCK          FROM
                                 -------------------                             --------------------
                                   SHARES    AMOUNT     CAPITAL     (DEFICIT)    SHARES       AMOUNT    STOCKHOLDERS      TOTAL
                                 ---------  --------  -----------  -----------   -------     --------   ------------   -----------
BALANCE, December 31, 1995       4,659,469  $ 46,595  $    33,688  $   (94,551)        -     $      -   $    (14,144)  $   (28,412)
   Repurchase of common stock     (931,894)   (9,319)    (230,681)           -         -            -              -      (240,000)
   Sale of common stock            931,894     9,319      290,681            -         -            -              -       300,000
   Advances to stockholders              -         -            -            -         -            -       (233,592)     (233,592)
   Net income                            -         -            -      348,363         -            -              -       348,363
                                 ---------  --------  -----------  -----------   -------     --------   ------------   -----------
BALANCE, December 31, 1996       4,659,469    46,595       93,688      253,812         -            -       (247,736)      146,359
   Advances to stockholders              -         -            -            -         -            -       (324,409)     (324,409)
   Net income                            -         -            -    1,032,408         -            -              -     1,032,408
                                 ---------  --------  -----------  -----------   -------     --------   ------------   -----------
BALANCE, December 31, 1997       4,659,469    46,595       93,688    1,286,220         -            -       (572,145)      854,358
   Advances to stockholders              -         -            -            -         -            -        (27,544)      (27,544)
   Distributions to
    stockholders, net                    -         -            -   (1,582,684)        -            -        599,689      (982,995)

   Sale of common stock,
    net of offering costs        2,213,750    22,138   24,827,971            -         -            -              -    24,850,109
   Repurchase and retirement
    of common stock               (442,651)   (4,427)  (1,895,573)           -         -            -              -    (1,900,000)
   Purchase of treasury shares           -         -            -            -   (15,000)     (81,375)             -       (81,375)
   Exercise of common stock
    options                              -         -       (8,820)           -     4,000       21,700              -        12,880
   Net loss                              -         -            -   (7,892,608)        -            -              -    (7,892,608)

                                 ---------  --------  -----------  -----------   -------     --------   ------------   -----------
BALANCE, January 2, 1999         6,430,568  $ 64,306  $23,017,266  $(8,189,072)  (11,000)    $(59,675)  $          -   $14,832,825
                                 =========  ========  ===========  ===========   =======     ========   ============  ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                             1-800 CONTACTS, INC.

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                              YEAR ENDED
                                                                            -----------------------------------------------
                                                                               JANUARY 2,    DECEMBER 31,     DECEMBER 31,
                                                                                  1999          1997             1996
                                                                            --------------  -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (7,892,608)    $ 1,032,408     $    348,363
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                                446,389         150,933           46,044
     Other                                                                            -            20,000              -
     Loss on retirement of property and equipment                                  13,762             -              1,834
     Deferred income taxes                                                       (642,679)            -                -
     Changes in operating assets and liabilities:
        Inventories                                                            (5,940,469)     (4,336,445)        (385,892)
        Prepaid advertising                                                      (166,563)       (127,696)             -
        Other current assets                                                     (133,912)        (45,945)          (8,423)
        Deferred advertising costs                                              1,530,064      (1,311,398)        (394,297)
        Accounts payable                                                       (1,705,707)      3,290,864          421,228
        Accrued liabilities                                                       590,004         236,639           54,432
        Unearned revenue                                                           65,268          68,327           30,986
                                                                             --------------  -------------     ------------

           Net cash (used in) provided by operating activities                (13,836,451)     (1,022,313)         114,275
                                                                             --------------  -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                           (27,544)       (324,409)        (233,592)
     Purchase of property and equipment                                        (2,013,361)       (488,244)        (174,992)
     Proceeds from sale of property and equipment                                 101,768             -                -
     Purchase of intangible assets                                                 (5,000)        (50,000)             -
     Deposits                                                                     (38,049)        (40,425)             -
                                                                             --------------   -------------    -------------
            Net cash used in investing activities                            $ (1,982,186)    $  (903,078)     $  (408,584)
                                                                             --------------   -------------    -------------

                The accompanying notes to financial statements
                   are an integral part of these statements.

                             1-800 CONTACTS, INC.

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                              YEAR ENDED
                                                                           -----------------------------------------------
                                                                             JANUARY 2,      DECEMBER 31,     DECEMBER 31,
                                                                                1999             1997             1996
                                                                            -----------     -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions    $ 25,734,844      $      -        $    300,000
     Common stock offering costs                                                (509,537)       (375,198)              -
     Common stock repurchases                                                 (1,981,375)            -            (240,000)
     Proceeds from exercise of common stock options                               12,880             -                 -
     Net (repayments) borrowings on line of credit                            (1,055,640)      1,055,640               -
     Borrowings from stockholders                                                    -         1,800,000           365,000
     Principal payments on notes payable to stockholders                      (1,613,788)       (411,212)         (180,000)
     Principal payments on notes payable for distributions to
      stockholders, net                                                         (982,995)            -                 -
     Principal payments on long-term debt                                            -           (55,871)          (21,717)
     Principal payments on capital lease obligation                              (23,532)        (19,425)             (442)
     Bank overdraft                                                                  -           (68,543)           68,543
                                                                            -------------    ------------      ------------
            Net cash provided by financing activities                         19,580,857       1,925,391           291,384
                                                                            -------------    ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,762,220             -              (2,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     -               -               2,925
                                                                            -------------     -----------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  3,762,220      $      -        $        -
                                                                            =============     ===========     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $    228,907      $   42,699      $     18,984


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended January 2, 1999, the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. The promissory notes were paid in full during fiscal year 1998.


                The accompanying notes to financial statements
                   are an integral part of these statements.

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.   NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

     1-800 CONTACTS, INC., (the "Company") was incorporated in the state of Utah in February 1995. The Company was reincorporated in Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company is a direct marketer of replacement contact lenses. The Company sells contact lenses primarily through its toll-free telephone number and the Internet.

REGULATORY COMPLIANCE

     The sale and delivery of contact lenses is generally governed by state laws and regulations. The Company sells to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations relating to the delivery and sale of contact lenses vary from state to state, but can generally be classified into five categories:
(i) laws that require contact lenses only be dispensed pursuant to a valid prescription, (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses, (iii) laws that require lenses be dispensed only in a face-to-face transaction, (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; and (v) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. The Company's operating practice is to attempt to obtain a prescription from its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of, or verify the customer's prescription. If the Company is unable to obtain a copy of, or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer, based on the prescription information provided by the customer. As a result, certain sales made by the Company violate the applicable statute or regulation in the state in which the customer is located. Any action brought against the Company based on its violation of such state laws and regulations could result in fines to the Company and /or the required compliance with such laws. Such required compliance could result in (i) increased costs to the Company, (ii) the loss of a substantial portion of the Company's customer for whom the Company is unable to obtain or verify their prescription and (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably.

     From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. To date, no formal complaints have been filed against the Company concerning its business practices, other than the Steinberg Complaint (see Note
5).

 SOURCES OF SUPPLY

     Historically, substantially all of the major manufacturers of contact lenses have refused to sell lenses directly to direct marketers, including the Company, and have sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses has begun to put tracking codes on its products in an effort to identify distributors who are selling to direct marketers. The Company is not an authorized dealer for the majority of the products which it sells. In addition, the price the Company pays for certain of its products is sometimes higher than that paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers. There can be no assurance that the Company will be able to obtain sufficient quantities of contact lenses at competitive prices in the future to meet the existing or anticipated demand for its

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


products. Any such inability would have a material adverse effect on the Company's business, financial position and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor approximately 47 percent and 40 percent of its contact lens inventory in 1998 and 1997, respectively. The Company also purchased from another distributor 21 percent and 40 percent of its contact lens inventory in 1997 and 1996, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 CHANGE IN ACCOUNTING PERIOD

     Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year, ending on the Saturday nearest to December 31. Due to this change, fiscal year 1998 represents 52 weeks and 3 days, covering the period January 1, 1998 to January 2, 1999.

 REVENUE RECOGNITION

     Sales are recognized at the time of shipment to the customer. Payment for the product is generally received prior to shipment. As a result, unearned revenue represents amounts received from customers for which shipment has not occurred. Shipping and handling fees are included as part of net sales. The related freight costs associated with shipping products to customers are included as a component of cost of goods sold.

 USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 INVENTORIES

     Inventories consist of contact lenses and are recorded at the lower of cost (using the first-in, first-out method) or market.

 PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the term of the lease.

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in income.

 ADVERTISING COSTS

     Prior to the fourth quarter of fiscal 1998, the Company capitalized certain direct-mail advertising costs and amortized those costs over the period for which the revenues were generated in accordance with Statement of Position ("SOP") 93-7. Based upon the Company's past direct-response information, the Company capitalized direct-mail advertising costs on a cost-pool-by-cost-pool approach and amortized those costs over a 12 month period, which was the period during which the future benefits were expected to be received. Approximately 73 percent of capitalized costs were amortized over the first six months after the advertisement. Accordingly, deferred advertising costs were amortized in proportion to the expected future benefits to be received. The Company expensed all other advertising costs when the advertising first occurred.

     At each balance sheet date, the Company evaluates the realizability of amounts reported as assets by comparing the carrying amounts of such assets to the estimated remaining future net revenues (revenues less direct costs) expected to result from the advertisement. To the extent the carrying amounts exceeded the remaining future net revenues, the excess was recorded as advertising expense in the current period.

     During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly is amortizing the balance at the beginning of the fourth quarter of 1998 over 5 months.

     The Company recorded total advertising expense of approximately $24,207,000, $3,486,000 and $468,000 for the years ended January 2, 1999 and
December 31, 1997 and 1996, respectively.

 OTHER ASSETS

          Other assets consist of the following:

                                                  JANUARY 2,   DECEMBER 31,
                                                     1999          1997
                                                  -----------  ------------
          Intangible assets...................    $ 175,447       $170,447
          Deferred offering costs.............            -        375,198
          Deposits............................       78,474         40,425
                                                  ---------       --------
                                                    253,921        586,070
          Accumulated amortization............     (102,628)       (67,723)
                                                  ---------       --------
                                                  $ 151,293       $518,347
                                                  =========       ========

     Intangible assets consist of amounts paid to secure the rights to the Company's telephone numbers and Internet domain names. These costs are amortized over an estimated life of 5 years. The Company has contractual rights customary to the industry to use its telephone numbers and Internet domain names. However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any property rights to the telephone numbers. In addition, the Company does not have and cannot acquire any property

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


rights to the Internet domain names. The Company does not expect to lose the right to use the numbers or domain names, however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist mainly of cash and cash equivalents, short-term payables and notes payable. The Company believes that the carrying amounts approximate fair value.

 LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 INCOME TAXES

     The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

     Prior to February 9, 1998, the Company had elected for federal and state income tax purposes to include its taxable income with that of its shareholders (an S Corporation election). For the years ended December 31, 1997 and 1996, the unaudited pro forma net income presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes using an effective income tax rate of 38.5 percent.

NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

     The pro forma Basic and Diluted EPS for the year ended December 31, 1997 gives effect to the pro forma effects on historical net income adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes. In addition, it takes into consideration the shares deemed to be outstanding at the initial public offering price of $12.50 per share, sufficient to fund the S Corporation distribution of approximately $983,000 (see Note 9).

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                       Year Ended January 2, 1999                             Year Ended December 31, 1997
                         ---------------------------------------------------      --------------------------------------------------
                               Income                            Per-Share             Income                            Per-Share
                               (Loss)            Shares            Amount              (Loss)            Shares           Amount
                         -----------------    -------------   --------------      --------------    --------------   ---------------
Historical:
  Basic EPS                   $(7,892,608)       6,227,640         $   (1.27)
  Effect of stock
   options
                         ----------------    -------------   ---------------
  Diluted EPS                 $(7,892,608)       6,227,640         $   (1.27)
                         ================    =============   ===============

Pro Forma:
  Basic EPS                   $(7,892,608)       6,227,640         $   (1.27)           $634,931         4,659,469          $   0.14
  Effect of stock                                                                                           20,782
   options
  Assumed distribution                                                                                      78,640
                         ----------------    -------------   ---------------     ---------------    --------------   ---------------
  Diluted EPS                 $(7,892,608)       6,227,640         $   (1.27)           $634,931         4,758,891          $   0.13
                         ================    =============   ===============     ===============    ==============   ===============


     At January 2, 1999, there were outstanding options to purchase 223,010 shares of common stock that were not included in the computation of Diluted EPS because they would be antidilutive.

 RECLASSIFICATIONS

     Certain amounts in prior years' financial statements have been reclassified to conform to the fiscal 1998 presentation.

NOTE 3.   LINE OF CREDIT

 LINE OF CREDIT

     The Company has a revolving credit facility that provides for borrowings equal to the lesser of $5.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5 percent (9.25 percent at January 2, 1999). As of January 2, 1999, the Company had no outstanding borrowings. The credit facility is secured by substantially all of the Company's assets and expires on July 31, 1999.

     The credit facility contains various affirmative and negative covenants which require, among other things, restrictions on additional debt, quarterly pre-tax income, maintenance of working capital and restrictions on distributions and changes in ownership. As of January 2, 1999, the Company was not in compliance with the covenants regarding quarterly pre-tax income. The bank waived these covenants for the year ended January 2, 1999.

NOTE 4.   NOTES PAYABLE TO STOCKHOLDERS

 LONG TERM

     In February 1996, the Company entered into a credit agreement with a stockholder that provides for maximum borrowings of $250,000. The borrowings accrued interest at the prime rate plus 2 percent (9.75 percent at January 2,

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


1999). As of December 31, 1997, outstanding borrowings totaled $243,788. During 1998, this amount was paid in full with proceeds from the Company's initial public offering of common stock.

 SHORT TERM

     In May 1997, the Company borrowed $250,000 from a stockholder that was repaid prior to December 31, 1997.

     In May 1997, the Company borrowed $600,000 from a stockholder under a short-term promissory note. The note accrued interest at the prime rate plus 2 percent and was due in November 1997. In July 1997, the Company repaid $100,000 on the note and refinanced the remaining $500,000 plus borrowed an additional $600,000 from the stockholder under a new short-term promissory note. The total $1,100,000 unsecured note payable accrued interest at prime plus 2 percent and was due July 30, 1998. As consideration for entering into this note, the Company agreed to modify the option it held to repurchase the stockholder's common stock. Under the revised terms of the option, the Company had the right to repurchase 442,651 shares of the stockholder's common stock for $1,900,000 (see
Note 6).

     In September 1997, the Company borrowed $250,000 from a stockholder under a short-term, unsecured promissory note. The note accrued interest at prime plus 2 percent and was due in September 1998. In addition, for every month the note was outstanding, a fee of $5,000 was added to the outstanding balance and expensed as additional interest. As of December 31, 1997, $20,000 had been added to the balance of the note.

     As of December 31, 1997, accrued interest on stockholder notes payable totaled $98,315 and is included in the caption "accrued liabilities" in the accompanying December 31, 1997 balance sheet.

     During 1998, all amounts owed to stockholders were paid in full with proceeds from the Company's initial public offering of common stock.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

 LEGAL AND REGULATORY MATTERS

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all optometrists licensed to practice in California against the Company and its directors in Los Angeles County Superior Court (the "Steinberg Complaint"). The complain alleges three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription, and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requests various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction to prevent the Company from selling contact lenses to California residents without being registered and without verifying the prescription as well as from selling sample contact lenses to California residents. In addition, the plaintiff has filed a motion for preliminary injunction seeking the injunctive relief requested in the complaint. On August 11, 1998, the Company removed the action to the United States District Court for the Central District of California based on diversity jurisdiction.

     In response to motions by the Company, plaintiff and another California optometrist, Ellis Miles (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks restitutionary relief rather than damages. Plaintiffs also stipulated to dismiss the Company's directors as

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


defendants rather than oppose the Company's motion to dismiss them, leaving the Company as the only remaining defendant.

     On October 2, 1998, plaintiffs re-filed their motion for preliminary injunction in federal court. The Company likewise filed a motion to strike plaintiff's claims for monetary relief. Plaintiffs withdrew their motion for preliminary injunction on October 19, 1998, after the Company filed its opposition to the motion indicating, inter alia, that the Company had been registered as a Nonresident Contact Lens Seller in California. The Court denied the Company's motion to strike plaintiffs' claims for monetary relief on February 26, 1999. The Company filed its Answer to the First Amended Complaint on March 11, 1999.

     From time to time the Company is involved in other legal matters generally incidental to its business.

     It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

     See Note 1 for a discussion of regulatory matters.

 CAPITAL LEASE OBLIGATION

     The Company leases the rights to use its telephone number from an individual under a capital lease arrangement. At the end of the lease, the Company has the option to purchase the interest in the telephone number for $17,500. The minimum future lease payments under the capital lease as of January 2, 1999 are as follows:


                    FISCAL YEAR ENDING                             AMOUNT
                    ------------------                            --------
                           1999                                   $ 42,000
                           2000                                     31,500
                                                                  --------
          Total minimum lease payments..........................    73,500
          Less amount representing interest.....................    (6,623)
                                                                  --------
          Present value of minimum lease payments...............    66,877
          Less current portion..................................   (36,712)
                                                                  --------
          Capital lease obligations, excluding current portion..  $ 30,165
                                                                  ========

 OPERATING LEASES

     The Company leases office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for the years ended January 2, 1999 and December 31, 1997 and 1996 totaled approximately $376,700, $88,000 and $30,900, respectively. In October 1998, the Company agreed to occupy warehouse space in a facility then under construction. The new lease commitment commenced in January, 1999.

     Future minimum lease payments under noncancelable operating leases are as follows (including expense under the new lease):


          FISCAL YEAR ENDING              AMOUNT
          ------------------            ----------
               1999                     $  759,246
               2000                        746,298
               2001                        760,503
               2002                        598,293
               2003                        602,389
               Thereafter                  658,703
                                        ----------
                                        $4,125,432
                                        ==========

                              1-800 CONTACTS,INC.

                         NOTES TO FINANCIAL STATEMENTS


 SALES TAX

     The Company's direct mail business is located, and all of its operations are conducted, in the state of Utah. At January 2, 1999, the Company did not collect sales or other similar taxes. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

 ADVERTISING COMMITMENTS

     The Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $3.5 million for direct mail services through December 31, 1999.

NOTE 6.   COMMON STOCK TRANSACTIONS

     In February, 1996, the Company repurchased 931,894 shares of its outstanding common stock for $240,000 in cash. Concurrently with the purchase, the Company sold these shares to new stockholders for $300,000 in cash. The Company received the right to repurchase 442,651 of these shares for $1,900,000 prior to February 1, 2001 (see Note 4). In connection with its initial public offering, the Company exercised its rights to repurchase these shares.

     In connection with the filing of an effective Form S-1 Registration Statement and a reincorporation in the state of Delaware, the Board of Directors and stockholders approved a 414.175 for 1 stock split and a change in the authorized common stock to 20,000,000 shares at $0.01 par value per share. This stock split and change in authorized common stock have been retroactively reflected in the accompanying financial statements.

     During February 1998, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,213,750 shares of common stock, which included 288,750 shares issued pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $24,850,000.

     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. The repurchase program will be effected in accordance with the safe harbor provisions of Rule 10b-18. During 1998, the Company repurchased 15,000 shares for a total cost, including commissions, of $81,375. See Note 12 for repurchases subsequent to year end.

     During December 1998, an employee exercised stock options to purchase 4,000 shares of common stock at $3.22 per share for a total of $12,880.

NOTE 7.   STOCK OPTIONS AND STOCK OPTION PLAN

     During fiscal 1998, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 310,000 shares of common stock to officers, directors and consultants and other key employees. Incentive stock options and nonqualified options are granted at not less than 100 percent of the fair

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

market value of the underlying common stock on the date of grant. As of January 2, 1999, 292,610 shares are available for future granting.

     Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to an employee in November 1996 to purchase 47,986 shares of common stock at an exercise price of $3.22. In addition, during the year ended December 31, 1997, the Company issued nonqualified stock options to an employee to purchase 4,799 shares of common stock at an exercise price of $8.16 and nonqualified options to two employees to purchase an aggregate of 67,181 shares at $11 per share. The Company also issued stock options to a consultant in February 1997 to purchase 19,195 shares of common stock at an exercise price of $4.70. In January 1998, the Company granted nonqualified stock options to purchase 71,979 shares of common stock at $11 per share to a director of the Company. All options granted through January 2, 1999 vest equally over a three year period and expire in ten years.

     A summary of stock option activity is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                                     Price Per
                                                        Shares         Share
                                                       --------      ---------
             Outstanding at January 1, 1996                -             -
               Granted                                  47,986        $  3.22
                                                       -------        -------
             Outstanding at December 31, 1996           47,986           3.22
                Granted                                 91,175           9.52
                                                       -------        -------
             Outstanding at December 31, 1997          139,161           7.35
                Granted                                 89,369          11.22
                Exercised                               (4,000)          3.22
                Forfeited                               (1,520)         12.50
                                                       -------        -------
             Outstanding at January 2, 1999            223,010        $  8.94
                                                       =======        =======

             Exercisable at January 2, 1999             82,378        $  7.81
                                                       =======        =======

     The following is additional information with respect to stock options:


                     Outstanding    Weighted-Average                      Exercisable
    Range of           as of          Remaining      Weighted-Average       as of       Weighted-Average
 Exercise Prices   January 2, 1999  Contractual Life   Exercise Price   January 2, 1999   Exercise Price
-----------------  ---------------  ----------------  ----------------  ---------------  ----------------
 $3.18 - $4.76           63,181           7.9              $ 3.67           34,390           $ 3.50
  4.77 -  6.35            3,000           9.7                5.63                0             0.00
  7.94 -  9.52            4,799           8.4                8.16            1,600             8.16
  9.53 - 11.11          139,160           8.9               11.00           46,388            11.00
 11.12 - 12.70            7,870           9.2               12.18                0             0.00
 14.29 - 15.88            5,000           9.5               15.88                0             0.00
                        -------           ---              ------           ------           ------
                        223,010           8.7              $ 8.94           82,378           $ 7.81
                        =======                                             ======

     The Company applies APB No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense has been recognized for these stock option grants. Had compensation expense for the Company's employee stock option grants been determined in accordance with SFAS No. 123, the Company's net income (loss) for the years ended January 2, 1999 and December 31, 1997 and 1996,

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

and diluted net income (loss) per common share for the years ended January 2, 1999 and December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                                        1998         1997       1996
                                                       ------       ------     ------
       Net income (loss):
          As reported (1)...........................  $(7,892,608)  $634,931  $214,243
          Pro forma.................................  $(8,070,562)  $617,785  $211,860

       Diluted net income (loss) per common share:
          As reported (1)...........................  $     (1.27)  $   0.13
          Pro forma.................................  $     (1.30)  $   0.13

     Due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.

____________________
(1)  Includes the effect of the pro forma adjustments as described in Note 2.

     The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 5.6 percent for 1998 grants and 6.5 percent for 1997 and 1997 grants, expected stock price volatility of approximately 78 percent for 1998 grants and 0 percent for 1997 and 1996 grants, an expected dividend yield of 0 for all grants and an expected life of five years for all grants. The weighted average fair value of options granted during fiscal years 1998, 1997 and 1996 was $7.53, $2.64 and $0.89 per share, respectively.

NOTE 8.  RELATED PARTY TRANSACTIONS

     During fiscal 1998, 1997 and 1996, the Company made aggregate loans to two stockholders totaling $22,300, $289,473 and $226,331, respectively. The loans were unsecured, accrued interest at the prime rate and were due on demand. Interest income on the loans totaled $5,244, $34,936 and $7,261 for the years ended January 2, 1999, and December 31, 1997 and 1996, respectively, and is included in the outstanding balance of the notes receivable. As of December 31, 1997 and 1996, notes receivable from stockholders totaled $572,145 and $247,736, respectively. During 1998, the Company made equity distributions to the stockholders sufficient to allow for their repayment on these notes. As a result, these notes were classified as a reduction in stockholders' equity in the accompanying 1997 financial statements. See Note 4 for a discussion of other related party transactions.

NOTE 9.  DISTRIBUTIONS TO STOCKHOLDERS

     Prior to the consummation of its initial public offering, the Company entered into an agreement for the distribution of retained earnings and tax indemnification with the existing stockholders. Pursuant to the agreement, an S Corporation distribution of $982,995 (net of notes receivable due from stockholders of $599,689) was distributed in the form of promissory notes issued by the Company. The notes were paid in full after the closing of the offering. The agreement provided for, among other things, the indemnification of the existing stockholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) and the repayment to the Company of amounts received as refunds, resulting from the Company's operations during the period in which it was an S Corporation. No amounts are currently payable, or anticipated to be payable, or receivable, or anticipated to be receivable under the agreement. The existing stockholders will be indemnified by the Company with respect to federal and state income tax liabilities as a result of an adjustment to the Company's taxable income which increases the tax liability to the existing stockholders for taxable periods ending prior to the termination of the S corporation status. In addition, the existing stockholders will indemnify the Company with

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

respect to any federal and state tax liabilities as a result of an adjustment which decreases the existing stockholders' tax liability for taxable periods ending prior to the termination of the Company's S corporation status and correspondingly increases the tax liability of the Company for a taxable period commencing on or after the termination of the Company's S corporation status.

NOTE 10.  INCOME TAXES

     Effective February 9, 1998 the Company's S corporation election was terminated. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S corporation election.

     The components of the provision for income taxes for the period in fiscal 1998 since the termination of the S corporation status are as follows:

          Current provision...........................  $         -
          Deferred benefit (provision):
                    Federal...........................    2,864,270
                    State.............................      443,386
                    Change in valuation allowance.....   (1,874,211)
                    Change from S corporation status..     (790,766)
                                                        -----------
                      Total benefit for income taxes..  $   642,679
                                                        ===========

     The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the benefit for income taxes by loss before benefit for income taxes for the fiscal year ended January 2, 1999.

       Statutory federal income tax rate.........................    34.0%
       State income taxes, net of federal benefit................     3.3
       Change from S corporation status..........................    (8.0)
       Valuation allowance.......................................   (22.0)
       Other.....................................................      .2
                                                                    -----
                                                                      7.5%
                                                                    =====

     The components of the deferred tax assets and liabilities at January 2, 1999 are as follows:

       Deferred income tax assets:
          Operating loss carryforward................     $ 2,357,190
          Accrued reserves...........................         176,429
          Intangibles amortization...................          23,741
          Other......................................          33,645
                                                          -----------
                                                            2,591,005
          Valuation allowance                              (1,874,211)
                                                          -----------
                                                              716,794
                                                          -----------
       Deferred income tax liabilities:
          Deferred advertising costs................          (65,510)
          Depreciation..............................           (8,605)
                                                          -----------
                                                              (74,115)
                                                          -----------
        Net deferred income tax asset..............       $   642,679
                                                          ===========

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

     A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to the uncertainty with respect to the ultimate realization, the Company has established a valuation allowance for a portion of the deferred tax assets. The amount of the net deferred tax assets considered realizable, however, could change in the near term based on changing conditions.

     As of January 2, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $6,320,000 which expire in fiscal year 2018 for federal income tax purposes and 2013 for state income tax purposes.

NOTE 11.  PREFERRED STOCK

     The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For the years ended January 2, 1999, and December 31, 1997 and 1996 no shares were issued or outstanding.

NOTE 12.  SUBSEQUENT EVENTS

 STOCK OPTIONS

     In February 1999, the Company granted nonqualified stock options to purchase 54,700 shares of common stock at $12.5625 per share to employees and Directors of the Company. The options vest over a three year period and expire in ten years.

 STOCK REPURCHASES

     In March 1999, the Company repurchased a total of 155,000 shares of its common stock for a total cost, including commissions, of $1,860,005.