Form 10-Q
period 1999-04-03
1 800 CONTACTS INC
filed 1999-05-18
CIK 1050122

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------


                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                   to
                                                 -------             -------
                  Commission file number:        0-23633
                                                 -------
                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     87-0571643
---------------------------------------     ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

 66 E. Wadsworth Park Drive, 3rd Floor
             Draper, UT                                       84020
----------------------------------------------   -------------------------------
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

         As of May 18, 1999, the Registrant has 6,282,364 shares of Common Stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------

                                1-800 CONTACTS, INC.

                                      INDEX


                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             Condensed Balance Sheets as of April 3, 1999 (unaudited)
                  and January 2, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
             Condensed Statements of Operations for the Quarters Ended
                  April 3, 1999 and April 4, 1998 (unaudited). . . . . . . . . . . . . . . . . .4
             Condensed Statement of Stockholders' Equity for the Quarter Ended
                  April 3, 1999 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .5
             Condensed Statements of Cash Flows for the Quarters Ended
                  April 3, 1999 and April 4, 1998 (unaudited). . . . . . . . . . . . . . . . . .6
             Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . .8
Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 3.      Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . . . . . .15

PART II.  OTHER INFORMATION
Item 1.      Legal Proceedings . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 2.      Changes in Securities and Use of Proceeds . . . . . . .. . . . . . . . . . . . . .16
Item 3.      Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .. . . .16
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .16
Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                              1-800 CONTACTS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                               April 3,              January 2,
                                                                                1999                    1999
                                                                      ------------------     ------------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $ 8,596,048            $ 3,762,220
     Inventories                                                             10,585,667             10,752,324
     Other current assets                                                       287,388                483,139
                                                                      ------------------     ------------------
        Total current assets                                                 19,469,103             14,997,683
DEFERRED ADVERTISING COSTS                                                            -                175,631
PROPERTY AND EQUIPMENT, net                                                   2,344,296              2,048,850
DEFERRED INCOME TAXES                                                           460,466                642,679
OTHER ASSETS                                                                    164,323                151,293
                                                                      ------------------     ------------------
        Total assets                                                       $ 22,438,188           $ 18,016,136
                                                                      ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligation                               $ 37,685               $ 36,712
     Accounts payable                                                         7,013,140              2,056,451
     Accrued liabilities                                                      1,617,283                890,443
     Unearned revenue                                                           428,971                169,540
                                                                      ------------------     ------------------
        Total current liabilities                                             9,097,079              3,153,146
                                                                      ------------------     ------------------
CAPITAL LEASE OBLIGATION, less current portion                                   20,371                 30,165
                                                                      ------------------     ------------------
STOCKHOLDERS' EQUITY:
     Common stock                                                                64,306                 64,306
     Additional paid-in capital                                              23,009,439             23,017,266
     Accumulated deficit                                                     (7,891,895)            (8,189,072)
     Treasury stock                                                          (1,861,112)               (59,675)
                                                                      ------------------     ------------------
        Total stockholders' equity                                           13,320,738             14,832,825
                                                                      ------------------     ------------------
        Total liabilities and stockholders' equity                         $ 22,438,188           $ 18,016,136
                                                                      ==================     ==================


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Quarter Ended
                                                                       --------------------------------------
                                                                              April 3,             April 4,
                                                                                1999                 1998
                                                                       -----------------    -----------------
NET SALES                                                                  $ 22,304,257         $ 10,429,304
COST OF GOODS SOLD                                                           13,909,147            6,628,913
                                                                       -----------------    -----------------
     Gross profit                                                             8,395,110            3,800,391
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  8,000,105            3,137,926
                                                                       -----------------    -----------------
INCOME FROM OPERATIONS                                                          395,005              662,465
                                                                       -----------------    -----------------
OTHER INCOME (EXPENSE):
     Interest expense                                                            (1,844)             (73,633)
     Interest income                                                             86,229              143,869
     Other, net                                                                       -               10,000
                                                                       -----------------    -----------------
        Total other, net                                                         84,385               80,236
                                                                       -----------------    -----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                        479,390              742,701
PROVISION FOR INCOME TAXES                                                     (182,213)            (953,908)
                                                                       -----------------    -----------------
NET INCOME (LOSS)                                                             $ 297,177           $ (211,207)
                                                                       =================    =================

PER SHARE INFORMATION:
     Basic and diluted net income (loss) per common share                        $ 0.05              $ (0.04)
                                                                       =================    =================

PRO FORMA INFORMATION:
     Income before provision for income taxes                                   479,390              742,701
     Provision for income taxes                                                (182,213)            (278,337)
                                                                       -----------------    -----------------
     Net income                                                               $ 297,177            $ 464,364
                                                                       =================    =================

     Basic and diluted net income per common share                               $ 0.05               $ 0.08
                                                                       =================    =================


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.


                              1-800 CONTACTS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Quarter Ended April 3, 1999
                                   (Unaudited)


                                     Common Stock     Additional                      Treasury Stock
                                ----------------------  Paid-In    Accumulated  -------------------------
                                 Shares     Amount      Capital      Deficit       Shares         Amount            Total
                                ---------  ---------  ------------ ------------ ------------  ------------       -----------
BALANCE, January 2, 1999        6,430,568 $ 64,306   $ 23,017,266 $ (8,189,072)    (11,000)   $    (59,675)    $ 14,832,825
  Purchase of treasury shares       -          -            -            -        (155,000)     (1,860,005)      (1,860,005)
  Exercise of common stock options  -          -           (7,827)       -          10,796          58,568           50,741
  Net income                        -          -            -          297,177         -              -             297,177
                                ---------  ---------  ------------ ------------ ------------  ------------       -----------
BALANCE, April 3, 1999          6,430,568 $ 64,306   $ 23,009,439 $ (7,891,895)   (155,204)   $ (1,861,112)    $ 13,320,738
                                =========  =========  ============ ============ ============  ============       ===========

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                                                Quarter Ended
                                                                                  ---------------------------------------
                                                                                         April 3,              April 4,
                                                                                           1999                  1998
                                                                                  -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $ 297,177            $ (211,207)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                         156,905                63,536
     Deferred income taxes                                                                 182,213               953,908
     Changes in operating assets and liabilities:
        Inventories                                                                        166,657              (663,251)
        Other current assets                                                               195,751            (1,261,233)
        Deferred advertising costs                                                         175,631            (1,562,536)
        Accounts payable                                                                 4,956,689               465,959
        Accrued liabilities                                                                726,840               255,520
        Unearned revenue                                                                   259,431                56,625
                                                                                  -----------------    ------------------
            Net cash provided by (used in) operating activities                          7,117,294            (1,902,679)
                                                                                  -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                                          -               (27,544)
     Purchase of property and equipment                                                   (443,202)             (131,030)
     Purchase of intangible assets                                                         (19,600)                    -
     Deposits                                                                               (2,579)             (287,396)
                                                                                  -----------------    ------------------
            Net cash used in investing activities                                         (465,381)             (445,970)
                                                                                  -----------------    ------------------


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) In Cash and Cash Equivalents


                                                                                                Quarter Ended
                                                                                  ---------------------------------------
                                                                                         April 3,              April 4,
                                                                                           1999                  1998
                                                                                  -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions                         -            25,734,844
     Common stock offering costs                                                                 -              (563,733)
     Common stock repurchases                                                           (1,860,005)           (1,900,000)
     Proceeds from exercise of common stock options                                         50,741                     -
     Net repayments on line of credit                                                            -            (1,055,640)
     Principal payments on notes payable to stockholders                                         -            (1,613,788)
     Principal payments on notes payable for distributions to stockholders, net                  -              (982,995)
     Principal payments on capital lease obligation                                         (8,821)               (5,172)
                                                                                  -----------------    ------------------
            Net cash (used in) provided by financing activities                         (1,818,085)           19,613,516
                                                                                  -----------------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                4,833,828            17,264,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,762,220                     -
                                                                                  -----------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 8,596,048          $ 17,264,867
                                                                                  =================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                            $     3,320          $    199,645

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

                              1-800 CONTACTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

         The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments
(consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

         The results of operations for the period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CHANGE IN ACCOUNTING PERIOD

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998.

NOTE 3.  INCOME TAXES AND PRO FORMA INFORMATION

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

NOTE 4.  ADVERTISING COSTS

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

         During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly amortized the balance at the beginning of the fourth quarter of 1998 over 5 months.

         The  Company  recorded  total  advertising   expense  of  approximately
$5,410,000 and $2,003,000 for the quarters ended April 3, 1999 and April 4, 1998, respectively.

NOTE 5.  NET INCOME PER COMMON SHARE

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income
(loss) per common share.

         The pro forma Basic and Diluted EPS for the quarter ended April 4, 1998 gives effect to the pro forma effects on historical net income adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Quarter Ended April 3, 1999                   Quarter Ended April 4, 1998
                           ------------------------------------       ---------------------------------------
                             Income                   Per-Share          Income                   Per-Share
                             (Loss)       Shares        Amount           (Loss)       Shares        Amount
                          ------------- ------------ -------------    ------------- ------------ -------------
Historical:
  Basic EPS                 $  297,177    6,381,547   $      0.05      $ (211,207)  5,649,263     $    (0.04)
  Effect of stock options                    37,995
                          ------------- ------------ -------------    ------------- ------------ -------------
  Diluted EPS               $  297,177    6,419,542   $      0.05      $ (211,207)  5,649,263     $    (0.04)
                          ============= ============ =============    ============= ============ =============

Pro Forma:
  Basic EPS                 $  297,177    6,381,547   $      0.05      $  464,364   5,649,263     $     0.08
  Effect of stock options                    37,995                                    59,422
                          ------------- ------------ -------------    ------------- ------------ -------------
   Diluted EPS              $  297,177    6,419,542   $      0.05      $  464,364   5,708,685     $     0.08
                          ============= ============ =============    ============= ============ =============

NOTE 6.  COMMON STOCK TRANSACTIONS

         During the quarter ended April 3, 1999, the Company repurchased a total of 155,000 shares of its common stock for a total cost, including commissions, of $1,860,005.

         During the quarter ended April 3, 1999, an employee exercised stock options to purchase 10,796 shares of common stock at $4.70 per share for a total of $50,741.

NOTE 7.  STOCK OPTION GRANTS

         In February 1999, the Company granted nonqualified stock options to purchase 54,700 shares of common stock at $12.5625 per share to employees and Directors of the Company. The options vest over a three year period and expire in ten years.

NOTE 8.  ASSET ACQUISITION

         Subsequent to the first quarter of 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. The assets acquired include the web address www.contactlenses.com, various telephone numbers and CLO's customer database.

NOTE 9.  LEGAL MATTERS

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

         On May 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas Division 6. The complaint alleges that on "one or more occasions" the Company sold contact lenses without receipt or verification of a prescription. The relief requested is the issuance of an order enjoining the company from further engaging in the alleged activity. The complaint does not seek monetary damage.

         The Company, in response to the complaint, has retained counsel and intends to vigorously defend itself in this action. An answer to the complaint is not presently due but will be filed in a timely manner.

         From time to time the Company is involved in other legal matters generally incidental to its business.

         It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

         The Company is a rapidly growing direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company has experienced significant growth in revenues. Net sales for the first quarter of 1999 increased 114% to $22.3 million from $10.4 million in the first quarter of 1998.

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

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                      Quarter Ended
                                                           -------------------------------------
                                                               April 3,            April 4,
                                                                 1999                1998
                                                           -----------------   -----------------
Net sales                                                            100.0%              100.0%
Cost of goods sold                                                    62.4                63.6
                                                           -----------------   -----------------
Gross profit                                                          37.6                36.4
Selling, general and administrative expenses                          35.9                30.1
                                                           -----------------   -----------------
Income from operations                                                 1.7                 6.3
Other income (expense), net                                            0.4                 0.8
                                                           -----------------   -----------------
Income before provision for income taxes                               2.1                 7.1
Provision for income taxes (pro forma for 1998)                       (0.8)               (2.6)
                                                           -----------------   -----------------
Pro forma net income                                                   1.3%                4.5%
                                                           =================   =================

         Net sales. Net sales for the quarter ended April 3, 1999 increased 114% from the quarter ended April 4, 1998. The Company believes that this increase in net sales reflects some of the benefits of the Company's increased television and Internet advertising. Internet sales for the first quarter of 1999 were approximately $2.5 million as compared to an insignificant amount for the first quarter of 1998. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales for the first quarter of 1999 increased 174% to $10.7 million from $3.9 million for the first quarter of 1998. Although the Company believes that sales will increase substantially in 1999 as compared to 1998, the Company expects the rate of growth to decrease in future quarters of 1999.

         Gross profit. Gross profit as a percentage of sales increased to 37.6% for the quarter ended April 3, 1999 from 36.4% for the quarter ended April 4, 1998. With the increase in sales, the Company was able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended April 3, 1999 increased $4.9 million, or 155%, from the quarter ended April 4, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 35.9% in the first quarter of 1999 from 30.1% in the 1998 period. The increases in expense and as a percentage of net sales are due to the increase in sales and marketing activity and the related increase in general and administrative expenditures considered necessary to support the growth. Advertising as a percentage of sales was 24.3% in the first quarter of 1999 as compared to 19.2% for the first quarter of 1998. The Company expects that advertising spending as well as advertising as a percentage of sales in fiscal year 1999 will be less than in fiscal year 1998. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly amortized the balance at the beginning of the fourth quarter of 1998 over 5 months.

         Other income (expense), net. Other income (expense) increased slightly to approximately $84,000 in the first quarter of 1999 from approximately $80,000 in the first quarter of 1998. The decrease in interest income due to lower cash balances was offset by the decrease in interest expense as the majority of debt was paid off during the first quarter of 1998 with proceeds from the IPO.

         Income taxes. The pro forma provision for income taxes for the first quarter of 1998 has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the quarter. The Company's future effective tax rate will depend upon future taxable income and changes in the valuation allowance associated with the deferred tax assets. The Company anticipates that its future effective income tax rate will be approximately 38%.

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

         For the quarters ended April 3, 1999 and April 4, 1998, net cash provided by (used in) operating activities was approximately $7.1 million and $(1.9) million, respectively. In the 1999 period, cash was provided primarily by increases in accounts payable and accrued liabilities. In the 1998 period, cash was used primarily to fund the Company's growth as the Company significantly increased inventory levels and advertising spending.

         The Company used approximately $465,000 and $446,000 for investing activities for the quarters ended April 3, 1999 and April 4, 1998, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. The amount related to capital expenditures for the 1999 and 1998 periods were approximately $443,000 and $418,000 (including approximately $287,000 in deposits), respectively. The Company began operations in its new distribution center in February of 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         Subsequent to the first quarter of 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. The assets acquired include the web address www.contactlenses.com, various telephone numbers and CLO's customer database.

         For the 1999 period, the Company used approximately $1.8 million for financing activities. During the first quarter of 1999, the Company repurchased a total of 155,000 shares of its common stock for a total cost, including commissions, of $1,860,005. This was offset slightly by proceeds from the exercise of common stock options. For the 1998 period, approximately $19.6 million was provided by financing activities, resulting from net proceeds received from the Company's IPO, offset by repayments of debt, distributions to stockholders and the repurchase of stock.

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. The repurchase program will be effected in accordance with the safe harbor provisions of Rule 10b-18. Through April 3, 1999, the Company has repurchased 170,000 shares for a total cost, including commissions, of $1,941,380. The repurchases were funded using cash on hand.
         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Company amended the Credit Facility in January 1998 and October 1998. As a result, the Credit Facility provides for borrowings equal to the lesser of $5.0 million or 50 percent of eligible inventory. The Credit Facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5 percent (9.25 percent at April 3, 1999). As of April 3, 1999, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The Credit Facility is set to mature on July 31, 1999.

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

         As a result of state regulatory requirements, the Company's liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs or fines, is prohibited from selling its products in a particular state(s) or experiences the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

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

         The Company is currently unable to determine the effects of Year 2000 compliance by third parties that are significant to its operations. The Company has received several responses to correspondence sent to significant third parties. The Company is currently reviewing these responses to assess the third parties' Year 2000 compliance and to determine the extent to which the Company's operations will be impacted by those third parties' failure, if any, to adequately address their own Year 2000 issues. If the systems of critical third parties are not in compliance, the Company's operations will be adversely affected.

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

Forward-Looking Statements

         This report contains forward-looking statements about the Company's future business prospects. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward looking statements. Factors that may cause future results to differ materially from the Company's current expectations include, among others: general economic conditions, the health of the contact lens industry, inventory acquisition and management, advertising spending and effectiveness, year 2000 issues and regulatory considerations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         Based on its current operations, the Company believes it is not subject to significant market risk. As of April 3, 1999, the Company did not hold any market risk-sensitive instruments and had no outstanding debt other than a capital lease obligation of $58,056. In addition, all of the Company's transactions are in U.S. dollars.


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

         On May 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas Division 6. The complaint alleges that on "one or more occasions" the Company sold contact lenses without receipt or verification of a prescription. The relief requested is the issuance of an order enjoining the company from further engaging in the alleged activity. The complaint does not seek monetary damage.

         The Company, in response to the complaint, has retained counsel and intends to vigorously defend itself in this action. An answer to the complaint is not presently due but will be filed in a timely manner.

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

          None.

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

Item 6.      Exhibits and Reports on Form 8-K

             (A)  Exhibit Index


                     Exhibit No.        Description of Exhibit
                     -----------        ----------------------

                     27                 Financial Data Schedule.

             (B) No reports on Form 8-K were filed by the Registrant during the quarter ended April 3, 1999.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             1-800 CONTACTS, INC.


Dated: May 18, 1999          By:      /s/Jonathan C. Coon
                                      ------------------------------------------
                             Name:    Jonathan C. Coon
                             Title:   President & Chief Executive Officer


                             By:      /s/Scott S. Tanner
                                      ------------------------------------------
                             Name:    Scott S. Tanner
                             Title:   Chief Financial Officer