Form 10-Q
period 1999-07-03
1 800 CONTACTS INC
filed 1999-08-17
CIK 1050122

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                          ---------------------------

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to_____________.

                Commission file number:   0-23633
                                         ---------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   87-0571643
----------------------------------------- --------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

    66 E. Wadsworth Park Drive, 3rd Floor
               Draper, UT                                  84020
----------------------------------------- --------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

                      [X] Yes            [ ] No

     As of August 13, 1999, the Registrant has 6,282,458 shares of Common Stock, par value $0.01 per share outstanding.

================================================================================

                             1-800-CONTRACTS, INC.

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Balance Sheets as of January 2, 1999
              and July 3, 1999 (unaudited) ...................................................         3
         Condensed Statements of Operations for the Quarter and Two Quarters Ended
              July 4, 1998 (unaudited) and July 3, 1999 (unaudited)  .........................         4
         Condensed Statement of Stockholders' Equity for the Two Quarters Ended
              July 3, 1999 (unaudited)  ......................................................         5
         Condensed Statements of Cash Flows for the Two Quarters Ended
              July 4, 1998 (unaudited) and July 3, 1999 (unaudited) ..........................         6
         Notes to Condensed Financial Statements  ............................................         8
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................................        11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...........................        15

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ...................................................................        15
Item 2.  Changes in Securities and Use of Proceeds ...........................................        15
Item 3.  Defaults upon Senior Securities .....................................................        16
Item 4.  Submission of Matters to a Vote of Security Holders .................................        16
Item 5.  Other Information ...................................................................        16
Item 6.  Exhibits and Reports on Form 8-K .....................................................       16

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                             1-800 CONTACTS, INC.
                           CONDENSED BALANCE SHEETS

                                   ASSETS

                                                              January 2,              July 3,
                                                                1999                   1999
                                                           -------------          -------------
                                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                              $  3,762,220          $   6,324,180
     Inventories                                              10,752,324             14,759,008
     Other current assets                                        483,139                516,894
                                                           -------------          -------------
         Total current assets                                 14,997,683             21,600,082
DEFERRED ADVERTISING COSTS                                       175,631                      -
PROPERTY AND EQUIPMENT, net                                    2,048,850              2,330,792
DEFERRED INCOME TAXES                                            642,679                      -
INTANGIBLE ASSETS, net                                            72,819              1,250,117
OTHER ASSETS                                                      78,474                118,759
                                                           -------------          -------------
         Total assets                                       $ 18,016,136          $  25,299,750
                                                           =============          =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of capital lease obligation            $     36,712          $      38,682
     Acquisition payable                                               -                600,000
     Accounts payable                                          2,056,451              7,007,627
     Accrued liabilities                                         890,443              2,364,026
     Unearned revenue                                            169,540                465,710
                                                           -------------          -------------
         Total current liabilities                             3,153,146             10,476,045
                                                           -------------          -------------
CAPITAL LEASE OBLIGATION, less current portion                    30,165                 10,319
                                                           -------------          -------------
STOCKHOLDERS' EQUITY:
     Common stock                                                 64,306                 64,306
     Additional paid-in capital                               23,017,266             23,017,266
     Accumulated deficit                                      (8,189,072)            (6,491,087)
     Treasury stock                                              (59,675)            (1,777,099)
                                                           -------------          -------------
         Total stockholders' equity                           14,832,825             14,813,386
                                                           -------------          -------------
         Total liabilities and stockholders' equity         $ 18,016,136          $  25,299,750
                                                           =============          =============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Quarter Ended                          Two Quarters Ended
                                                 --------------------------------         -------------------------------
                                                    July 4,             July 3,               July 4,            July 3,
                                                     1998                1999                  1998               1999
                                                 ------------        ------------         ------------        -----------
NET SALES                                        $ 12,800,438        $ 23,960,056         $ 23,229,742        $  46,264,313
COST OF GOODS SOLD                                  7,959,185          14,654,683           14,588,098           28,563,830
                                                 ------------        ------------         ------------        -------------
     Gross profit                                   4,841,253           9,305,373            8,641,644           17,700,483
                                                 ------------        ------------         ------------        -------------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                            3,944,191           4,389,054            5,947,851            9,799,330
     Other selling, general and
         administrative expenses                    1,444,541           3,026,162            2,578,807            5,615,991
                                                 ------------        ------------         ------------        -------------
         Total selling, general and
            administrative expenses                 5,388,732           7,415,216            8,526,658           15,415,321
                                                 ------------        ------------         ------------        -------------
INCOME (LOSS) FROM OPERATIONS                        (547,479)          1,890,157              114,986            2,285,162
                                                 ------------        ------------         ------------        -------------
OTHER INCOME (EXPENSE):
     Interest expense                                  (2,207)             (1,400)             (75,840)              (3,244)
     Interest income                                  204,255              87,894              348,124              174,123
     Other, net                                        (1,798)                  -                8,202                    -
                                                 ------------        ------------         ------------        -------------
         Total other, net                             200,250              86,494              280,486              170,879
                                                 ------------        ------------         ------------        -------------
INCOME (LOSS) BEFORE BENEFIT
     (PROVISION) FOR INCOME TAXES                    (347,229)          1,976,651              395,472            2,456,041
BENEFIT (PROVISION)
     FOR INCOME TAXES                                 128,464            (510,466)            (825,444)            (692,679)
                                                 ------------        ------------         ------------        -------------
NET INCOME (LOSS)                                $   (218,765)       $  1,466,185         $   (429,972)       $   1,763,362
                                                 ============        ============         ============        =============
PER SHARE INFORMATION:
     Basic and diluted net income
         (loss) per common share                      $ (0.03)             $ 0.23              $ (0.07)              $ 0.28
                                                 ============        ============         ============        =============
PRO FORMA INFORMATION:
     Income (loss) before benefit
         (provision) for income taxes                (347,229)          1,976,651              395,472            2,456,041
     Benefit (provision) for income taxes             128,464            (510,466)            (149,873)            (692,679)
                                                 ------------        ------------         ------------        -------------
     Net income (loss)                             $ (218,765)        $ 1,466,185            $ 245,599          $ 1,763,362
                                                 ============        ============         ============        =============
     Basic and diluted net income
         (loss) per common share                      $ (0.03)             $ 0.23               $ 0.04               $ 0.28
                                                 ============        ============         ============        =============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Two Quarters Ended July 3, 1999
                                  (Unaudited)

                                                               Additional
                                           Common Stock         Paid-in      Accumulated       Treasury Stock
                                       --------------------                                ----------------------
                                        Shares      Amount      Capital        Deficit       Shares        Amount         Total
                                       --------    --------   -----------   -------------  -----------   ---------    -----------
BALANCE, January 2, 1999               6,430,568   $ 64,306   $ 23,017,266  $  (8,189,072)     (11,000)      (59,675)  $ 14,832,825
   Purchase of treasury shares                 -          -              -              -     (155,000)   (1,860,005)    (1,860,005)
   Exercise of common stock options            -          -              -        (65,377)      17,873       142,581         77,204
   Net income                                  -          -                     1,763,362            -             -      1,763,362
                                      ----------   --------   ------------  -------------  -----------   -----------  -------------
BALANCE, July 3, 1999                  6,430,568   $ 64,306   $ 23,017,266  $  (6,491,087)    (148,127)  $(1,777,099)  $ 14,813,386
                                      ==========   ========   ============  =============  ===========   ===========  =============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Increase (Decrease) In Cash and Cash Equivalents

                                                                                             Two Quarters Ended
                                                                                       -------------------------------
                                                                                          July 4,            July 3,
                                                                                           1998               1999
                                                                                       ------------       ------------
                                                                                         1998                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $ (429,972)         $ 1,763,362
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                      198,821              434,546
         Loss on retirement of property and equipment                                         1,798                    -
         Deferred income taxes                                                              825,444              642,679
         Changes in operating assets and liabilities:
            Inventories                                                                  (5,009,791)          (4,006,684)
            Other current assets                                                           (714,790)             (33,755)
            Deferred advertising costs                                                   (4,217,349)             175,631
            Accounts payable                                                              2,112,938            4,951,176
            Accrued liabilities                                                             635,581            1,473,583
            Unearned revenue                                                                164,600              296,170
                                                                                       ------------       --------------
                Net cash (used in) provided by operating activities                      (6,432,720)           5,696,708
                                                                                       ------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                                     (27,544)                   -
     Purchase of property and equipment                                                  (1,150,327)            (655,398)
     Purchase of intangible assets                                                           (5,000)            (638,388)
     Deposits                                                                               (21,802)               5,236
                                                                                       ------------       --------------
                Net cash used in investing activities                                    (1,204,673)          (1,288,550)
                                                                                       ============       ==============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Increase (Decrease) In Cash and Cash Equivalents

                                                                                              Two Quarters Ended
                                                                                       ---------------------------------
                                                                                          July 4,              July 3,
                                                                                           1998                 1999
                                                                                       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions               $ 25,734,844         $          -
     Common stock offering costs                                                           (563,733)             (45,521)
     Common stock repurchases                                                            (1,900,000)          (1,860,005)
     Proceeds from exercise of common stock options                                               -               77,204
     Net repayments on line of credit                                                    (1,055,640)                   -
     Principal payments on notes payable to stockholders                                 (1,613,788)                   -
     Principal payments on notes payable for distributions to stockholders, net            (982,995)                   -
     Principal payments on capital lease obligation                                         (10,481)             (17,876)
                                                                                       ------------         ------------
                Net cash provided by (used in) financing activities                      19,608,207           (1,846,198)
                                                                                       ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                11,970,814            2,561,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  -            3,762,220
                                                                                       ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 11,970,814         $  6,324,180
                                                                                       ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                            $    201,852         $      4,720

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:


During the period ended July 4, 1998 the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivables from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. The promissory notes were paid in full during the period ended July 4, 1998.

During the period ended July 3, 1999, the Company acquired certain intangible assets. As of July 3, 1999, the Company had an aquisition payable of $600,000 (see Note 8).

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4.  ADVERTISING COMMITMENTS

     During the two quarters ended July 3, 1999, the Company entered into certain commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed.

NOTE 5.  NET INCOME (LOSS) PER COMMON SHARE

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

     The pro forma Basic and Diluted EPS for the two quarters ended July 4, 1998 gives effect to the pro forma effects on historical net income adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes.

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                 Quarter Ended July 4, 1998                  Quarter Ended July 3, 1999
                          -----------------------------------------   ---------------------------------------
                             Income                     Per-Share         Income                   Per-Share
                             (Loss)       Shares         Amount           (Loss)       Shares       Amount
                          ----------    ------------   -------------   ------------- ------------ -----------
Historical:
  Basic EPS                $ (218,765)     6,430,568     $  (0.03)     $ 1,466,185    6,280,674    $    0.23
  Effect of stock options                                                                80,216
                          -----------   ------------   ----------     ------------   ----------    ---------
  Diluted EPS              $ (218,765)     6,430,568     $  (0.03)     $ 1,466,185    6,360,890     $   0.23
                          ===========   ============   ==========     ============   ==========    =========

Pro Forma:
  Basic EPS                $ (218,765)     6,430,568     $  (0.03)     $ 1,466,185    6,280,674     $   0.23
  Effect of stock options                                                                80,216
                          -----------   ------------   ----------     ------------   ----------    ---------
  Diluted EPS              $ (218,765)     6,430,568     $  (0.03)     $ 1,466,185    6,360,890     $   0.23
                          ===========   ============   ==========     ============   ==========    =========

                              Two Quarters Ended July 4, 1998             Two Quarters Ended July 3, 1999
                          -----------------------------------------   -----------------------------------------
                             Income                    Per-Share         Income                    Per-Share
                             (Loss)       Shares        Amount           (Loss)       Shares        Amount
                          ------------- ------------ --------------   ------------- ------------ --------------
Historical:
  Basic EPS                $ (429,972)     6,033,580     $  (0.07)     $ 1,763,362    6,331,111     $   0.28
  Effect of stock options                                                                59,106
                          -----------   ------------   ----------     ------------   ----------    ---------
  Diluted EPS              $ (429,972)     6,033,580     $  (0.07)     $ 1,763,362    6,390,217     $   0.28
                          ===========   ============   ==========     ============   ==========    =========

Pro Forma:
  Basic EPS                  $ 245,599     6,033,580     $   0.04      $ 1,763,362    6,331,111     $   0.28
   Effect of stock options                    61,437                                     59,106
                          -----------   ------------   ----------     ------------   ----------    ---------
  Diluted EPS                $ 245,599     6,095,017     $   0.04      $ 1,763,362    6,390,217     $   0.28
                          ===========   ============   ==========     ============   ==========    =========

NOTE 6.  COMMON STOCK TRANSACTIONS

     During the two quarters ended July 3, 1999, the Company repurchased a total of 155,000 shares of its common stock for a total cost of $1,860,005.

     During the two quarters ended July 3, 1999, employees exercised stock options to purchase 17,873 shares of common stock for a total of $77,204.

NOTE 7.  STOCK OPTION GRANTS

     In February 1999, the Company granted nonqualified stock options to purchase 54,700 shares of common stock at $12.5625 per share to employees and Directors of the Company. The options vest over a three year period and expire in ten years.

NOTE 8.  ASSET ACQUISITION

     In May 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. The assets acquired include the web address www.contactlenses.com, various telephone numbers and CLO's customer database which are included in intangible assets and amortized over an estimated life of 5 years.

NOTE 9.  LEGAL MATTERS

     On April 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that on "one or more occasions" the Company sold contact lenses in the state of Kansas without receipt or verification of a prescription. The amended complaint seeks the issuance of an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint.

     For legal proceedings previously reported in fiscal 1999, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in 1996 to $59.9 million in 1998 and from $23.2 million in the first two quarters of 1998 to $46.3 million in the first two quarters of 1999.

         Prior to consummation of its initial public offering ("IPO") in February 1998, the Company operated as an S corporation and, therefore, was not subject to federal or certain state income taxes. In connection with the consummation of the IPO, the Company revoked its S Corporation status and became subject to federal and state income taxes. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S corporation election.

         Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, the first quarter of 1998 represents 13 weeks and 3 days, covering the period January 1, 1998 to April 4, 1998. The other quarters for fiscal year 1998 are each 13 weeks.

         During fiscal 1998, the Company began utilizing a variety of new advertising vehicles, including an extensive television marketing campaign, new print vehicles, Internet and radio spots. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted by the timing of television, radio and Internet advertisements and by the mailing of the Company's printed advertisements within and between quarters. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company's assessment of prevailing market opportunities.

         The sale and delivery of contact lenses are governed by both federal and state laws and regulations. The Company sells to customers in all 50 states, and each sale is subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the Company is unable to obtain a copy of or verify the customer's prescription, the Company's practice is to ship the lenses to the customer based on the information that the customer has provided. The Company retained legal counsel to identify and summarize the applicable laws of each of the states in which the Company generates material sales. The Company compared its operations to the applicable requirements of the laws contained in such summaries. Based on such comparison, the Company estimates that approximately one-third of its 1998 net sales appeared to conform to the requirements of applicable state laws and regulations.

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                Quarter Ended                Two Quarters Ended
                                                         ----------------------------    ----------------------------
                                                           July 4,        July 3,          July 4,        July 3,
                                                             1998           1999             1998           1999
                                                         -------------  -------------    -------------  -------------
Net sales                                                      100.0%         100.0%           100.0%         100.0%
Cost of goods sold                                               62.2           61.2             62.8           61.7
                                                         -------------  -------------    -------------  -------------
Gross profit                                                     37.8           38.8             37.2           38.3
                                                         -------------  -------------    -------------  -------------
Advertising expense                                              30.8           18.3             25.6           21.2
Other selling, general and administrative expenses               11.3           12.6             11.1           12.1
                                                         -------------  -------------    -------------  -------------
Total selling, general and administrative expenses               42.1           30.9             36.7           33.3
                                                         -------------  -------------    -------------  -------------
Income (loss) from operations                                   (4.3)            7.9              0.5            5.0
Other income (expense), net                                       1.6            0.3              1.2            0.3
                                                         -------------  -------------    -------------  -------------
Income (loss) before benefit (provision) for
     income taxes                                               (2.7)            8.2              1.7            5.3
Benefit (provision) for income taxes [pro forma
     for 1998]                                                    1.0          (2.1)            (0.6)          (1.5)
                                                         -------------  -------------    -------------  -------------
Net income (loss) [pro forma for 1998]                         (1.7%)           6.1%             1.1%           3.8%
                                                         =============  =============    =============  =============

         Net sales. Net sales for the quarter ended July 3, 1999 increased 87% to $24.0 million from $12.8 million for the quarter ended July 4, 1998. For the two quarters ended July 3, 1999, net sales increased 100% to $46.3 million from $23.2 million for the two quarters ended July 4, 1998. The Company believes the increases in net sales reflect some of the benefits of the Company's increased television and Internet advertising. Internet sales for the second quarter of 1999 were approximately $4.0 million as compared to $0.1 million for the second quarter of 1998. For the first two quarters of 1999, Internet sales were approximately $6.5 million as compared to approximately $0.1 million for the first two quarters of 1998. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales for the second quarter of 1999 increased 170% to $12.7 million from $4.7 million for the second quarter of 1998. Repeat sales for the first two quarters of 1999 increased 172% to $23.4 million from $8.6 million for the first two quarters of 1998. Although the Company believes that sales will increase substantially in 1999 as compared to 1998, the Company expects the rate of growth in net sales to decrease in future quarters of 1999.

         Gross profit. Gross profit as a percentage of net sales increased to 38.8% for the quarter ended July 3, 1999 from 37.8% for the quarter ended July 4, 1998. For the two quarters ended July 3, 1999, gross profit as a percentage of net sales increased to 38.3% from 37.2% for the two quarters ended July 4, 1998. With the increase in sales, the Company was able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors.

         Advertising Expense. Advertising expense for the quarter ended July 3, 1999 increased $0.4 million, or 11%, from the quarter ended July 4, 1998. As a percentage of net sales, advertising expense decreased to 18.3% for the second quarter of 1999 from 30.8% for the second quarter of 1998. For the two quarters ended July 3, 1999, advertising expense increased $3.9 million, or 65%, from the two quarters ended July 4, 1998. Advertising expense as a percentage of net sales decreased to 21.2% for the first two quarters of 1999 as compared to 25.6% for the first two quarters of 1998. The Company expects that advertising spending as well as advertising as a percentage of net sales in fiscal year 1999 will be slightly less than in fiscal year 1998. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         During fiscal 1998, the Company began utilizing a variety of new advertising vehicles, including an extensive television marketing campaign, new print vehicles, Internet and radio spots. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened. Accordingly, the Company amortized the balance at the beginning of the fourth quarter of 1998 over five months.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended July 3, 1999 increased $1.6 million, or 109%, from the quarter ended July 4, 1998. As a percentage of net sales, other selling, general and administrative expenses increased to 12.6% for the second quarter of 1999 from 11.3% for the second quarter of 1998. For the two quarters ended July 3, 1999, other selling, general and administrative expenses increased $3.0 million, or 118%, from the two quarters ended July 4, 1998. Other selling, general and administrative expenses as a percentage of net sales increased to 12.1% for the first two quarters of 1999 as compared to 11.1% for the first two quarters of 1998. The increases in expense and as a percentage of net sales are due to the increase in general and administrative expenditures considered necessary to support the growth in net sales.

         Other income (expense), net. Other income (expense) decreased to approximately $86,000 for the quarter ended July 3, 1999 from approximately $200,000 for the quarter ended July 4, 1998. For the two quarters ended July 3, 1999, other income (expense) decreased to approximately $171,000 from approximately $280,000 for the two quarters ended July 4, 1998. These decreases are the result of decreases in interest income due to lower cash balances. For the two quarters ended July 3, 1999, the decrease in interest income was offset by the decrease in interest expense as the majority of debt was paid off during the first quarter of 1998 with proceeds from the IPO.

         Income taxes. The pro forma provision for income taxes for the two quarters ended July 4, 1998 has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the entire period. The Company's effective tax rate for the quarter and two quarters ended July 3, 1999 was approximately 25.8% and 28.2%, respectively, which reflects changes in the valuation allowance as a result of utilizing some tax operating loss carryforwards. As of July 3, 1999, the Company has provided a valuation allowance on all deferred tax assets. The Company's future effective tax rate will depend upon future taxable income and changes in the valuation allowance associated with the deferred tax assets.

Liquidity and Capital Resources

         The Company has historically funded its growth through a combination of funds generated from operations and borrowings. During February 1998, the Company issued 2,213,750 shares of common stock in connection with its IPO, which included 288,750 shares pursuant to the underwriters' over-allotment option. The proceeds received from the IPO, net of underwriting commissions and offering costs, totaled approximately $24.9 million. The Company used these funds to enhance growth through increased advertising expenditures and to increase inventory levels in anticipation of future sales. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

         For the two quarters ended July 3, 1999 and July 4, 1998, net cash provided by (used in) operating activities was approximately $5.7 million and $(6.4) million, respectively. In the 1999 period, cash was provided primarily by net income and increases in accounts payable and accrued liabilities offset by an increase in inventories. In the 1998 period, cash was used primarily to fund the Company's growth as the Company significantly increased inventory levels and advertising spending.

         The Company used approximately $1.3 million and $1.2 million for investing activities in the two quarters ended July 3, 1999 and July 4, 1998, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the 1999 period were approximately $0.7 million. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. In addition, on May 4, 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $0.6 million was paid on the closing date. The assets acquired include the web address, www.contactlenses.com, various telephone numbers and CLO's customer database. Capital expenditures for the 1998 period were approximately $1.2 million. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         As of July 3, 1999, the Company had entered in commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50% of the total amount committed.

         During the first two quarters of 1999, the Company used approximately $1.8 million for financing activities. The Company repurchased a total of 155,000 shares of its common stock for a total cost of $1,860,005. This was offset slightly by proceeds from the exercise of common stock options. During the first two quarters of 1998, approximately $19.6 million was provided by financing activities, resulting from net proceeds received from the Company's IPO, offset by repayments of debt, distributions to stockholders and the repurchase of stock.

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through July 3, 1999, the Company has repurchased 170,000 shares for a total cost of $1,941,380. The repurchases were funded using cash on hand. On August 13, 1999, the Company reinstated the share repurchase program, which had been suspended as of July 26, 1999.

         In August 1997, the Company established a revolving credit facility to provide for working capital requirements and other corporate purposes. The Company amended the credit facility in January 1998 and October 1998. As a result, the credit facility provides for borrowings equal to the lesser of $5.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 1.5 percent (9.5 percent as of July 3, 1999). As of July 3, 1999, the Company had no outstanding borrowings under the credit facility. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this financing. The credit facility was to expire at the end of July 1999 but has been extended until September 15, 1999. The Company is in the process of replacing the facility.

         On June 9, 1999, the Company filed a registration statement with the Securities and Exchange Commission to offer 2.04 million shares of common stock to the public through an underwritten offering. On August 13, 1999, the Company cancelled this proposed offering due to market conditions. The Company had intended to use the proceeds from the proposed offering to help fund a 100% increase in advertising spending in fiscal 2000. As a result of the cancellation, the Company plans to increase advertising spending by approximately 25% in fiscal 2000 from its anticipated spending of approximately $20 million in fiscal 1999. In addition, the Company expects to record a one-time expense of approximately $500,000 in the third quarter of fiscal 1999 for costs related to the cancelled offering.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Based on its current operations, the Company believes it is not subject to significant market risk. As of July 3, 1999, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $49,001. In addition, all of the Company's transactions are in U.S. dollars.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See notes to condensed financial statements.


Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held on May 21, 1999. The stockholders approved the following matters:

         . The election as directors of Scott S. Tanner and John F. Nichols to serve until the annual meeting of stockholders in 2002 and until their respective successors are duly elected and qualified.

                  Votes cast for the above matter:  5,893,219 withheld:  705

             The other directors of the Company include the following persons:
             (i) E. Dean Butler and Stephen A. Yacktman, who are to serve until the annual meeting of stockholders in 2000 and (ii) Jonathan C. Coon, who is to serve until the annual meeting of stockholders in 2001.

         . The appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for the Company's 1999 fiscal year.

                  Votes cast for the above matter:  5,893,589   against:  10   abstaining:  325

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

Item 6.    Exhibits and Reports on Form 8-K

           (A)  Exhibit Index

                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------

                  27               Financial Data Schedule.

           (B) No reports on Form 8-K were filed by the Registrant during the quarter ended July 3, 1999.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1-800 CONTACTS, INC.


Dated: August 16, 1999             By: /s/ Jonathan C. Con
                                       ---------------------------------------
                                   Name:   Jonathan C. Coon
                                   Title:  President & Chief Executive Officer


                                   By: /s/ Scott S. Tanner
                                       ---------------------------------------
                                   Name:   Scott S. Tanner
                                   Title:  Chief Financial Officer