Form 10-Q
period 1999-10-02
1 800 CONTACTS INC
filed 1999-11-16
CIK 1050122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 2, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________.

        Commission file number:  0-23633

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                 87-0571643
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



 66 E. Wadsworth Park Drive, 3rd Floor
               Draper, UT                                  84020
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (801) 924-9800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X]  Yes     [_]  No

     As of November 4, 1999, the Registrant has 6,262,943 shares of Common Stock, par value $0.01 per share outstanding.

                             1-800 CONTACTS, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Balance Sheets as of January 2, 1999
           and October 2, 1999 (unaudited).............................    3
         Condensed Statements of Operations for the Quarter and
           Three Quarters Ended October 3, 1998 (unaudited) and
           October 2, 1999 (unaudited).................................    4
         Condensed Statement of Stockholders' Equity for the
           Three Quarters Ended October 2, 1999 (unaudited)............    5
         Condensed Statements of Cash Flows for the Three Quarters
           Ended October 3, 1998 (unaudited) and October 2, 1999
           (unaudited).................................................    6
         Notes to Condensed Financial Statements.......................    8
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....    16

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.............................................    16
Item 2.  Changes in Securities and Use of Proceeds.....................    16
Item 3.  Defaults upon Senior Securities...............................    16
Item 4.  Submission of Matters to a Vote of Security Holders...........    16
Item 5.  Other Information.............................................    16
Item 6.  Exhibits and Reports on Form 8-K..............................    16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              1-800 CONTACTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        January 2,             October 2,
                                                                           1999                   1999
                                                                       -----------            -----------
                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $ 3,762,220            $ 4,588,272
  Inventories                                                           10,752,324             15,799,308
  Other current assets                                                     483,139                348,734
                                                                       -----------            -----------
     Total current assets                                               14,997,683             20,736,314

DEFERRED ADVERTISING COSTS                                                 175,631                      -
PROPERTY AND EQUIPMENT, net                                              2,048,850              2,370,216
DEFERRED INCOME TAXES                                                      642,679                      -
INTANGIBLE ASSETS, net                                                      72,819              1,179,425
OTHER ASSETS                                                                78,474                 71,718
                                                                       -----------            -----------
     Total assets                                                      $18,016,136            $24,357,673
                                                                       ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligation                          $    36,712            $    39,707
  Acquisition payable                                                            -                600,000
  Accounts payable                                                       2,056,451              5,616,994
  Accrued liabilities                                                      890,443              2,414,639
  Unearned revenue                                                         169,540                338,845
                                                                       -----------            -----------
     Total current liabilities                                           3,153,146              9,010,185
                                                                       -----------            -----------
CAPITAL LEASE OBLIGATION, less current portion                              30,165                      -
                                                                       -----------            -----------
STOCKHOLDERS' EQUITY:
  Common stock                                                              64,306                 64,306
  Additional paid-in capital                                            23,017,266             23,023,564
  Accumulated deficit                                                   (8,189,072)            (5,483,214)
  Treasury stock                                                           (59,675)            (2,257,168)
                                                                       -----------            -----------
     Total stockholders' equity                                         14,832,825             15,347,488
                                                                       -----------            -----------
     Total liabilities and stockholders' equity                        $18,016,136            $24,357,673
                                                                       ===========            ===========

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Quarter Ended                         Three Quarters Ended
                                       -------------------------------          -------------------------------
                                        October 3,          October 2,           October 3,          October 2,
                                          1998                1999                 1998                1999
                                       -----------         -----------          -----------         -----------
NET SALES                              $18,418,946         $26,889,818          $41,648,688         $73,154,131
COST OF GOODS SOLD                      11,490,306          15,953,417           26,078,404          44,517,247
                                       -----------          ----------          -----------         -----------
  Gross profit                           6,928,640          10,936,401           15,570,284          28,636,884
                                       -----------          ----------          -----------         -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
  Advertising expense                    8,516,652           6,493,585           14,464,503          16,292,915
  Other selling, general and
    administrative expenses              2,487,563           3,119,890            5,066,370           8,735,881
                                       -----------          ----------          -----------         -----------
    Total selling, general and
      administrative expenses           11,004,215           9,613,475           19,530,873          25,028,796
                                       -----------          ----------          -----------         -----------
INCOME (LOSS) FROM OPERATIONS           (4,075,575)          1,322,926           (3,960,589)          3,608,088
                                       -----------          ----------          -----------         -----------
OTHER INCOME (EXPENSE):
  Interest expense                          (2,051)            (26,664)             (77,891)            (29,908)
  Interest income                          139,167              73,188              487,291             247,311
  Cancelled offering costs                       -            (293,059)                   -            (293,059)
  Other, net                                     -                (841)               8,202                (841)
                                       -----------          ----------          -----------         -----------
    Total other, net                       137,116            (247,376)             417,602             (76,497)
                                       -----------          ----------          -----------         -----------
INCOME (LOSS) BEFORE BENEFIT
  (PROVISION) FOR INCOME TAXES          (3,938,459)          1,075,550           (3,542,987)          3,531,591

BENEFIT (PROVISION)
  FOR INCOME TAXES
  (INCLUDING PRO FORMA FOR 1998)         1,468,123             (50,000)             642,679            (742,679)
                                       -----------          ----------          -----------         -----------
NET INCOME (LOSS)                      $(2,470,336)         $1,025,550          $(2,900,308)        $ 2,788,912
                                       ===========          ==========          ===========         ===========
PER SHARE INFORMATION:
  Basic and diluted net income
    (loss) per common share            $     (0.38)         $     0.16          $     (0.47)        $      0.44
                                       ===========          ==========          ===========         ===========

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Quarters Ended October 2, 1999
                                   (Unaudited)

                                           Common Stock       Additional                         Treasury Stock
                                       --------------------     Paid-in     Accumulated    -------------------------
                                         Shares     Amount      Capital       Deficit        Shares         Amount       Total
                                       ---------   --------   -----------   -----------    ----------    -----------  -----------
BALANCE, January 2, 1999               6,430,568   $ 64,306   $23,017,266   $(8,189,072)      (11,000)   $   (59,675) $14,832,825
  Purchase of treasury shares                  -          -             -             -      (180,000)    (2,405,911)  (2,405,911)
  Exercise of common stock options             -          -         6,298       (83,054)       23,331        208,418      131,662
  Net income                                   -          -             -     2,788,912             -              -    2,788,912
                                       ---------   --------   -----------   -----------      --------    -----------  -----------
BALANCE, October 2, 1999               6,430,568   $ 64,306   $23,023,564   $(5,483,214)     (167,669)   $(2,257,168) $15,347,488
                                       =========   ========   ===========   ===========      ========    ===========  ===========

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                                               Three Quarters Ended
                                                                                       ----------------------------------
                                                                                         October 3,           October 2,
                                                                                            1998                 1999
                                                                                       -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $ (2,900,308)         $ 2,788,912
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                      313,137              679,428
         Loss on retirement of property and equipment                                         1,798                  941
         Deferred income taxes                                                             (642,679)             642,679
         Changes in operating assets and liabilities:
            Inventories                                                                  (7,610,076)          (5,046,984)
            Other current assets                                                           (496,282)             134,405
            Deferred advertising costs                                                   (4,296,054)             175,631
            Accounts payable                                                              4,042,749            3,560,543
            Accrued liabilities                                                           1,114,894            1,524,196
            Unearned revenue                                                                494,912              169,305
                                                                                       -------------         ------------
                Net cash (used in) provided by operating activities                      (9,977,909)           4,629,056
                                                                                       -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                                     (27,544)                   -
     Purchase of property and equipment                                                  (1,779,806)            (869,953)
     Proceeds from sale of property and equipment                                            22,900                    -
     Purchase of intangible assets                                                           (5,000)            (638,388)
     Deposits                                                                               (14,363)               6,756
                                                                                       -------------         ------------
                Net cash used in investing activities                                    (1,803,813)          (1,501,585)
                                                                                       -------------         ------------

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              1-800 CONTACTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                                              Three Quarters Ended
                                                                                       ---------------------------------
                                                                                        October 3,            October 2,
                                                                                           1998                  1999
                                                                                       ------------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions               $ 25,734,844                  $ -
     Common stock offering costs                                                           (563,733)                   -
     Common stock repurchases                                                            (1,900,000)          (2,405,911)
     Proceeds from exercise of common stock options                                               -              131,662
     Net repayments on line of credit                                                    (1,055,640)                   -
     Principal payments on notes payable to stockholders                                 (1,613,788)                   -
     Principal payments on notes payable for distributions to stockholders, net            (982,995)                   -
     Principal payments on capital lease obligation                                         (15,930)             (27,170)
                                                                                       ------------           ----------
                Net cash provided by (used in) financing activities                      19,602,758           (2,301,419)
                                                                                       ------------           ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 7,821,036              826,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  -            3,762,220
                                                                                       ------------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  7,821,036          $ 4,588,272
                                                                                       ============          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                               $ 203,903             $ 31,384

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the period ended October 3, 1998, the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995, issued by the Company. The promissory notes were paid in full during the period ended October 3, 1998.

During the period ended October 2, 1999, the Company acquired certain intangible assets. As of October 2, 1999, the Company had an acquisition payable of $600,000 (see Note 8).

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

     The benefit for income taxes for the three quarters ended October 3, 1998 is presented on a pro forma basis as if the Company had been a C Corporation for the entire period.

NOTE 4.  ADVERTISING COMMITMENTS

     During the three quarters ended October 2, 1999, the Company entered into certain commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed. As of October 2, 1999, the Company has cancelled approximately $4 million of the amount committed.

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

     The Basic and Diluted EPS for the three quarters ended October 3, 1998 give effect to the pro forma effects on historical net income (loss) adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes (see Note 3).

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                     Quarter Ended October 3, 1998         Quarter Ended October 2, 1999
                                -------------------------------------   ------------------------------------
                                   Income                   Per-Share      Income                  Per-Share
                                   (Loss)         Shares      Amount       (Loss)        Shares      Amount
                                ------------    ---------   ---------   -----------    ---------   ---------
Basic EPS                       $ (2,470,336)   6,430,568   $   (0.38)  $ 1,025,550    6,273,551   $    0.16
Effect of stock options                                                                   84,887
                                ------------    ---------   ---------   -----------    ---------   ---------
Diluted EPS                     $ (2,470,336)   6,430,568   $   (0.38)  $ 1,025,550    6,358,438   $    0.16
                                ============    =========   =========   ===========    =========   =========
                                 Three Quarters Ended October 3, 1998   Three Quarters Ended October 2, 1999
                                -------------------------------------   ------------------------------------
                                   Income                   Per-Share   Income                     Per-Share
                                   (Loss)         Shares      Amount    (Loss)           Shares    Amount
                                ------------    ---------   ---------   -----------    ---------   ---------
Basic EPS                       $ (2,900,308)   6,164,471   $   (0.47)  $ 2,788,912    6,311,924   $    0.44
Effect of stock options                                                                   67,699
                                ------------    ---------   ---------   -----------    ---------   ---------
Diluted EPS                     $ (2,900,308)   6,164,471   $   (0.47)  $ 2,788,912    6,379,623   $    0.44
                                ============    =========   =========   ===========    =========   =========

NOTE 6.  COMMON STOCK TRANSACTIONS

     During the three quarters ended October 2, 1999, the Company repurchased a total of 180,000 shares of its common stock for a total cost of $2,405,911.

     During the three quarters ended October 2, 1999, employees exercised stock options to purchase 23,331 shares of common stock for a total of $131,662.

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

     On March 31, 1999, plaintiffs filed a motion to strike the Company's affirmative defenses (1) that plaintiffs' claims are barred by the unclean hands of plaintiffs' and those they represent, (2) that plaintiffs claims are barred by the doctrine of primary jurisdiction because they are the responsibility of the California Medical Board, and (3)that plaintiffs' claims for monetary relief on behalf of non-parties absent a class action violate due process rights of the Company and/or the non-parties plaintiffs purport to represent. The Court denied plaintiffs' motion with respect to each of these affirmative defenses in Orders dated June 1, 1999 and July 13, 1999.

     In or about mid August 1999 the parties agreed to remand the case to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on behalf of themselves or other optometrists. The Court remanded the case to Los Angeles County Superior Court on or about August 23, 1999.

     On April 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that on "one or more occasions" the Company sold contact lenses in the state of Kansas without receipt or verification of a prescription. The amended complaint seeks the issuance of an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint. In addition, the Company will be filing a motion seeking summary judgment in its favor.

     On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. Specifically, the complaint alleges that the Company (1) failed to state explicitly in its advertisements that an optometrist's written prescription is required to purchase contact lenses, and (2) dispensed contact lenses without such a prescription. Just prior to becoming aware of the complaint, the Company had discussed and resolved these very issues with the Texas Department of Health, the regulatory authority in Texas for sellers of contact lens like the Company. The Company plans to vigorously defend this action should the Optometry Board still choose to pursue it.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Operations in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in 1996 to $59.9 million in 1998 and from $41.6 million in the first three quarters of 1998 to $73.2 million in the first three quarters of 1999.

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

     During fiscal 1998, the Company began utilizing a variety of new advertising vehicles, including an extensive television marketing campaign, new print vehicles, Internet and radio spots. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of the Company's printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company's assessment of prevailing market opportunities.

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

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                              Quarter Ended                Three Quarters Ended
                                                        --------------------------      --------------------------
                                                        October 3,      October 2,      October 3,      October 2,
                                                          1998            1999            1998            1999
                                                        ----------      ----------      ----------      ----------
Net sales                                                 100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                         62.4            59.3            62.6            60.9
                                                        ----------      ----------      ----------      ----------
Gross profit                                               37.6            40.7            37.4            39.1
                                                        ----------      ----------      ----------      ----------
Advertising expense                                        46.2            24.2            34.7            22.3
Other selling, general and administrative expenses         13.5            11.6            12.2            11.9
                                                        ----------      ----------      ----------      ----------
Total selling, general and administrative expenses         59.7            35.8            46.9            34.2
                                                        ----------      ----------      ----------      ----------
Income (loss) from operations                             (22.1)            4.9            (9.5)            4.9
Other income (expense), net                                 0.7            (0.9)            1.0            (0.1)
                                                        ----------      ----------      ----------      ----------
Income (loss) before benefit (provision) for
  income taxes                                            (21.4)            4.0            (8.5)            4.8
Benefit (provision) for income taxes [pro forma
  for 1998]                                                 8.0            (0.2)            1.5            (1.0)
                                                        ----------      ----------      ----------      ----------
Net income (loss) [pro forma for 1998]                    (13.4%)           3.8%           (7.0%)           3.8%
                                                        ==========      ==========      ==========      ==========

     Net sales. Net sales for the quarter ended October 2, 1999 increased 46% to $26.9 million from $18.4 million for the quarter ended October 3, 1998. For the three quarters ended October 2, 1999, net sales increased 76% to $73.2 million from $41.6 million for the three quarters ended October 3, 1998. The Company believes the increases in net sales reflect some of the benefits of the Company's increased television and Internet advertising. Internet sales for the third quarter of 1999 were approximately $5.8 million, representing approximately 21% of the net sales for the quarter, as compared to approximately $0.9 million for the third quarter of 1998. For the first three quarters of 1999, Internet sales were approximately $12.4 million or 16.9% of net sales as compared to approximately $1.1 million or 2.6% of net sales for the first three quarters of 1998. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales for the third quarter of 1999 increased 148% to $15.1 million or approximately 56% of net sales from $6.1 million or approximately 33% of net sales for the third quarter of 1998. Repeat sales for the first three quarters of 1999 increased 162% to $38.5 million from $14.7 million for the first three quarters of 1998. Although the Company believes that sales in the fourth quarter will increase substantially in 1999 as compared to 1998, the Company expects the rate of growth in net sales to decrease as compared to prior quarters.

     Gross profit. Gross profit as a percentage of net sales increased to 40.7% for the quarter ended October 2, 1999 from 37.6% for the quarter ended October 3, 1998. For the three quarters ended October 2, 1999, gross profit as a percentage of net sales increased to 39.1% from 37.4% for the three quarters ended October 3, 1998. With the increase in sales, the Company was able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors.

     Advertising Expense. Advertising expense for the quarter ended October 2, 1999 decreased $2.0 million, or 24%, from the quarter ended October 3, 1998. As a percentage of net sales, advertising expense decreased to 24.2% for the third quarter of 1999 from 46.2% for the third quarter of 1998. For the three quarters ended October 2, 1999, advertising expense increased $1.8 million, or 13%, from the three quarters ended October 3, 1998. Advertising expense as a percentage of net sales decreased to 22.3% for the first three quarters of 1999 as compared to 34.7% for the first three quarters of 1998. The Company expects that advertising spending as well as advertising as a percentage of net sales in fiscal year 1999 will be less than in fiscal year 1998. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

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

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended October 2, 1999 increased $0.6 million, or 25%, from the quarter ended October 3, 1998. As a percentage of net sales, other selling, general and administrative expenses decreased to 11.6% for the third quarter of 1999 from 13.5% for the third quarter of 1998. For the three quarters ended October 2, 1999, other selling, general and administrative expenses increased $3.7 million, or 72%, from the three quarters ended October 3, 1998. Other selling, general and administrative expenses as a percentage of net sales decreased slightly to 11.9% for the first three quarters of 1999 as compared to 12.2% for the first three quarters of 1998. With the increased sales, the Company was able to better leverage its other selling, general and administrative expenses.

     Other income (expense), net. Other income (expense) decreased to approximately ($247,000) for the quarter ended October 2, 1999 from approximately $137,000 for the quarter ended October 3, 1998. For the three quarters ended October 2, 1999, other income (expense) decreased to approximately ($76,000) from approximately $418,000 for the three quarters ended October 3, 1998. During the quarter ended October 2, 1999, the Company expensed approximately $293,000 in costs related to the Company's cancelled common stock offering. In addition, interest income decreased due to lower cash balances. For the three quarters ended October 2, 1999, the decrease in interest income was offset by the decrease in interest expense as the majority of debt was paid off during the first quarter of 1998 with proceeds from the IPO.

     Income taxes. The pro forma provision for income taxes for the three quarters ended October 3, 1998 has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the entire period. The Company's effective tax rate for the quarter and three quarters ended October 2, 1999 was approximately 4.6% and 21.0%, respectively, which reflects changes in the valuation allowance as a result of utilizing some tax operating loss carryforwards. As of October 2, 1999, the Company has provided a valuation allowance on all deferred tax assets. The Company's future effective tax rate will depend upon future taxable income and changes in the valuation allowance associated with the deferred tax assets.

Liquidity and Capital Resources

     The Company historically funded its growth through a combination of funds generated from operations and borrowings. During February 1998, the Company issued 2,213,750 shares of common stock in connection with its IPO, which included 288,750 shares pursuant to the underwriters' over-allotment option.
The proceeds received from the IPO, net of underwriting commissions and offering costs, totaled approximately $24.9 million. The Company used these funds to enhance growth through increased advertising expenditures and to increase inventory levels in anticipation of future sales. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

     For the three quarters ended October 2, 1999 and October 3, 1998, net cash provided by (used in) operating activities was approximately $4.6 million and ($10.0) million, respectively. In the 1999 period, cash was provided primarily by net income and increases in accounts payable and accrued liabilities offset by an increase in inventories. In the 1998 period, cash was used primarily to fund the Company's growth as the Company significantly increased inventory levels and advertising spending.

     The Company used approximately $1.5 million and $1.8 million for investing activities in the three quarters ended October 2, 1999 and October 3, 1998, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the 1999 period were approximately $0.9 million. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. In addition, on May 4, 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $0.6 million was paid on the closing date. The assets acquired include the web address, www.contactlenses.com, various telephone numbers and CLO's customer database. Capital expenditures for the 1998 period were approximately $1.8 million. The Company completed the move into its new call center during July 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced it management information systems. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

     As of October 2, 1999, the Company had entered into commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50% of the total amount committed. As of October 2, 1999, the Company has cancelled approximately $4 million of the amount committed.

     During the first three quarters of 1999, the Company used approximately $2.3 million for financing activities. The Company repurchased a total of 180,000 shares of its common stock for a total cost of $2,405,911. This was offset slightly by proceeds from the exercise of common stock options. During the first three quarters of 1998, approximately $19.6 million was provided by financing activities, resulting from net proceeds received from the Company's IPO, offset by repayments of debt, distributions to stockholders and the repurchase of stock.

     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. On August 13, 1999, the Company reinstated the share repurchase program, which had been suspended as of July 26, 1999. Through October 2, 1999, the Company has repurchased 195,000 shares for a total cost of $2,487,286. The repurchases were funded using cash on hand.

     In August 1997, the Company established a revolving credit facility, which was most recently amended in September 1999, to provide for working capital requirements and other corporate purposes. The credit facility, as amended, provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (8.75 percent as of October 2, 1999). As of October 2, 1999, the Company had no outstanding borrowings under the credit facility. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2001.

     On June 9, 1999, the Company filed a registration statement with the Securities and Exchange Commission to offer 2.04 million shares of common stock to the public through an underwritten offering. On August 13, 1999, the Company cancelled this proposed offering due to market conditions. The Company had intended to use the proceeds from the proposed offering to help fund a 100% increase in advertising spending in fiscal 2000. As a result of the cancellation, the Company plans to increase advertising spending by approximately 25% in fiscal 2000 from its anticipated fiscal 1999 spending. In addition, the Company recorded a one-time expense of approximately $293,000 in the third quarter of fiscal 1999 for costs related to the cancelled offering.

     The Company believes that its cash on hand, together with cash generated from operations and the cash available through the credit facility, will be sufficient to support current operations and future growth through fiscal 2000. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

Year 2000 Issue

     The Company does not expect Year 2000 compliance to be a significant issue for internal systems since the Company has replaced or upgraded the majority of its critical technology systems within the last two years. However, the Company is performing in-depth analysis and testing so that the Company will be able to take any necessary steps to become Year 2000 compliant. As of the date of this filing, the Company's Year 2000 compliance assessment is as follows:

     * All of the Company's database and web site servers have been tested and determined to be Year 2000 compliant.

     * All of the Company's workstation computers have been tested and determined to be Year 2000 compliant.

     * The Company's telecommunications equipment has been certified by vendors as Year 2000 compliant per the specifications of the manufacturer.

     * The Company's accounting software system is Year 2000 compliant as certified by the developer.

     * The Company's proprietary software and web site software assessment is scheduled to be completed by the end of November 1999. Preliminary testing has not shown any conditions of non-compliance.

     * The Company has obtained correspondence from the majority of inventory suppliers stating Year 2000 compliance or planned compliance by the end of the year.

     * The Company has also obtained correspondence from its significant service providers, including those providing telecommunications, utilities and credit card processing as well as our primary provider of expedited shipping services, stating Year 2000 compliance or planned compliance by the end of the year.

     The Company has not yet incurred any material costs related to Year 2000 compliance and does not anticipate any material costs in the future, although the Company cannot assure that any future costs will not be material.

     The Company's contingency plans include a backup electrical system and an offsite backup web site server. The Company has manual processes for order taking and fulfillment, which can be used in the event of system disruption.

     If the Company's Year 2000 assessment fails to identify any material non-compliant systems or if the systems of critical third parties are not compliant, the Year 2000 issue could have a material impact on the operations of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Based on its current operations, the Company believes it is not subject to significant market risk. As of October 2, 1999, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $39,707. In addition, all of the Company's transactions are in U.S. dollars.


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

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Exhibit Index

          Exhibit No.           Description of Exhibit
          -----------           ----------------------
          27                    Financial Data Schedule.

     (B) No reports on Form 8-K were filed by the Registrant during the quarter ended October 2, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      1-800 CONTACTS, INC.


Dated: November __, 1999              By: ______________________________________
                                      Name:  Jonathan C. Coon
                                      Title: President & Chief Executive Officer


                                      By: ______________________________________
                                      Name:  Scott S. Tanner
                                      Title: Chief Financial Officer