Form 10-K
period 2000-01-01
1 800 CONTACTS INC
filed 2000-03-31
CIK 1050122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended January 1, 2000 or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                   Commission file number:       0-23633
                                              --------------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                      87-0571643
----------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                  No.)


66 E. Wadsworth Park Drive 3rd Floor, Draper, UT            84020
------------------------------------------------         ------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (801) 924-9800

  Securities registered pursuant to Section 12(b) of the Act: Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                   ----------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X]  Yes          [_]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 20, 2000 at a closing sale price of $29.125 as reported by the Nasdaq National Market ("Nasdaq") was approximately $96 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 2000, the Registrant had 6,119,310 shares of Common Stock, par value $0.01 per share, outstanding.


                     Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on May 19, 2000 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

                             1-800 CONTACTS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                   Page No.
                                                                                                   --------
 PART I
 Item 1.       Business.....................................................................           3
 Item 2.       Properties...................................................................          12
 Item 3.       Legal Proceedings............................................................          13
 Item 4.       Submission of Matters to a Vote of Security Holders..........................          13
 Item 4A.      Executive Officers of the Registrant.........................................          14

 PART II
 Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters....          15
 Item 6.       Selected Financial Data......................................................          17
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................          18
 Item 7A.      Quantitative and Qualitative Disclosure About Market Risk....................          24
 Item 8.       Financial Statements and Supplementary Data..................................          24
 Item 9.       Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure...................................................          24

 PART III
 Item 10.      Directors and Executive Officers of the Registrant...........................          24
 Item 11.      Executive Compensation.......................................................          24
 Item 12.      Security Ownership of Certain Beneficial Owners and Management...............          25
 Item 13.      Certain Relationships and Related Transactions...............................          25

 PART IV
 Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............          25

                                    PART I

Item 1.   Business.

Overview

     1-800 CONTACTS, INC. (the "Company") was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company is the successor to the business founded by the Company's Vice President of Sales in March 1991. The Company's principal executive office is located at 66 E. Wadsworth Park Drive 3/rd/ Floor, Draper, Utah 84020, and its telephone number is (801) 924-9800. The Company maintains a website on the Internet at www.1800contacts.com.

     The Company is a leading direct marketer of replacement contact lenses. As of January 1, 2000, the Company had shipped more than two million orders to approximately 1.2 million customers since inception. Through its easy-to-remember, toll-free telephone number, "1-800 CONTACTS" (1-800-266-8228), and increasingly through its Internet addresses, which include "www.1800contacts.com," "www.contacts.com" and "www.contactlenses.com," the Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson, CIBA Vision, Bausch & Lomb, Wesley Jessen, Ocular Sciences and CooperVision. The Company's high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer its products at competitive prices while delivering a high level of customer service. As a result of its extensive inventory of more than 20,000 SKUs, the Company generally ships approximately 90% of its orders within one business day of receipt. The Company believes that it offers its customers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. The Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $98.5 million in fiscal 1999.

     The Internet is the Company's fastest-growing sales channel and a more cost-effective way for the Company to serve its customers. The Company's Internet sales for fiscal 1999 were $18.7 million compared to $2.3 million in the previous fiscal year. During the fourth quarter of fiscal 1999, Internet orders represented approximately 36% of the Company's new orders. Its online presence enables the Company to operate more efficiently by substantially eliminating the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence. The Company believes that its customers will increasingly use the Internet to order and reorder replacement contact lenses.

     The Company markets its products through an aggressive national advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. The Company's marketing campaign now more prominently features its website, contacts.com. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer awareness and repeat business. The Company spent approximately $20.1 million on advertising in fiscal 1999. The Company's experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

Industry Overview

     Industry analysts estimate that over 50% of the United States' population need some form of corrective eyewear. Contact lenses have become a convenient, cost-effective alternative to eyeglasses, and the number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing. The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are replaced on a daily, weekly, or bi-weekly basis.

     Traditionally, contact lenses were almost exclusively sold to consumers by either ophthalmologists or optometrists (referred to herein collectively as "eye care practitioners"). Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and subsequently provide all replacement lenses, regardless of whether the patient was given or required another eye examination. Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner. Over the last decade, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

     The Company believes that increased consumer awareness of the benefits of the direct marketing of contact lenses will lead to further growth of this method of buying and selling contact lenses. Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing. In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel. The direct marketing industry continues to grow as many retail customers have migrated towards the convenience and service offered by home shopping, and the Company expects the direct marketing segment of the contact lens industry to grow in tandem with the growth in the direct marketing industry as a whole.

     The Company believes that the enormous growth and acceptance of the Internet presents significant opportunities for direct marketers of contact lenses such as the Company. The factors driving this growth include the increasing number and decreasing cost of personal computers in homes and offices, technological innovations providing easier, faster and cheaper access to the Internet, the proliferation of content and services being provided on the Internet and the increasing use of the Internet by business and consumers as a medium for conducting business.

     The Internet possesses a number of unique and commercially powerful characteristics that differentiate it from traditional media: users communicate or access information without geographic limitations; users access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously. The Internet has created a dynamic and particularly attractive medium for commerce, empowering customers to gather more comparative purchasing data than is feasible with traditional commerce systems, to shop in a more convenient manner and to interact with sellers in many new ways. The Company believes that the Internet provides a convenient and efficient medium for the sale of replacement contact lenses.

     Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby impeding patients from purchasing lenses from a direct marketer. In addition, substantially all of the major manufacturers of contact lenses have historically refused to sell contact lenses directly to direct marketing companies and have sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses may be reduced or eliminated in the future. The Federal Trade Commission (the "FTC") has from time to time solicited comments regarding whether eye care practitioners should be required to release contact lens prescriptions to their patients. In addition, the Attorneys General for more than 30 states have joined in a lawsuit against the major contact lens manufacturers and certain eye care practitioners and their trade associations alleging that the manufacturers' policy not to sell to direct marketers was adopted in conspiracy with eye care practitioners to eliminate alternative channels of trade from the contact lens market. See "Purchasing and Principal Suppliers" and "Government Regulation."

Product Offerings

     Contact lenses can be divided into two categories: soft lenses and hard lenses (primarily rigid gas permeable). There are three principal wearing regimes for soft contact lenses: conventional, disposable and planned replacement. Conventional lenses are designed to be worn indefinitely but are typically replaced after 12 to 24 months. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more regular basis was important to comfort, convenience, maintaining healthy eyes and patient compliance. Disposable lenses are changed as often as daily and up to every two weeks, depending on the product. Planned replacement lenses are designed to be changed as often as every two weeks and up to every three months and currently represent a small portion of the overall soft lens market.

     The Company is a direct marketer of replacement contact lenses and does not manufacture contact lenses or provide eye examinations or related services to its customers. The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBA Vision, Bausch & Lomb, Wesley Jessen, Ocular Sciences and CooperVision. The Company stocks a large inventory of lenses from which it can ship approximately 90% of its orders within one business day of receipt. The Company believes that its ability to maintain a large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in the direct marketing of contact lenses.

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

Customers and Marketing

     The Company's customers are located principally throughout the United States. The percentage of the Company's customers that are located in each state is approximately equal to the percentage of the United States' population which resides in such state, with the largest concentration of the Company's customers residing in California. The Company strives to deliver a high level of customer service in an effort to maintain and expand its loyal customer base. The Company utilizes a focused, closely managed and monitored marketing strategy that is designed to enhance the awareness and value of its brand. The Company continually researches and analyzes new ways in which to advertise its products. After identifying an attractive potential new advertisement or advertising medium, the Company commits to such advertising for an initial test period. The response generated by such advertising is monitored and analyzed by the Company and a decision to commit significant resources to a particular advertisement or advertising medium is made only if the Company is satisfied with the response rates it has generated. After the initial testing period, the Company continues to closely monitor its advertising in order to identify and react to trends in consumer response patterns and adjust its marketing strategy accordingly.

     The majority of contact lens wearers are between the ages of 18 and 49. In addition, approximately two-thirds of contact lens wearers are women and contact lens wearers generally have higher incomes than eyeglass wearers do. Through its national advertising campaign, the Company is able to target its advertising to contact lens wearers in these key demographic groups, as well as certain other persons based on other important demographics.

     The Company spent approximately $20.1 million on advertising in fiscal 1999 and intends to increase advertising spending in fiscal 2000 to continue its nationwide advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. The Company's marketing campaign now more prominently features its website, contacts.com. The Company's advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases through its website. In addition, the Company intends to continue expanding its direct marketing campaign to its more than 1.2 million customers through the U.S. mail and e-mail.

     A brief description of the principal components of the Company's national advertising campaign is set forth below:

     Broadcast. In July 1998, the Company began its first nationwide broadcast advertising campaign with significant purchases on both cable and network television--testing different networks, commercial lengths and broadcast times. The Company believes that this investment in television advertising was primarily responsible for the 44% sequential increase in sales in the third quarter of fiscal 1998. The Company's television ads typically focus on its ability to rapidly deliver to customers the same contact lenses offered by eye care practitioners. The Company believes that its easy-to-remember phone number and Internet address make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS and contacts.com brands.

     Internet. The Company believes that it is one of the industry leaders in establishing an online advertising presence. The Company currently maintains an advertising presence on several leading websites, including Yahoo!, America Online, Excite, Infoseek and Lycos and other highly-visited websites where its customers are likely to visit. The Company intends to continue to seek new opportunities to expand this presence within top-tier portal sites and highly trafficked content sites. The Company intends to significantly expand its Internet advertising and marketing efforts. The Company intends to continue to use the unique resources of the Internet as a means of marketing in an effort to drive new and repeat traffic.

     Direct-Mailing. The Company uses direct-mail to advertise its products to selected groups of consumers. The Company utilizes mailing lists obtained from both private and public sources to target its advertisements specifically to contact lens wearers.

     Cooperative Mailings. The Company advertises its products in cooperative mail programs sponsored by the leading cooperative mail companies in the United States. This advertising medium permits the Company to target consumers in specific zip codes according to age, income and other important demographics.

     Free Standing Inserts. From time to time, the Company advertises its products through free standing inserts, which are typically glossy advertisements included inside the comic section of the Sunday paper. The Company uses this advertising medium because of its ability to reach a large audience in a cost-effective manner. The Company utilizes these inserts to supplement its direct and cooperative mailing programs.

     Magazines and Newspapers. From time to time, The Company also purchases advertisements in national magazines and newspapers. The Company uses this advertising medium due to its ability to reach a large audience and its scheduling flexibility.

Management Information Systems

     The Company has developed proprietary management information systems that integrate the Company's order entry and order fulfillment operations. The Company believes that these systems enable it to operate efficiently and provide enhanced customer service. The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company's inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions and (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses.

     The management information systems provide the Company's customer service representatives ("CSRs") with real-time product availability information for substantially all of its products through a direct connection with the Company's distribution center, whereupon information is immediately updated as lenses are shipped. In addition, Internet customers can obtain real-time product availability information for many products. The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to charge the customer's card and ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer. CSRs also have access to records of all prior contact with a customer, including the customer's address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, mail or fax. Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer's order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR then contacts the customer to inform them of the delay.

     After an order has been entered into the management information systems by a CSR, it is sent to the Company's distribution center via a direct connection. After the distribution center receives the order, the invoice for the order is printed. The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order. Tracking, manifesting, billing and other shipping functions are integrated into the Company's management information systems so that all necessary bar codes and tracking information for shipment via independent couriers are printed directly on the Company's shipping label, and separate labeling or a separate computer is not needed to ship packages via independent couriers.

     After the invoice for an order is printed at the Company's distribution center, the order is pulled from inventory and scanned to ensure that the prescription and quantity of each item matches the order in the Company's management information systems. Audible notices inform the shipping agent of any errors in the order. After the order has been scanned for accuracy, the management information systems update the Company's inventory level. Then the order is placed in a box produced by the Company's automated box folder and is sent to an automatic sealer. After the package leaves the sealer, another scanner reads the bar code on the shipping label to determine which method of shipment is being used, adds the package to the appropriate carrier's manifest and directs the appropriate hydraulic diverter to push the package into the appropriate carrier's shipping bin.

     The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch. This system is further supported by a generator capable of supporting the Company's call center operations for a period of five days. All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company's data is transmitted to an offsite location. There can be no assurance that the Company's back-up system will be sufficient to prevent an interruption in the Company's operations in the event of disruption in the Company's management information systems, and an extended disruption in the management information systems could adversely affect the Company's business, financial condition and results of operations.

Operations

     The primary components of the Company's operations include its teleservices, order entry and customer service, Internet and distribution and fulfillment.

     Teleservices, Order Entry and Customer Service. The Company provides its customers with toll-free telephone access to its CSRs. Currently, the Company's call center generally operates from 6:00 a.m. to 9:00 p.m. (MST) Monday through Friday, 7:00 a.m. to 5:00 p.m. (MST) on Saturday and 8:00 a.m. to 4:00 p.m.
(MST) on Sunday. During the second quarter of fiscal 2000, the Company plans to extend its call center operating hours. The new operating hours will be from 6:00 a.m. to 10:00 p.m. (MST) Monday through Friday, 7:00 a.m. to 9:00 p.m.
(MST) on Saturday and 8:00 a.m. to 8:00 p.m. (MST) on Sunday. Customers may place orders via the Internet 24 hours a day, 7 days a week. Potential customers may also obtain product, pricing or other information over the Internet or through an interactive voice response system. The Company's orders are received by phone, Internet, mail, facsimile and electronic mail. CSRs process orders directly into the Company's proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number. CSRs are provided with a sales script and are trained to provide information about promotional items. Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

     The Company believes its customers are particularly sensitive to the way merchants and salespeople communicate with them. The Company strives to hire energetic, service-oriented CSRs who can understand and relate to customers. CSRs participate in a training program that includes a mentor system for working with more experienced personnel. During 1999, the Company established a quality assurance department. This department monitors and reviews the CSRs performance and coaches the CSRs as necessary.

     The Company completed the move into its new call center during July 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. In its current facility, the Company believes it has the capacity to handle up to 30,000 calls per day. The Company believes that it processes telephone orders on average in less time than its competitors, which allows each CSR to handle a greater number of orders per day.

     The laws in most states require that contact lenses be sold pursuant to a valid prescription. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

     Internet. The Company's website, contacts.com, provides customers with a quick, efficient and cost-effective method for obtaining replacement contact lenses 24 hours a day, 7 days a week. The website allows customers to easily browse and purchase substantially all of the Company's products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking. During the call center's operating periods, the Company offers service and support to its Internet customers over the telephone. The Company also provides real-time online messaging and e-mail support to customers. The Company's website allows customers to dispense with providing personal profile and payment information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transactional costs.

     The Company's online service automates the processing of customer orders, interacts with the management information systems and allows the Company to gather, store and use customer and transaction information in a comprehensive and cost-efficient manner. The Company's website contains customized software applications that interface with the Company's management information systems.

     The Company maintains a database containing information compiled from customer profiles, shopping patterns and sales data. The Company analyzes information in this database to develop targeted marketing programs and provide personalized and enhanced customer service. This database is scaleable to permit large transaction volumes. The Company's systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs.

     The Company uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer's information. The Company maintains an Internet firewall to protect its internal systems and all credit card and other customer information.

     Distribution and Fulfillment. Approximately 90% of the Company's orders are shipped within one business day of receipt. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company's management information systems automatically determine the anticipated delivery date for each order.

     The Company uses an integrated packing and shipping system via a direct connection to the Company's management information systems. This system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations. The Company's management information systems are specifically designed with a number of quality control features to help ensure the accuracy of each order.

     The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport.

Purchasing and Principal Suppliers

     Historically, substantially all of the major manufacturers of contact lenses have refused to sell lenses directly to direct marketers, including the Company, and have sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers. In June 1994, the Attorney General for the State of Florida, acting on behalf of disposable contact lens consumers in that state, filed an anti-trust action against Johnson & Johnson, CIBA Vision, Bausch & Lomb and certain eye care practitioners and their trade associations alleging, among other things, that the contact lens manufacturers' policy not to sell to mail order distributors and others was adopted in conspiracy with eye care practitioners, as the result of pressure by eye care practitioners, in order to eliminate alternative channels of trade from the disposable lens market (the "Florida Action").

     In December 1996, the Attorney General for the State of New York, on behalf of itself and the Attorney Generals for approximately 21 other States, filed a substantially similar action naming three major manufacturers of soft contact lenses as well as several optometrists and their trade associations as defendants (the "New York Action"). Additional states have joined the New York Action since it was filed, and the Florida Action and the New York Action have been consolidated and are currently pending in the United States district Court for the Eastern District of New York (the "Attorney General Action"). Based upon public filings made in the Attorney General Action, the Company believes that one defendant, CIBA Vision Corporation, has entered into a proposed settlement agreement pursuant to which it has agreed to pay $5 million into a settlement fund, agreed to provide rebates and coupons to consumers and agreed to begin to sell soft contact lenses to direct marketers. Since this settlement agreement was announced, the Company has become an authorized distributor of CIBA Vision's contact lenses and can purchase such lenses at wholesale level prices.

     As a result of some manufacturers' refusal to sell to direct marketers, the Company is not an authorized dealer for many of the products which it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future, particularly in light of the Company's anticipated growth. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor approximately 40%, 47% and 38% of its contact lens inventory in fiscal 1997, 1998 and 1999, respectively. The Company's top three suppliers accounted for approximately 72%, 70% and 68% of the Company's inventory purchases in fiscal 1997, 1998 and 1999, respectively. The Company believes that substantially all of its suppliers are not authorized by contact lens manufacturers to distribute their products. The Company does not have written agreements with substantially all of its suppliers. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices.

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

     The Company's principal competitors include ophthalmologists and optometrists in private practice. The Company also competes with national optical chains, such as Cole Vision, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam's and Costco. In addition, the Company competes with other direct marketers of contact lenses. The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

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

Government Regulation

     Federal Regulation. Contact lenses are regulated by the FDA as "medical devices." The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. Rigid gas permeable and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear. These regulations generally apply only to manufacturers of contact lenses, and therefore do not directly impact the Company. Federal regulations also require the labels on "medical devices" to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall in this exception must contain as part of their labeling the statement "Caution: Federal law restricts this device to sale by or on the order of ________ (physician or other licensed practitioner)," the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA. Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties, or prosecution. To date, the FDA has not taken any such action against the Company.

     State Regulation. The sale and delivery of contact lenses to the consumer is subject to state laws and regulations. The Company sells to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of contact lenses vary from state to state, but generally can be classified in five categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses; (iii) laws that require lenses be dispensed only in a face-to-face transaction; (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses and (v) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. Many of the states requiring that contacts be dispensed in face-to-face meetings or by a person licensed by such state to dispense lenses also require that lenses only be dispensed pursuant to a valid prescription.

     The laws and regulations in a significant number of states, including most of the states wherein a large portion of the Company's sales are concentrated, require that contact lenses only be sold to a consumer pursuant to a valid prescription. In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer's prescription with the customer's prescriber, while other states specifically require that a written prescription be obtained before providing the lenses to the customer. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

     The Company's ability to comply with state laws and regulations requiring a valid prescription is hampered because the Company's customers are often unable to get a copy of their prescription. The Company believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient's contact lens prescription to the patient. In addition, such providers have refused to release or verify prescriptions at the request of direct marketers. Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patients request, is currently governed by state law. The Company believes there are more than 20 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient. However, even in states with a mandatory release law, the Company believes that many prescribers continue to refuse to release prescriptions to their patients or to direct marketers of contact lenses, including the Company.

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

     Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in: (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription; (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iv) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and to continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company's compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel. The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

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

     It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. See "Legal Proceedings" for formal complaints filed against the Company concerning its business practices.

Intellectual Property

     The Company conducts its business under the trade name and service marks "1-800 CONTACTS." The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. The Company leases certain assets, including the right to use the 1-800 CONTACTS telephone number, from an individual pursuant to a non-cancelable lease. The lease expires in June 2000, at which time the Company has the option to purchase such assets for $17,500. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone number. The Company does not expect to lose the right to use the 1-800 CONTACTS number, however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

     The Company also has obtained the rights to various Internet addresses, including but not limited to www.1800contacts.com, www.contacts.com and www.contactlenses.com. As with phone numbers, the Company does not have and cannot acquire any property rights in Internet addresses. The Company does not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

Employees

     As of January 1, 2000 the Company employed 327 persons, of which 248 were full-time employees and 79 were part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 2.   Properties.

     All of the Company's management and call center operations are conducted through approximately 32,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City. The lease relating to this facility expires in 2005.

     In October 1998, the Company entered into a lease agreement to occupy approximately 35,000 square feet of space for its new distribution center located near the Salt Lake City, Utah airport. The lease for the new distribution center expires in December 2001. The Company began operations in this distribution center in February of 1999. The

Company sub-leased approximately 10,000 square feet of warehouse space that was formerly used as its distribution center to another party for the duration of the lease term, which expired in January 2000.

Item 3.   Legal Proceedings.

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. The complaint alleged three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requested various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction. The Company removed the action to the United States District Court for the Central District of California. Plaintiff and another California optometrist, Ellis Miles, (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks injunctive relief and restitution rather than damages. Plaintiffs also dismissed the Company's directors as defendants, leaving the Company as the only remaining defendant. The Company has filed its Answer to the FAC and intends to vigorously defend itself in this action. The parties agreed to remand the case to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on behalf of themselves or other optometrists. The Court remanded the case to Los Angeles County Superior Court in August 1999.

     On April 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that on "one or more occasions" the Company sold contact lenses in the state of Kansas without receipt or verification of a prescription. The amended complaint seeks the issuance of an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint. In addition, the Company has filed a motion for summary judgment, asking the court to dismiss the action and enter judgment in its favor.

     On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. The complaint alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses and (2) dispensed contact lenses without such a prescription. Just prior to becoming aware of the complaint, the Company had discussed and resolved these very issues with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses like the Company. The Company entered into a written settlement agreement with the TDH effective February 29, 2000. The Company has filed an answer to the complaint and plans to vigorously defend this action should the Texas Optometry Board still choose to pursue it.

     From time to time the Company is involved in other legal matters generally incidental to its business.

     It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of fiscal 1999.

Item 4A.  Executive Officers of the Registrant

     The information under this Item is furnished pursuant to Instruction 3 to
Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name                                     Age     Position
--------------------------------------------------------------------------------
Jonathan C. Coon....................     30      President, Chief Executive
                                                 Officer and Director

John F. Nichols.....................     39      Vice President, Sales and
                                                 Director

Scott S. Tanner.....................     39      Chief Operating Officer, Chief
                                                 Financial Officer and Director

Kevin K. McCallum...................     38      Vice President, Marketing


     Jonathan C. Coon is a co-founder of the Company and currently serves as President and Chief Executive Officer and Director. Mr. Coon received his Bachelor's Degree from Brigham Young University in 1994. Mr. Coon has seven years of experience in the contact lens distribution industry.

     John F. Nichols is a co-founder of the Company and currently serves as Vice President, Sales and Director. Mr. Nichols is a certified optician in the State of California and was the owner of the Discount Lens Club from 1991 until February 1995. Mr. Nichols worked with Bausch & Lomb as a Senior Sales Representative from 1989 to 1991.

     Scott S. Tanner has served as the Chief Operating Officer of the Company since November 1999 and as the Chief Financial Officer and Director since November 1997. Prior to joining the Company, Mr. Tanner served as the Chief Financial Officer of Country Club Foods, Inc., a Utah-based snack food manufacturer and distributor, from 1995 to 1997. Prior thereto, Mr. Tanner served in various management positions at Apple Computer, Inc. from 1988 to 1995 and worked at Peat, Marwick & Mitchell & Co. in San Francisco from 1984 to 1986. Mr. Tanner received a Bachelor's Degree from Stanford University and an MBA from Harvard University. Mr. Tanner served as an executive officer of Country Club Foods, Inc. at the time it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 1995.

     Kevin K. McCallum has served as Vice President, Marketing of the Company since March 2000. Prior to joining the Company, Mr. McCallum, a 9-year veteran of Procter & Gamble from 1991 to 2000, served as a Director of Marketing for several of Proctor & Gamble's global laundry and cleaning brands. Prior thereto, Mr. McCallum served as a line officer in the U.S. Navy from 1984 to 1989. Mr. McCallum received a Bachelor's Degree from the United States Naval Academy and an MBA from the Georgia Institute of Technology.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

Market Information

         The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "CTAC." The Common Stock commenced trading on February 10, 1998. The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

                                                            High          Low
                                                           ------        -----
     Year ended January 2, 1999:
          First Quarter (beginning February 10, 1998)...   $20.875       $13.563
          Second Quarter................................    19.875        13.000
          Third Quarter.................................    16.375         5.625
          Fourth Quarter................................    18.000         4.750
     Year ended January 1, 2000:
          First Quarter.................................    17.750        10.625
          Second Quarter................................    22.750        16.750
          Third Quarter.................................    28.500        16.375
          Fourth Quarter................................    30.875        23.000

Holders

         As of March 17, 2000, there were approximately 169 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

Dividends

         The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. In addition, the Credit Facility (as hereinafter defined) prohibits the Company from paying any cash dividends on the Common Stock.

         Immediately prior to the consummation of its initial public offering, the Company entered into an agreement to distribute to its existing stockholders an amount equal to the Company's retained earnings from its formation date through the date of the termination of the Company's S corporation status. The distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totaling $982,995. These promissory notes were paid in full during the first quarter of fiscal 1998. Subsequent to this S corporation distribution, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future.

Recent Sales of Unregistered Securities

         No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report.

Use of Proceeds from Registered Securities

         A Registration Statement on Form S-1 (File No. 333-41055) (the "Registration Statement") registering shares of the Company's Common Stock, par value $0.01 per share, filed in connection with the Company's initial public offering ("IPO"), was declared effective by the Securities and Exchange Commission on February 9, 1998. The IPO commenced on the effective date and terminated after all the securities registered under such Registration Statement were sold.

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

         In connection with the IPO, the Company incurred expenses of $2,821,766, including underwriting discounts and commissions of $1,937,031 and other expenses of $884,735. After such expenses, the Company's net proceeds from the IPO were approximately $24.9 million. Since completion of the IPO, through January 1, 2000, the approximate amounts of net offering proceeds used by the Company were as follows: (i) $1.0 million for the payment of the S Corporation distribution, net of notes receivable from stockholders, (which was paid to the shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); (ii) $3.0 million for the repayment of debt (a portion of which was repaid to a director of the Company); (iii) $1.9 million to exercise an option to purchase 442,651 shares of Common Stock from a director of the Company (iv) $2.3 million for capital expenditures and (v) $16.7 million for general corporate purposes, including advertising, inventory and other working capital.

Item 6.   Selected Financial Data.

         The financial data as of and for the eleven month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997, January 2, 1999 ("fiscal 1998") and January 1, 2000 ("fiscal 1999") have been derived from the audited financial statements of the Company. The financial data as of and for the one month period ended January 1, 1995 is derived from the audited financial statements of the Predecessor. The selected financial data below should be read in conjunction with the financial statements and the notes thereto of the Predecessor and the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information for the three years ended January 1, 2000 is included as part of this Form 10-K.

                                   Predecessor(1)                                 Company
                                   -------------     ------------------------------------------------------------------------------
                                      One Month      February 1,       Year           Year             Year            Year
                                        Ended          1995 to         Ended          Ended           Ended            Ended
                                     January 31,      December 31,   December 31,   December 31,    January 2,      January 1,
                                        1995            1995           1996           1997             1999            2000
                                   -------------     -------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                          $    21,552        $ 587,918     $ 3,628,296     $21,115,314     $59,875,941     $98,524,906
Cost of goods sold                      13,069          355,466       2,215,306      14,024,523      37,315,413      59,415,723
                                   -----------        ---------     -----------     -----------     -----------     -----------
Gross profit                             8,483          232,452       1,412,990       7,090,791      22,560,528      39,109,183
                                   -----------        ---------     -----------     -----------     -----------     -----------
Advertising expense                          -          106,339         468,146       3,485,619      24,206,857      20,238,267
Other selling, general and
     administrative expenses             9,369          211,559         573,166       2,459,602       7,334,668      12,001,536
                                   -----------        ---------     -----------     -----------     -----------     -----------
Total selling, general and
     administrative expenses             9,369          317,898       1,041,312       5,945,221      31,541,525      32,239,803
                                   -----------        ---------     -----------     -----------     -----------     -----------
Income (loss) from operations             (886)         (85,446)        371,678       1,145,570      (8,980,997)      6,869,380
Other income (expense), net                  -           (9,105)        (23,315)       (113,162)        445,710         (40,552)
                                   -----------        ---------     -----------     -----------     -----------     -----------
Income (loss) before benefit
     (provision) for income taxes         (886)         (94,551)        348,363       1,032,408      (8,535,287)      6,828,828
Benefit (provision)
     for income taxes(2)                     -           36,402        (134,120)       (397,477)        642,679        (701,250)
                                   -----------        ---------     -----------     -----------     -----------     -----------
Net income (loss)(2)               $      (886)       $ (58,149)    $   214,243     $   634,931     $(7,892,608)    $ 6,127,578
                                   ===========        =========     ===========     ===========     ===========     ===========
Basic net income (loss)
     per common share                                                               $      0.14     $     (1.27)    $      0.97
                                                                                    ===========     ===========     ===========
Diluted net income (loss)
     per common share(3)                                                            $      0.13     $     (1.27)    $      0.96
                                                                                    ===========     ===========     ===========

Balance Sheet Data (at the end
     of period):
Working capital (deficit)          $    11,762        $ (12,093)    $  (204,080)    $(1,621,522)    $11,844,537     $14,837,002
Total assets                            23,687          243,845       1,156,646       7,781,064      18,016,136      25,053,572
Total debt (including current
     portion)                                -          207,864         370,705       2,759,837          66,877          30,166
Stockholders' equity (deficit)          21,032          (28,412)        146,359         854,358      14,832,825      18,700,709

____________________
(1) The financial and operating data of the Predecessor was derived from the financial and operating data of the Discount Lens Club.
(2) Prior to February 9, 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. The benefit (provision) for income taxes and net income (loss) for the periods prior to February 9, 1998 reflect income taxes on a pro forma basis as if the Company had been a C corporation.
(3) Diluted net income (loss) per common share is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding, including actual shares outstanding and shares deemed to be outstanding using the treasury stock method. The shares deemed to be outstanding for 1997 include the number of shares sufficient to fund the S corporation distribution of approximately $983,000. See "Dividends" under Item 5 of Part II of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $98.5 million in fiscal 1999, with Internet sales having grown from an insignificant amount in fiscal 1996 to approximately $18.7 million in fiscal 1999.

          Prior to consummation of its IPO in February 1998, the Company operated as an S corporation and, therefore, was not subject to federal or certain state income taxes. In connection with the consummation of the IPO, the Company revoked its S Corporation status and became subject to federal and state income taxes. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S corporation election.

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

          The sale and delivery of contact lenses are governed by both federal and state laws and regulations. The Company sells to customers in all 50 states, and each sale is likely to be subject to the laws of the state where the customer is located. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. See "Government Regulation" under Item 1 of Part I of this Form 10-K.

Results of Operations

          The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                        Year Ended
                                                                   ------------------------------------------------------
                                                                     December 31,        January 2,         January 1,
                                                                         1997               1999               2000
                                                                   ---------------    ---------------     --------------
Net sales                                                                100.0%              100.0%            100.0%
Cost of goods sold                                                        66.4                62.3              60.3
                                                                   ---------------      --------------    --------------
Gross profit                                                              33.6                37.7              39.7
                                                                   ---------------      --------------    --------------
Advertising expense                                                       16.5                40.4              20.5
Other selling, general and administrative expenses                        11.7                12.3              12.2
                                                                   ---------------      --------------    --------------
Total selling, general and administrative expenses                        28.2                52.7              32.7
                                                                   ---------------      --------------    --------------
Income (loss) from operations                                              5.4               (15.0)              7.0
Other income (expense), net                                               (0.5)                0.7              (0.1)
                                                                   ---------------      --------------    --------------
Income (loss) before benefit (provision) for income taxes                  4.9               (14.3)              6.9
Benefit (provision) for income taxes                                      (1.9)                1.1              (0.7)
                                                                   ---------------      --------------    --------------
Net income (loss)                                                          3.0%              (13.2)%             6.2%
                                                                   ===============      ==============    ==============


Year Ended January 1, 2000 Compared to Year Ended January 2, 1999

         Net sales. Net sales for the year ended January 1, 2000 increased 64% to $98.5 million from $59.9 million for the year ended January 2, 1999. The Company believes that this increase in net sales reflects some of the benefits of its increased television and Internet advertising. Internet sales for fiscal 1999 were approximately $18.7 million or 19% of net sales as compared to approximately $2.3 million or 3.8% of net sales for fiscal 1998. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales for fiscal 1999 increased 138% to $53.8 million, or 54.6 % of net sales, from $22.6 million, or 37.7 % of net sales, for fiscal 1998. Although the Company believes that sales will increase substantially in fiscal 2000 as compared to fiscal 1999, the Company expects the rate of growth in net sales to decrease.

         Gross profit. Gross profit as a percentage of net sales increased to 39.7% for the year ended January 1, 2000 from 37.7% for the year ended January 2, 1999. With the increase in sales, the Company continues to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. In addition, the Company believes that enhanced inventory management techniques have also had a positive impact on gross profit.

         Advertising expense. Advertising expense for the year ended January 1, 2000 decreased $4.0 million, or 16%, from the year ended January 2, 1999. As a percentage of net sales, advertising expense decreased to 20.5% for fiscal 1999 from 40.4% for fiscal 1998. The Company plans to increase advertising spending in fiscal 2000 by approximately 15% from its fiscal 1999 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         Beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened. Accordingly, the Company amortized the balance of deferred advertising costs at the beginning of the fourth quarter of 1998 over five months.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses for the year ended January 1, 2000 increased $4.7 million, or 64%, from the year ended January 2, 1999. As a percentage of net sales, other selling, general and administrative expenses decreased slightly to 12.2% for fiscal 1999 from 12.3% for fiscal 1998.

         Other income (expense), net. Other income (expense) decreased to approximately ($41,000) for the year ended January 1, 2000 from approximately $446,000 for the year ended January 2, 1999. During fiscal 1999, the Company expensed approximately $293,000 in costs related to the Company's cancelled common stock offering. In addition, interest income decreased due to lower cash balances throughout the year. For fiscal 1999, the decrease in interest income was offset by the decrease in interest expense as the majority of the Company's debt was paid off during the first quarter of fiscal 1998 with proceeds from the IPO.

         Income taxes. The provision for income taxes for the year ended January 2, 1999 has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the entire year. The Company's effective tax rate for the year ended January 1, 2000 was approximately 10.3%, which reflects changes in the valuation allowance as a result of utilizing all of its tax operating loss carryforwards. As of January 1, 2000, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income, including the exercise of common stock options. The Company anticipates that its fiscal 2000 effective income tax rate will be approximately 38%.

Year Ended January 2, 1999 Compared to Year Ended December 31, 1997

         Net sales. Net sales for the year ended January 2, 1999 increased 184% to $59.9 million from $21.1 million for the year ended December 31, 1997. The Company believes that this increase in net sales reflects some of the benefits of its increased television and Internet advertising. The Company is also realizing the benefits of repeat sales from a growing customer base. Repeat sales in fiscal 1998 reached $22.6 million, exceeding total net sales for fiscal 1997 of $21.1 million.

         Gross profit. Gross profit as a percentage of net sales increased to 37.7% for the year ended January 2, 1999 from 33.6% for the year ended December 31, 1997. With the increase in sales, the Company was able to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors.

         Advertising expense. Advertising expense for the year ended January 2, 1999 increased $20.7 million, or 594%, from the year ended December 31, 1997. As a percentage of net sales, advertising expense was 40.4% in fiscal 1998 as compared to 16.5% in fiscal 1997.

         Using the proceeds from its IPO, the Company significantly expanded its sales and marketing activities in fiscal 1998 by utilizing a variety of new advertising vehicles, including an extensive television marketing campaign, new print vehicles, Internet and radio spots. Beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened. Accordingly, the Company amortized the balance of deferred advertising costs at the beginning of the fourth quarter of 1998 over five months.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses for the year ended January 2, 1999 increased $4.9 million, or 198%, from the year ended December 31, 1997. As a percentage of net sales, other selling, general and administrative expenses increased to 12.3% in fiscal 1998 from 11.7% in fiscal 1997.

         Other income (expense), net. The increase in other income (expense) is due to interest income from funds received in the IPO in excess of the interest expense incurred prior to the IPO.

         Income taxes. The provision for income taxes has been determined assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the year.

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

         For the years ended January 1, 2000, January 2, 1999 and December 31, 1997, net cash provided by (used in) operating activities was approximately $5.3 million, $(13.8) million and $(1.0) million, respectively. During fiscal 1999, cash was provided primarily by net income and increases in accounts payable and accrued liabilities offset by an increase in inventories. For fiscal 1998 and 1997, cash was used primarily to fund the Company's growth as the Company increased inventory levels and advertising spending.

         The Company used approximately $2.3 million, $2.0 million and $0.9 million for investing activities in fiscal 1999, 1998 and 1997, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for fiscal 1999 were approximately $1.0 million. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. In addition, on May 4, 1999, the Company acquired certain assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $0.9 million was paid during fiscal 1999. The assets acquired include the Internet address, www.contactlenses.com, various telephone numbers and CLO's customer database. The Company also acquired additional Internet addresses for approximately $0.3 million during fiscal 1999. Capital expenditures for fiscal 1998 were approximately $2.0 million. The Company completed the move into its new call center during July 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. For fiscal 1997, approximately $0.3 million was used to fund increases in notes receivable from shareholders. The Company received payment in full on the notes receivable during the first quarter of 1998, as the notes were netted with the S Corporation distribution paid during the period. The capital expenditures for fiscal 1997 were approximately $0.5 million. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2000 will be approximately $1.4 million.

         As of January 1, 2000, the Company had entered into commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed. As of January 1, 2000, the Company has cancelled approximately $4 million of the amount committed. In addition, the Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $4.2 million for direct mail services through December 31, 2000.

         During fiscal 1999, the Company used approximately $2.4 million for financing activities. The Company repurchased a total of 185,000 shares of its common stock for a total cost of $2,530,286. This was offset slightly by proceeds from the exercise of common stock options. For fiscal 1998, net cash of approximately $19.6 million was provided by financing activities, resulting from net proceeds received from the IPO, offset by repayments of debt, distributions to stockholders (S corporation distribution) and repurchase of stock. For fiscal 1997, net cash of approximately $1.9 million was provided by financing activities. These amounts primarily represent borrowings from a stockholder of the Company and borrowings under the Credit Facility.

         On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the 6,430,568 shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. On August 13, 1999, the Company reinstated the share repurchase program, which had been suspended as of July 26, 1999. On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 500,000 shares of its common stock, bringing the total authorization to 1,000,000 shares. A purchase of the full incremental 500,000 shares would equal approximately 7.8 percent of the total shares issued. A purchase of the full 1,000,000 shares would equal approximately 15.6 percent of the total shares issued. Through January 1, 2000, the Company had repurchased 200,000 shares for a total cost of $2,611,661. Subsequent to year end, the Company repurchased 158,000 shares for a total cost of $4,280,588. The repurchases were funded using cash on hand.

         In August 1997, the Company established a revolving credit facility, which was most recently amended in September 1999, to provide for working capital requirements and other corporate purposes (the "Credit Facility"). The Credit Facility, as amended, provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (9.0 percent as of January 1, 2000). As of January 1, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The Credit Facility expires April 30, 2001.

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

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission. The words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Factors That May Affect Future Results

 .    The Company's sales growth will not continue at historical rates and it may encounter unforeseen difficulties in managing its future growth;

 .    A significant portion of the Company's sales do not comply with applicable state laws and regulations governing the delivery and sale of contact lenses;

 .    Because the Company doesn't manufacture contact lenses, it cannot ensure that the contact lenses it sells meet all federal regulatory requirements;

 .    It is possible that the FDA will consider certain of the contact lenses the
     Company sells to be misbranded;

 .    The Company currently purchases a substantial portion of its products from unauthorized distributors and is not an authorized distributor for the majority of the products that it sells;

 .    The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 40%, 47% and 38% of the Company's inventory purchases in 1997, 1998 and 1999, respectively;

 .    The Company's quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter;

 .    The Company is dependent on its telephone, Internet and management information systems for the sale and distribution of contact lenses;

 .    The Company has limited operating history and, as a result, there is only limited financial information and operating information available for a potential investor to evaluate the Company;

 .    The retail sale of contact lenses is highly competitive; certain of the
     Company's competitors are large, national optical chains that have greater resources than the Company has;

 .    The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity;

 .    The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses;

 .    Increases in the cost of shipping, postage or credit card processing could harm the Company's business;

 .    The Company's business could be harmed if it is required to collect state sales tax on the sale of products;

 .    The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it sells results in personal injury;

 .    The Company conducts its operations through a single distribution facility;

 .    The Company's success is dependent, in part, on continued growth in use of the Internet;

 .    Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company's business operations; and

 .    Changing technology could adversely affect the operation of the Company's website.

Seasonality

     The Company does not believe that seasonality has had a material effect on its operations.

Inflation

     The Company does not believe that inflation has had a material effect on its operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     Based on its current operations, the Company believes it is not subject to significant market risk. As of January 1, 2000, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $30,166. In addition, all of the Company's transactions are in U.S. dollars.

Item 8.   Financial Statements and Supplementary Data.

     The information required by Item 8 is set forth on pages F-1 through F-21 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "Election of Directors
-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages F-1 through F-21:
                                   Report of Independent Public Accountants

                                   Balance Sheets as of January 2, 1999 and
                                   January 1, 2000

                                   Statements of Operations for the years ended
                                   December 31, 1997, January 2, 1999 and
                                   January 1, 2000

                                   Statements of Stockholders' Equity for the years ended December 31, 1997, January 2, 1999 and January 1, 2000

                                   Statements of Cash Flows for the years ended
                                   December 31, 1997, January 2, 1999 and
                                   January 1, 2000

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

     Exhibit
       No.                      Exhibit
     -------     ---------------------------------------------------------------
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

       10.4      Employment Agreement between the Company and Robert G. Hunter.
                 (2) *

       10.5      1-800 CONTACTS, INC. 1998 Incentive Stock Option Plan. (2) *

       10.6 Lease between the Company and Draper Land Partnership II, dated September 4, 1996, with respect to the Company's former call center. (2)

       10.7 Lease between the Company and Draper Land Partnership II, dated November 3, 1997, with respect to the Company's call center.
                 (2)

       10.8 Lease between the Company and Bird and Saunders, dated January 23, 1998, with respect to the Company's former warehouse. (2)

       10.9 Revolving Credit Agreement between the Company and Zions First National Bank. (2)

      10.10 Indemnification Agreement between the Company and its officers and directors. (2)

      10.11 Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and the Existing Stockholders. (2)

      10.12 Lease between the Company and Larry T. Short, dated June 27, 1995, with respect to the 1-800 CONTACTS telephone number. (2)

      10.13      Stock Option Agreement. (2) *

      10.14 First Amendment to Lease between the Company and Draper Land Partnership II, dated May 25, 1998, with respect to the Company's call center. (3)

      10.15 Second Amendment to Lease between the Company and Draper Land Partnership II, dated August 6, 1998, with respect to the Company's call center. (3)

      10.16 Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company's distribution center. (3)

      10.17 Revolving Credit Agreement between the Company and Zions First National Bank, dated October 29, 1998. (3)

      10.18 First Amendment to Revolving Credit Agreement between the Company and Zions First National Bank, dated September 17, 1999.

      23.1       Consent of Independent Public Accountants.

      27.1       Financial Data Schedule.

     --------------------
     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998 (Commission File No. 0-23633).
     (2) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-41055).

     (3) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended January 2, 1999(Commission File No. 0-23633).

     * Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

     (b)         Reports on Form 8-K.

                 None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.

                                    1-800 CONTACTS, INC.


                                    By:    /s/ Jonathan C. Coon
                                           --------------------
                                    Name:  Jonathan C. Coon
                                    Title: President and Chief Executive Officer

                                    By:    /s/ Scott S. Tanner
                                           -------------------
                                    Name:  Scott S. Tanner
                                    Title: Chief Operating Officer and Chief
                                           Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2000.

            Signature                                    Capacity
            ---------                                    --------

       /s/ Jonathan C. Coon            President, Chief Executive Officer and
       --------------------
         Jonathan C. Coon              Director (principal executive officer)


       /s/ Scott S. Tanner             Chief Operating Officer, Chief Financial
       -------------------
         Scott S. Tanner               Officer and Director (principal
                                       financial officer)

       /s/ Robert G. Hunter            Corporate Controller (principal
       --------------------
         Robert G. Hunter              accounting officer)


       /s/ John F. Nichols             Director
       -------------------
         John F. Nichols


       /s/ Stephen A. Yacktman         Director
       -----------------------
         Stephen A. Yacktman


       /s/ E. Dean Butler              Director
       ------------------
         E. Dean Butler


       /s/ Jason S. Subotky            Director
       ---------------------
         Jason S. Subotky

                         INDEX TO FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----

Report of Independent Public Accountants...................................   F-2
Balance Sheets as of January 2, 1999 and January 1, 2000...................   F-3
Statements of Operations for the years ended December 31, 1997,
  January 2, 1999 and January 1, 2000......................................   F-5
Statements of Stockholders' Equity for the years ended December 31, 1997,
  January 2, 1999 and January 1, 2000......................................   F-6
Statements of Cash Flows for the years ended December 31, 1997,
  January 2, 1999 and January 1, 2000......................................   F-7
Notes to Financial Statements..............................................   F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 1-800 CONTACTS, INC.:

     We have audited the accompanying balance sheets of 1-800 CONTACTS, INC. (a Delaware corporation) as of January 2, 1999 and January 1, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-800 CONTACTS, INC. as of January 2, 1999 and January 1, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  January 31, 2000 (except with respect to certain matters discussed in Notes 5 and 14, as to which the date is February 29, 2000)

                             1-800 CONTACTS, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                                           January 2,           January 1,
                                                                              1999                 2000
                                                                         ---------------      ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                              $  3,762,220          $ 4,329,088
     Inventories                                                              10,752,324           15,980,169
     Deferred income taxes                                                             -              405,021
     Other current assets                                                        483,139              475,587
                                                                         ---------------      ---------------
             Total current assets                                             14,997,683           21,189,865
                                                                         ---------------      ---------------

DEFERRED ADVERTISING COSTS                                                       175,631                    -
                                                                         ---------------      ---------------

PROPERTY AND EQUIPMENT, at cost:
     Office, computer and other equipment                                      2,078,102            2,869,263
     Leasehold improvements                                                      458,341              649,447
                                                                         ---------------      ---------------
                                                                               2,536,443            3,518,710
     Less - accumulated depreciation and amortization                           (487,593)          (1,252,404)
                                                                         ---------------      ---------------
         Net property and equipment                                            2,048,850            2,266,306
                                                                         ---------------      ---------------

DEFERRED INCOME TAXES                                                            642,679              116,136
                                                                         ---------------      ---------------
INTANGIBLE ASSETS, net of accumulated
     amortization of $106,628 and $313,890, respectively                          72,819            1,394,945
                                                                         ---------------      ---------------
OTHER ASSETS                                                                      78,474               86,320
                                                                         ---------------      ---------------

         Total assets                                                       $ 18,016,136         $ 25,053,572
                                                                         ===============      ===============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                             1-800 CONTACTS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           January 2,           January 1,
                                                                              1999                 2000
                                                                         ---------------      ----------------
CURRENT LIABILITIES:
     Current portion of capital lease obligation                            $     36,712         $     30,166
     Acquisition payable                                                               -              300,000
     Accounts payable                                                          2,056,451            3,059,993
     Accrued liabilities                                                         890,443            2,192,756
     Income taxes payable                                                              -              447,143
     Unearned revenue                                                            169,540              322,805
                                                                         ---------------      ---------------
         Total current liabilities                                             3,153,146            6,352,863
                                                                         ---------------      ---------------

CAPITAL LEASE OBLIGATION, less current portion                                    30,165                    -
                                                                         ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 20,000,000
         shares authorized, 6,430,568 issued                                      64,306               64,306
     Additional paid-in capital                                               23,017,266           23,057,197
     Accumulated deficit                                                      (8,189,072)          (2,061,494)
     Treasury stock at cost, 11,000 and 170,825 shares, respectively             (59,675)          (2,359,300)
                                                                         ---------------      ---------------
         Total stockholders' equity                                           14,832,825           18,700,709
                                                                         ---------------      ---------------

         Total liabilities and stockholders' equity                         $ 18,016,136         $ 25,053,572
                                                                         ===============      ===============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                             1-800 CONTACTS, INC.

                           STATEMENTS OF OPERATIONS

                                                                                          Year Ended
                                                                    -----------------------------------------------------
                                                                      December 31,        January 2,       January 1,
                                                                          1997               1999             2000
                                                                    ----------------   ---------------   ---------------
NET SALES                                                               $ 21,115,314     $  59,875,941    $   98,524,906
COST OF GOODS SOLD                                                        14,024,523        37,315,413        59,415,723
                                                                    ----------------   ---------------   ---------------
     Gross profit                                                          7,090,791        22,560,528        39,109,183
                                                                    ----------------   ---------------   ---------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Advertising expense                                                   3,485,619        24,206,857        20,238,267
     Other selling, general and administrative expenses                    2,459,602         7,334,668        12,001,536
                                                                    ----------------   ---------------   ---------------
         Total selling, general and administrative expenses                5,945,221        31,541,525        32,239,803
                                                                    ----------------   ---------------   ---------------
INCOME (LOSS) FROM OPERATIONS                                              1,145,570        (8,980,997)        6,869,380
                                                                    ----------------   ---------------   ---------------
OTHER INCOME (EXPENSE):
     Interest expense                                                       (161,520)         (104,370)          (31,860)
     Interest income                                                          34,963           553,843           310,185
     Cancelled offering costs                                                      -                 -          (293,059)
     Other, net                                                               13,395            (3,763)          (25,818)
                                                                    ----------------   ---------------   ---------------
         Total other, net                                                   (113,162)          445,710           (40,552)
                                                                    ----------------   ---------------   ---------------
INCOME (LOSS) BEFORE BENEFIT
     (PROVISION) FOR INCOME TAXES                                          1,032,408        (8,535,287)        6,828,828
BENEFIT (PROVISION) FOR INCOME TAXES (Note 2)                               (397,477)          642,679          (701,250)
                                                                    ----------------   ---------------   ---------------
NET INCOME (LOSS)                                                       $    634,931     $  (7,892,608)   $    6,127,578
                                                                    ================   ===============   ===============

PER SHARE INFORMATION (Note 2):
     Basic net income (loss) per common share                           $       0.14     $       (1.27)   $         0.97
                                                                    ================   ===============   ===============
     Diluted net income (loss) per common share                         $       0.13     $       (1.27)   $         0.96
                                                                    ================   ===============   ===============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                             1-800 CONTACTS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Retained                            Notes
                                                           Additional    Earnings                          Receivable
                                         Common Stock        Paid-in   (Accumulated)   Treasury Stock        From
                                     -------------------                             --------------------
                                      Shares     Amount     Capital     (Deficit)    Shares      Amount   Stockholders     Total
                                     ---------  --------   -----------  -----------  --------  ---------- ------------  -----------
BALANCE, December 31, 1996           4,659,469  $ 46,595   $    93,688  $   253,812         -  $         -  $ (247,736) $   146,359
 Advances to stockholders                    -         -             -            -         -            -    (324,409)    (324,409)
 Net income                                  -         -             -    1,032,408         -            -           -    1,032,408
                                     ---------  --------   -----------  -----------  --------  ----------- -----------  -----------

BALANCE, December 31, 1997           4,659,469    46,595        93,688    1,286,220         -            -    (572,145)     854,358
 Advances to stockholders                    -         -             -            -         -            -     (27,544)     (27,544)
 Distributions to stockholders, net          -         -             -   (1,582,684)        -            -     599,689     (982,995)
 Sale of common stock,
  net of offering costs              2,213,750    22,138    24,827,971            -         -            -           -   24,850,109
 Repurchase and retirement
  of common stock                     (442,651)   (4,427)   (1,895,573)           -         -            -           -   (1,900,000)
 Purchase of treasury shares                 -         -             -            -   (15,000)     (81,375)          -      (81,375)
 Exercise of common stock options            -         -        (8,820)           -     4,000       21,700           -       12,880
 Net loss                                    -         -             -   (7,892,608)        -            -           -   (7,892,608)
                                     ---------  --------   -----------  -----------  --------  -----------  ----------  -----------
BALANCE, January 2, 1999             6,430,568    64,306    23,017,266   (8,189,072)  (11,000)     (59,675)          -   14,832,825
 Purchase of treasury shares                 -         -             -            -  (185,000)  (2,530,286)          -   (2,530,286)
 Exercise of common stock options            -         -       (92,654)           -    25,175      230,661           -      138,007
 Income tax benefit from common
  stock options exercise                     -         -       132,585            -         -            -           -      132,585
 Net income                                  -         -             -    6,127,578         -            -           -    6,127,578
                                     ---------  --------   -----------  -----------  --------  ----------- -----------  -----------
BALANCE, January 1, 2000             6,430,568  $ 64,306   $23,057,197  $(2,061,494) (170,825) $(2,359,300) $        -  $18,700,709
                                     =========  ========   ===========  ===========  ========  =========== ===========  ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                             1-800 CONTACTS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                              Year Ended
                                                                           -------------------------------------------------
                                                                            December 31,      January 2,       January 1,
                                                                                1997             1999             2000
                                                                           ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $ 1,032,408     $ (7,892,608)    $  6,127,578
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                            150,933          446,389          992,184
         Other                                                                     20,000           13,762           26,218
         Deferred income taxes                                                          -         (642,679)         254,107
         Changes in operating assets and liabilities:
            Inventories                                                        (4,336,445)      (5,940,469)      (5,227,845)
            Other current assets                                                 (173,641)        (300,475)           7,552
            Deferred advertising costs                                         (1,311,398)       1,530,064          175,631
            Accounts payable                                                    3,290,864       (1,705,707)       1,003,542
            Accrued liabilities                                                   236,639          590,004        1,302,313
            Income taxes payable                                                        -                -          447,143
            Unearned revenue                                                       68,327           65,268          153,265
                                                                           ---------------  ---------------  ---------------
                Net cash (used in) provided by operating activities            (1,022,313)     (13,836,451)       5,261,688
                                                                           ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                          (324,409)         (27,544)               -
     Purchase of property and equipment                                          (488,244)      (2,013,361)      (1,019,596)
     Proceeds from sale of property and equipment                                       -          101,768                -
     Purchase of intangible assets                                                (50,000)          (5,000)      (1,238,388)
     Deposits                                                                     (40,425)         (38,049)          (7,846)
                                                                           ---------------  ---------------  ---------------
                Net cash used in investing activities                         $  (903,078)    $ (1,982,186)    $ (2,265,830)
                                                                           ---------------  ---------------  ---------------


        The accompanying notes to financial statements are an integral part of these statements.

                             1-800 CONTACTS, INC.

                                                                                              Year Ended
                                                                           -------------------------------------------------
                                                                            December 31,      January 2,       January 1,
                                                                                1997             1999             2000
                                                                           ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts and commissions     $          -      $25,734,844    $           -
     Common stock offering costs                                                 (375,198)        (509,537)               -
     Common stock repurchases                                                           -       (1,981,375)      (2,530,286)
     Proceeds from exercise of common stock options                                     -           12,880          138,007
     Net (repayments) borrowings on line of credit                              1,055,640       (1,055,640)               -
     Borrowings from stockholders                                               1,800,000                -                -
     Principal payments on notes payable to stockholders                         (411,212)      (1,613,788)               -
     Principal payments on notes payable for distributions to stockholders,
       net                                                                              -         (982,995)               -
     Principal payments on long-term debt                                         (55,871)               -                -
     Principal payments on capital lease obligation                               (19,425)         (23,532)         (36,711)
     Bank overdraft                                                               (68,543)               -                -
                                                                           --------------   --------------   --------------
                Net cash provided by (used in) financing activities             1,925,391       19,580,857       (2,428,990)
                                                                           --------------   --------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               -        3,762,220          566,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          -                -        3,762,220
                                                                           --------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $          -      $ 3,762,220    $   4,329,088
                                                                           ==============   ==============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                  $      42,699     $   228,907    $      33,335
     Cash paid for income taxes                                                         -                -          100,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended January 2, 1999, the Company distributed $1,582,684 to its S Corporation stockholders. This distribution (net of notes receivable from stockholders of $599,689) was in the form of promissory notes, totalling $982,995, issued by the Company. The promissory notes were paid in full during the year ended January 2, 1999.

During the year ended January 1, 2000, the Company acquired certain intangible assets. As of January 1, 2000, the Company had an acquisition payable of $300,000 (see Note 12).

        The accompanying notes to financial statements are an integral part of these statements.

                              1-800 CONTACTS, INC

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

 Regulatory Compliance

     The Company sells contact lenses to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the delivery and sale of contact lenses vary from state to state, but generally can be classified in five categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription, (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses, (iii) laws that require lenses be dispensed only in a face-to-face transaction, (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; and (v) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. The Company's operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company attempts to contact the customer's doctor to obtain a copy of, or verify the customer's prescription. If the Company is unable to obtain a copy of, or verify the customer's prescription, it is the Company's practice to complete the sale and ship the lenses to the customer, based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. As a result of this operating practice, certain sales made by the Company fail to comply with the applicable statute or regulation in the state in which the customer is located. Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company, (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription, (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iv) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably.

     From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. See Note 5 for formal complaints filed against the Company concerning its business practices.

     The FDA regulates the labeling of medical devices. The contact lenses that the Company sells are prescription devices, and therefore contain the statement required by FDA regulations: "Caution: Federal law restricts this device to sale by or on the order of a _________ (physician or other licensed practitioner)." However, because of the difficulty the Company has encountered in obtaining the cooperation of eye care practitioners, the Company sometimes sells lenses based solely on the prescription information provided by the customer without a written prescription or other order by the customer's eye care practitioner. Although the FDA has not objected to the sale of contacts lenses without a written prescription or other order directly from the customer's eye care practitioner, it is possible that the FDA will consider contact lenses that are sold in such a fashion to be misbranded. The sale of misbranded devices is unlawful under the Federal Food, Drug, and Cosmetic Act, and can result in a warning letter,

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

seizure, injunction, civil penalties, or prosecution. To date, the FDA has not taken any such action against the Company.

 Sources of Supply

     Historically, substantially all of the major manufacturers of contact lenses have refused to sell lenses directly to direct marketers, including the Company, and have sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers. The Company is not an authorized dealer for many of the products which it sells. In addition, the Company believes the price it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses. There can be no assurance that the Company will be able to obtain sufficient quantities of contact lenses at competitive prices in the future to meet the existing or anticipated demand for its products. Any such inability would have a material adverse effect on the Company's business, financial position and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor approximately 40 percent, 47 percent and 38 percent of its contact lens inventory in fiscal 1997, 1998 and 1999, respectively. The Company's top three suppliers accounted for approximately 72 percent, 70 percent and 68 percent of the Company's inventory purchases in fiscal 1997, 1998 and 1999, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Change in Accounting Period

     Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year, ending on the Saturday nearest to December 31. Due to this change, fiscal year 1998 represents 52 weeks and 3 days, covering the period January 1, 1998 to January 2, 1999. Fiscal year 1999 ended January 1, 2000 is a 52 week year.

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

                              1-800 CONTACTS, INC

                         NOTES TO FINANCIAL STATEMENTS


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

     At each balance sheet date, the Company evaluated the realizability of amounts reported as assets by comparing the carrying amounts of such assets to the estimated remaining future net revenues (revenues less direct costs) expected to result from the advertisement. To the extent the carrying amounts exceeded the remaining future net revenues, the excess was recorded as advertising expense in the current period.

     During 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly amortized the balance of deferred advertising costs at the beginning of the fourth quarter of 1998 over 5 months.

 Intangible Assets

     Intangible assets mainly consist of amounts paid to secure the rights to the Company's telephone numbers and Internet addresses. These costs are amortized over an estimated life of 5 years. The Company has contractual rights customary to the industry to use its telephone numbers and Internet addresses. However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

property rights to the telephone numbers. In addition, the Company does not have and cannot acquire any property rights to the Internet addresses. The Company does not expect to lose the right to use the numbers or Internet addresses, however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

 Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents and short-term payables. The Company believes that the carrying amounts approximate fair value.

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

     Prior to February 9, 1998, the Company had elected for federal and state income tax purposes to include its taxable income with that of its shareholders (an S Corporation election). For the years ended December 31, 1997 and January 2, 1999, the net income (loss) presents the pro forma effects on historical net income (loss) adjusted for a pro forma provision for income taxes. The provision for income taxes for the years ended December 31, 1997 and January 2, 1999 have been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes for the entire year.

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

     The Basic and Diluted EPS for the year ended December 31, 1997 give effect to the pro forma effects on historical net income adjusted for a pro forma provision for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes. In addition, it takes into consideration the shares deemed to be outstanding at the initial public offering price of $12.50 per share, sufficient to fund the S Corporation distribution of approximately $983,000 (see Note 9), which resulted in 78,640 shares assumed to be outstanding for the year.

     The Basic and Diluted EPS for the year ended January 2, 1999 give effect to the pro forma effects on historical net loss adjusted for a pro forma benefit for income taxes assuming the Company had been taxed as a C Corporation for federal and state income tax purposes for the entire year.

                                1-800 CONTACTS

                         NOTES TO FINANCIAL STATEMENTS

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                                       Net                                        Per-Share
                                                     Income
                                                      (Loss)              Shares                    Amount
                                                    ---------            --------                ------------

Year Ended December 31, 1997 (pro forma):
             Basic EPS                             $   634,931            4,659,469                  $ 0.14
             Effect of stock options                                         20,782
             Assumed distribution                                            78,640
                                             -----------------         ------------        ----------------
             Diluted EPS                           $   634,931            4,758,891                  $ 0.13
                                             =================         ============        ================

Year Ended January 2, 1999 (pro forma):
             Basic EPS                             $(7,892,608)           6,227,640                  $(1.27)
             Effect of stock options
                                             -----------------         ------------        ----------------
             Diluted EPS                           $(7,892,608)           6,227,640                  $(1.27)
                                             =================         ============        ================

Year Ended January 1, 2000:
             Basic EPS                             $ 6,127,578            6,298,264                  $ 0.97
             Effect of stock options                                         80,998
                                             -----------------         ------------        ----------------
             Diluted EPS                           $ 6,127,578            6,379,262                  $ 0.96
                                             =================         ============        ================

     At January 2, 1999, there were outstanding options to purchase 223,010 shares of common stock that were not included in the computation of Diluted EPS because they would be antidilutive.

 Reclassifications

     Certain amounts in prior years' financial statements have been reclassified to conform to the fiscal 1999 presentation.


NOTE 3.  LINE OF CREDIT

 Line of Credit

     The Company has a revolving credit facility that provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (9.0 percent at January 1, 2000). As of January 1, 2000, the Company had no outstanding borrowings. The credit facility is secured by substantially all of the Company's assets and expires April 30, 2001.

     The credit facility contains various affirmative and negative covenants which require, among other things, restrictions on additional debt, minimum levels for net income (loss), maintenance of certain working capital levels and restrictions on distributions and changes in ownership. As of January 1, 2000, the Company was in compliance with these covenants.

                              1-800 CONTACTS, INC

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4.  NOTES PAYABLE TO STOCKHOLDERS

 Long Term

     In February 1996, the Company entered into a credit agreement with a stockholder that provided for maximum borrowings of $250,000. The borrowings accrued interest at the prime rate plus 2 percent. As of December 31, 1997, outstanding borrowings totaled $243,788. During 1998, this amount was paid in full with proceeds from the Company's initial public offering of common stock.

 Short Term

     In May 1997, the Company borrowed $250,000 from a stockholder that was repaid prior to December 31, 1997.

     In May 1997, the Company borrowed $600,000 from a stockholder under a short-term promissory note. The note accrued interest at the prime rate plus 2 percent and was due in November 1997. In July 1997, the Company repaid $100,000 on the note and refinanced the remaining $500,000 plus borrowed an additional $600,000 from the stockholder under a new short-term promissory note. The total $1,100,000 unsecured note payable accrued interest at prime plus 2 percent and was due July 30, 1998. As consideration for entering into this note, the Company agreed to modify the option it held to repurchase the stockholder's common stock. Under the revised terms of the option, the Company had the right to repurchase 442,651 shares of the stockholder's common stock for $1,900,000 prior to February 1, 2001 (see Note 6).

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


NOTE 5.  COMMITMENTS AND CONTINGENCIES

 Legal and Regulatory Matters

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. The complaint alleged three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requested various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction. The Company removed the action to the United States District Court for the Central District of California. Plaintiff and another California optometrist, Ellis Miles, (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks injunctive relief and restitution rather than damages. Plaintiffs also dismissed the Company's directors as defendants, leaving the Company as the only remaining defendant. The Company has filed its Answer to the FAC and intends to vigorously defend itself in this action. The parties agreed to remand the case to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


behalf of themselves or other optometrists. The Court remanded the case to Los Angeles County Superior Court in August 1999.

     On April 7, 1999 the Kansas Board of Examiners in Optometry commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that on "one or more occasions" the Company sold contact lenses in the state of Kansas without receipt or verification of a prescription. The amended complaint seeks the issuance of an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint. In addition, the Company has filed a motion for summary judgment, asking the court to dismiss the action and enter judgment in its favor.

     On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. The complaint alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses and (2) dispensed contact lenses without such a prescription. Just prior to becoming aware of the complaint, the Company had discussed and resolved these very issues with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses like the Company. The Company entered into a written settlement agreement with the TDH effective February 29, 2000. The Company has filed an answer to the complaint and plans to vigorously defend this action should the Texas Optometry Board still choose to pursue it.

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

 Capital Lease Obligation

     The Company leases the rights to use its telephone number from an individual under a capital lease arrangement. At the end of the lease, the Company has the option to purchase the interest in the telephone number for $17,500. For fiscal year 2000, the minimum future lease payments under the capital lease, including the option to purchase the interest for $17,500, are $31,500 of which $1,334 represents interest.

 Operating Leases

     The Company leases office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for the years ended December 31, 1997, January 2, 1999 and January 1, 2000 totaled approximately $88,000, $377,000 and $784,000, respectively.

                              1-800 CONTACTS, INC

                         NOTES TO FINANCIAL STATEMENTS


        Future minimum lease payments under noncancelable operating leases are as follows:

                 Fiscal Year        Amount
                 -----------      ----------
                    2000          $  750,938
                    2001             765,144
                    2002             608,945
                    2003             601,829
                    2004             464,073
                    Thereafter       195,799
                                  ----------
                                  $3,386,728
                                  ==========

 Sales Tax

     The Company's direct mail business is located, and all of its operations are conducted, in the state of Utah. At January 1, 2000, the Company did not collect sales or other similar taxes for any out-of-state sales. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

     Advertising Commitments

     The Company has entered into certain commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed. As of January 1, 2000, the Company has cancelled approximately $4 million of the amount committed.

     In addition, the Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $4.2 million for direct mail services through December 31, 2000.


NOTE 6.  COMMON STOCK TRANSACTIONS

     In fiscal 1998, in connection with the filing of an effective Form S-1 Registration Statement and a reincorporation in the state of Delaware, the Board of Directors and stockholders approved a 414.175 for 1 stock split and a change in the authorized common stock to 20,000,000 shares at $0.01 par value per share. This stock split and change in authorized common stock have been retroactively reflected in the accompanying financial statements.

     During February 1998, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,213,750 shares of common stock, which included 288,750 shares issued pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $24,850,000.

      The Company exercised its rights to repurchase 442,651 shares of its outstanding common stock for $1,900,000 (see Note 4).

                             1-800 CONTACTS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. A purchase of the full amount would equal approximately 7.8 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. On August 13, 1999, the Company reinstated the share repurchase program, which had been suspended as of July 26, 1999. As of January 1, 2000, the Company has repurchased 200,000 shares for a total cost of $2,611,661. The Company repurchased 15,000 shares for a total cost of $81,375 in fiscal 1998 and 185,000 shares for a total cost of $2,530,286 in fiscal 1999. See Note 14 for share repurchases subsequent to year end and for additional shares authorized to be repurchased subsequent to year end.


NOTE 7.  STOCK OPTIONS AND STOCK OPTION PLAN

     During fiscal 1998, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 310,000 shares of common stock to officers, directors and consultants and other key employees. Incentive stock options and nonqualified options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of January 1, 2000, 244,919 shares are available for future granting.

     Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company. During the year ended December 31, 1997, the Company issued nonqualified stock options to an employee to purchase 4,799 shares of common stock at an exercise price of $8.16 and nonqualified stock options to two employees to purchase an aggregate of 67,181 shares at $11 per share. The Company also issued nonqualified stock options to a consultant in February 1997
to purchase 19,195 shares of common stock at an exercise price of $4.70.   In
January 1998, the Company granted nonqualified stock options to purchase 71,979 shares of common stock at $11 per share to a director of the Company. All options granted through January 1, 2000 vest equally over a three year period and expire in ten years.

     A summary of stock option activity is as follows:

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                                           Price Per
                                                          Shares             Share
                                                      ---------------   ----------------
                  Outstanding at December 31, 1996             47,986            $  3.22
                  Granted                                      91,175               9.52
                                                      ---------------
                  Outstanding at December 31, 1997            139,161               7.35
                  Granted                                      89,369              11.22
                  Exercised                                    (4,000)              3.22
                  Forfeited                                    (1,520)             12.50
                                                      ---------------
                  Outstanding at January 2, 1999              223,010               8.94
                  Granted                                      56,680              12.51
                  Exercised                                   (25,175)              5.48
                  Forfeited                                    (7,469)             12.56
                                                      ---------------
                  Outstanding at January 1, 2000              247,046            $ 10.00
                                                      ===============
                  Exercisable at January 1, 2000              108,745            $  8.36
                                                      ===============

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

     The following is additional information with respect to stock options:

                                    Outstanding     Weighted-Average                         Exercisable
   Range of                            as of           Remaining        Weighted-Average        as of         Weighted-Average
Exercise Prices                   January 1, 2000   Contractual Life     Exercise Price     January 1, 2000    Exercise Price
---------------                   ---------------   ----------------     --------------     ---------------    --------------
$ 3.18 - $ 4.76                         41,585             6.9               $ 3.45             35,187            $  3.22
  4.77 -   6.35                          3,000             8.7                 5.63              1,000               5.63
  7.94 -   9.52                          4,799             7.5                 8.16              3,199               8.16
  9.53 -  11.11                        141,160             8.0                11.00             68,781              11.00
 11.12 -  12.70                         53,169             9.0                12.53                578              12.50
 14.29 -  15.88                          3,333             8.5                15.88                  -                  -
                                       -------                                               ---------
                                       247,046             8.0                10.00            108,745               8.36
                                       =======                                               =========

   The Company applies APB No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense has been recognized for these stock option grants. Had compensation expense for the Company's employee stock option grants been determined in accordance with SFAS No. 123, the Company's net income (loss) and diluted net income (loss) per common share for the years ended December 31, 1997, January 2, 1999 and January 1, 2000 would have been reduced to the pro forma amounts indicated below:

                                                                        Fiscal Year
                                                             ----------------------------------
                                                               1997        1998          1999
                                                               ----        ----          ----
       Net income (loss):
          As reported...............................         $634,931  $(7,892,608)  $6,127,578
          Pro forma.................................         $617,785  $(8,070,562)  $5,864,847

       Diluted net income (loss) per common share:
          As reported...............................         $   0.13  $     (1.27)  $     0.96
          Pro forma.................................         $   0.13  $     (1.30)  $     0.92

     Due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.

     The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 6.5 percent for 1997 grants, 5.6 percent for 1998 grants and 5.4 percent for 1999 grants; expected stock price volatility of approximately 0 percent for 1997 grants, 78 percent for 1998 grants and 75 percent for 1999 grants; an expected dividend yield of 0 percent for all grants and an expected life of five years for all grants. The weighted average fair value of options granted during fiscal years 1997, 1998 and 1999 was $2.64, $7.53, and $8.15 per share, respectively.

     See Note 14 for stock options granted subsequent to year end.

NOTE 8.  RELATED PARTY TRANSACTIONS

     During fiscal 1997 and 1998, the Company made aggregate loans to two stockholders totaling $289,473 and $22,300, respectively. The loans were unsecured, accrued interest at the prime rate and were due on demand. Interest income on the loans totaled $34,936 and $5,244, respectively, for the years ended December 31, 1997 and January 2, 1999. As of December 31, 1997 notes receivable from stockholders totaled $572,145. During fiscal

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1998, the Company made equity distributions to the stockholders sufficient to allow for their repayment on these notes. See Notes 4 and 14 for a discussion of other related party transactions.

NOTE 9.  DISTRIBUTIONS TO STOCKHOLDERS

     Prior to the consummation of its initial public offering in February 1998, the Company entered into an agreement for the distribution of retained earnings and tax indemnification with the existing stockholders. Pursuant to the agreement, an S Corporation distribution of $982,995 (net of notes receivable due from stockholders of $599,689) was distributed in the form of promissory notes issued by the Company. The notes were paid in full after the closing of the offering. The agreement provided for, among other things, the indemnification of the existing stockholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) and the repayment to the Company of amounts received as refunds, resulting from the Company's operations during the period in which it was an S Corporation. No amounts are currently payable, or anticipated to be payable, or receivable, or anticipated to be receivable under the agreement. The existing stockholders were indemnified by the Company with respect to federal and state income tax liabilities as a result of an adjustment to the Company's taxable income which increases the tax liability to the existing stockholders for taxable periods ending prior to the termination of the S corporation status. In addition, the existing stockholders indemnified the Company with respect to any federal and state tax liabilities as a result of an adjustment which decreases the existing stockholders' tax liability for taxable periods ending prior to the termination of the Company's S corporation status and correspondingly increases the tax liability of the Company for a taxable period commencing on or after the termination of the Company's S corporation status.

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

     The components of the provision for income taxes for the year ended January 2, 1999 since the termination of the S corporation status and for the year ended January 1, 2000 are as follows:

                                                                                 Fiscal Year
                                                                          ------------------------
                                                                          1998              1999
                                                                          ----              ----
       Current provision:
          Federal..................................................     $         -     $  (387,204)
          State....................................................               -         (59,939)
                                                                        -----------     -----------
              Total current provision for income taxes.............               -        (447,143)
                                                                        -----------     -----------
       Deferred benefit (provision):
          Federal..................................................       2,864,270      (1,728,208)
          State....................................................         443,386        (267,525)
          Change in valuation allowance............................      (1,874,211)      1,741,626
          Change from S corporation status.........................        (790,766)              -
                                                                        -----------     -----------
              Total deferred benefit (provision) for income taxes..         642,679        (254,107)
                                                                        -----------     -----------

       Total benefit (provision) for income taxes..................     $   642,679     $  (701,250)
                                                                        ===========     ===========

     During fiscal year 1999, the Company reduced the valuation allowance an additional $132,585 and increased additional paid-in capital from common stock to recognize the tax benefit from common stock options exercised.

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

     The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the benefit (provision) for income taxes by income (loss) before benefit (provision) for income taxes for the years ended January 2, 1999 and January 1, 2000:

                                                      Fiscal Year
                                                      -----------
                                                    1998      1999
                                                    ----      ----
       Statutory federal income tax rate.......     34.0%    (34.0)%
       State income taxes, net of
       federal benefit.........................      3.3      (3.3)
       Change from S corporation status........     (8.0)        -
       Valuation allowance.....................    (22.0)     27.3
       Other...................................      0.2      (0.3)
                                                   -----      -----
                                                     7.5%    (10.3)%
                                                   =====      ====

     The components of the deferred tax assets and liabilities at January 2, 1999 and January 1, 2000 are as follows:

                                              January 2,    January 1,
                                                1999          2000
                                                ----          ----
       Deferred income tax assets:
           Operating loss carryforward....  $ 2,357,190      $      -
           Accrued reserves...............      176,429       346,890
           Depreciation...................            -        39,615
           Intangibles amortization.......       23,741        76,521
           Other..........................       33,645        58,131
                                              ---------       -------
                                              2,591,005       521,157
           Valuation allowance               (1,874,211)            -
                                            -----------      --------
                                                716,794       521,157
                                            -----------      --------
       Deferred income tax liabilities:
           Deferred advertising costs.....      (65,510)            -
           Depreciation...................       (8,605)            -
                                            -----------      --------
                                                (74,115)            -
                                            -----------      --------

       Net deferred income tax asset.....   $   642,679      $521,157
                                            ===========      ========

     A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to the uncertainty with respect to the ultimate realization, the Company established a valuation allowance for a portion of the deferred tax assets at January 2, 1999. The Company did not have a valuation allowance at January 1, 2000. During fiscal 1999, the Company reversed its valuation allowance due to the profitability of the Company and utilization of its net operating loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near term based on changing conditions.

NOTE 11.  PREFERRED STOCK

     The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For the years ended December 31, 1997, January 2, 1999 and January 1, 2000 no shares were issued or outstanding.

NOTE 12.  ASSET ACQUISITION

     In May 1999, the Company acquired certain assets of Contact Lenses
Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000

                             1-800 CONTACTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

one year after the closing date. The assets acquired include the Internet address www.contactlenses.com, various telephone numbers and CLO's customer database which are included in intangible assets and amortized over an estimated life of 5 years.

NOTE 13.  RETIREMENT AND SAVINGS PLAN

     Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to 15 percent of their eligible compensation, but not more that the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant's eligible compensation. No Company contributions were made during the year ended January 1, 2000.

NOTE 14.  SUBSEQUENT EVENTS

 Stock Options

     Subsequent to year end, the Company granted nonqualified stock options to purchase 98,798 shares of common stock at $28 per share to employees and directors of the Company. The options vest equally over a four year period and expire in ten years.

 Stock Repurchases

     In January and February 2000, the Company repurchased a total of 158,000 shares of its common stock for a total cost of $4,280,588.

     On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 500,000 shares of its common stock, bringing the total authorization to 1,000,000 shares (see Note 6). A purchase of the full incremental 500,000 shares would equal approximately 7.8 percent of the total shares issued. A purchase of the full 1,000,000 shares would equal approximately
15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through February 2000, the Company has repurchased 358,000 shares for a total cost of $6,892,249.

 Related Party Transaction

     Subsequent to year end, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director.