Form 10-Q
period 2000-04-01
1 800 CONTACTS INC
filed 2000-05-16
CIK 1050122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________.

                       Commission file number:   0-23633
                                               -----------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   87-0571643
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


66 E. Wadsworth Park Drive, 3rd Floor
             Draper, UT                                    84020
----------------------------------------    ----------------------------------
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

                         [X]  Yes         [_]  No

     As of May 9, 2000, the Registrant had 6,031,173 shares of Common Stock, par value $0.01 per share outstanding.

                             1-800 CONTACTS, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Balance Sheets as of January 1, 2000
            and April 1, 2000..........................................       3
          Condensed Statements of Income for the Quarters Ended
            April 3, 1999 and April 1, 2000............................       4
          Condensed Statement of Stockholders' Equity for the
            Quarter Ended April 1, 2000................................       5
          Condensed Statements of Cash Flows for the Quarters Ended
            April 3, 1999 and April 1, 2000............................       6
          Notes to Condensed Financial Statements......................       7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................       9
Item 3.   Quantitative and Qualitative Disclosure About Market Risk....       13

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings............................................       13
Item 2.   Changes in Securities and Use of Proceeds....................       13
Item 3.   Defaults upon Senior Securities..............................       13
Item 4.   Submission of Matters to a Vote of Security Holders..........       13
Item 5.   Other Information............................................       13
Item 6.   Exhibits and Reports on Form 8-K.............................       13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             1-800 CONTACTS, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                    ASSETS
                                                                             January 1,              April 1,
                                                                               2000                    2000
                                                                           ------------           ------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $  4,329,088           $  7,424,881
     Inventories                                                             15,980,169             14,562,797
     Deferred income taxes                                                      405,021                423,450
     Other current assets                                                       475,587                419,699
                                                                           ------------           ------------
         Total current assets                                                21,189,865             22,830,827
PROPERTY AND EQUIPMENT, net                                                   2,266,306              2,315,033
DEFERRED INCOME TAXES                                                           116,136                129,942
INTANGIBLE ASSETS, net                                                        1,394,945              1,319,311
OTHER ASSETS                                                                     86,320                341,718
                                                                           ------------           ------------
         Total assets                                                      $ 25,053,572           $ 26,936,831
                                                                           ============           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of capital lease obligation                           $     30,166           $     20,371
     Acquisition payable                                                        300,000                300,000
     Accounts payable                                                         3,059,993              5,477,697
     Accrued liabilities                                                      2,192,756              3,123,416
     Income taxes payable                                                       447,143                980,084
     Unearned revenue                                                           322,805                470,108
                                                                           ------------           ------------
         Total current liabilities                                            6,352,863             10,371,676
                                                                           ------------           ------------
STOCKHOLDERS' EQUITY:
     Common stock                                                                64,306                 64,306
     Additional paid-in capital                                              23,057,197             23,171,884
     Accumulated deficit                                                     (2,061,494)              (248,945)
     Treasury stock at cost                                                  (2,359,300)            (6,422,090)
                                                                           ------------           ------------
         Total stockholders' equity                                          18,700,709             16,565,155
                                                                           ------------           ------------
         Total liabilities and stockholders' equity                        $ 25,053,572           $ 26,936,831
                                                                           ============           ============


           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                                Quarter Ended
                                                                      --------------------------------
                                                                        April 3,            April 1,
                                                                          1999                2000
                                                                      ------------        ------------
NET SALES                                                             $ 22,304,257        $ 31,419,004
COST OF GOODS SOLD                                                      13,909,147          18,532,597
                                                                      ------------        ------------
     Gross profit                                                        8,395,110          12,886,407
                                                                      ------------        ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Advertising expense                                                 5,410,276           6,502,196
     Other selling, general and administrative expenses                  2,589,829           3,604,764
                                                                      ------------        ------------
         Total selling, general and administrative expenses              8,000,105          10,106,960
                                                                      ------------        ------------
INCOME FROM OPERATIONS                                                     395,005           2,779,447
OTHER INCOME, net                                                           84,385             115,829
                                                                      ------------        ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                   479,390           2,895,276
PROVISION FOR INCOME TAXES                                                (182,213)         (1,082,727)
                                                                      ------------        ------------
NET INCOME                                                            $    297,177        $  1,812,549
                                                                      ============        ============
PER SHARE INFORMATION:
     Basic and diluted net income per common share                    $       0.05        $       0.29
                                                                      ============        ============


           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Quarter Ended April 1, 2000
                                  (Unaudited)


                                         Common Stock         Additional                        Treasury Stock
                                     --------------------      Paid-in      Accumulated     ------------------------
                                      Shares      Amount       Capital        Deficit        Shares        Amount          Total
                                     ---------   --------   ------------   ------------     --------    ------------   ------------
BALANCE, January 1, 2000             6,430,568   $ 64,306   $ 23,057,197   $ (2,061,494)    (170,825)   $ (2,359,300)  $ 18,700,709
   Purchase of treasury shares               -          -              -              -     (158,000)     (4,280,588)    (4,280,588)
   Exercise of common stock options          -          -        (67,334)             -       17,994         217,798        150,464
   Income tax benefit from common
     stock options exercised                 -          -        182,021              -            -               -        182,021
   Net income                                -          -              -      1,812,549            -               -      1,812,549
                                     ---------   --------   ------------   ------------     --------    ------------   ------------
BALANCE, April 1, 2000               6,430,568   $ 64,306   $ 23,171,884   $   (248,945)    (310,831)   $ (6,422,090)  $ 16,565,155
                                     =========   ========   ============   ============     ========    ============   ============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                  Quarter Ended
                                                                                        --------------------------------
                                                                                          April 3,             April 1,
                                                                                           1999                 2000
                                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   297,177          $ 1,812,549
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                      156,905              261,877
         Gain on sale of property and equipment                                                   -               (2,650)
         Deferred income taxes                                                              182,213              (32,235)
         Changes in operating assets and liabilities:
            Inventories                                                                     166,657            1,417,372
            Other current assets                                                            195,751               55,888
            Deferred advertising costs                                                      175,631                    -
            Accounts payable                                                              4,956,689            2,417,704
            Accrued liabilities                                                             726,840              930,660
            Income taxes payable                                                                  -              714,962
            Unearned revenue                                                                259,431              147,303
                                                                                        -----------          -----------
                Net cash provided by operating activities                                 7,117,294            7,723,430
                                                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (443,202)            (224,970)
     Proceeds from sale of property and equipment                                                 -                2,650
     Purchase of intangible assets                                                          (19,600)             (10,000)
     Equity investment                                                                            -             (220,000)
     Deposits                                                                                (2,579)             (35,398)
                                                                                        -----------          -----------
                Net cash used in investing activities                                      (465,381)            (487,718)
                                                                                        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                                            (1,860,005)          (4,280,588)
     Proceeds from exercise of common stock options                                          50,741              150,464
     Principal payments on capital lease obligation                                          (8,821)              (9,795)
                                                                                        -----------          -----------
                Net cash used in financing activities                                    (1,818,085)          (4,139,919)
                                                                                        -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,833,828            3,095,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,762,220            4,329,088
                                                                                        -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 8,596,048          $ 7,424,881
                                                                                        ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                             $     3,320          $       705
     Cash paid for income taxes                                                                   -              300,000

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

NOTE 2.  NET INCOME PER COMMON SHARE

     Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                        Quarter Ended April 3, 1999                    Quarter Ended April 1, 2000
                                -----------------------------------------       -----------------------------------------
                                                                Per-Share                                       Per-Share
                                Net Income        Shares         Amount         Net Income       Shares          Amount
                                ----------      ---------       ---------       ----------      ---------       ---------
  Basic EPS                       $297,177      6,381,547           $0.05       $1,812,549      6,181,206           $0.29
  Effect of stock options                          37,995                                          97,351
                                ----------      ---------       ---------       ----------      ---------       ---------
  Diluted EPS                     $297,177      6,419,542           $0.05       $1,812,549      6,278,557           $0.29
                                ==========      =========       =========       ==========      =========       =========

NOTE 3.  COMMON STOCK TRANSACTIONS

          During the quarter ended April 1, 2000, the Company repurchased a total of 158,000 shares of its common stock for a total cost of $4,280,588.

          On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 500,000 shares of its common stock, bringing the total authorization to 1,000,000 shares. A purchase of the full 1,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of April 1, 2000, the Company had repurchased 358,000 shares for a total cost of $6,892,249. Subsequent to April 1, 2000, the Company repurchased 94,300 shares for a total cost of $2,969,673.

          During the quarter ended April 1, 2000, employees exercised stock options to purchase 17,994 shares of common stock for a total of $150,464.

          In February 2000, the Company granted nonqualified stock options to purchase 98,798 shares of common stock at $28 per share to employees and directors of the Company. The options vest equally over a four year period and expire in ten years.

NOTE 4.  RELATED PARTY TRANSACTIONS

          In March 2000, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director.

NOTE 5.  LEGAL MATTERS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $98.5 million in fiscal 1999 and from $22.3 million in the first quarter of fiscal 1999 to $31.4 million in the first quarter of fiscal 2000. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $18.7 million in fiscal 1999 and from $2.5 million in the first quarter of fiscal 1999 to $9.2 million in the first quarter of fiscal 2000.

     The Company's fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31.

     The Company expenses all advertising costs when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of the Company's printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company's assessment of prevailing market opportunities.

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

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                              Quarter Ended
                                                          --------------------
                                                          April 3,    April 1,
                                                            1999        2000
                                                          --------    --------
Net sales                                                    100.0%      100.0%
Cost of goods sold                                            62.4        59.0
                                                          --------    --------
Gross profit                                                  37.6        41.0
                                                          --------    --------
Advertising expense                                           24.3        20.7
Other selling, general and administrative expenses            11.6        11.5
                                                          --------    --------
Total selling, general and administrative expenses            35.9        32.2
                                                          --------    --------
Income from operations                                         1.7         8.8
Other income, net                                              0.4         0.4
                                                          --------    --------
Income before provision for income taxes                       2.1         9.2
Provision for income taxes                                    (0.8)       (3.4)
                                                          --------    --------
Net income                                                     1.3%        5.8%
                                                          ========    ========

     Net sales. Net sales for the quarter ended April 1, 2000 increased 41% to $31.4 million from $22.3 million for the quarter ended April 3, 1999. The Company is realizing the benefits of repeat sales from a growing customer base. Repeat sales for the first quarter of fiscal 2000 increased 70% to $18.2 million, or approximately 58% of net sales, from $10.7 million, or approximately 48% of net sales, for the first quarter of fiscal 1999. The Company also believes that this increase in net sales reflects some of the benefits of its national advertising campaign and enhancements to its website. Internet sales for first quarter of fiscal 2000 were $9.2 million, or approximately 29% of net sales, as compared to $2.5 million, or approximately 11% of net sales, for the first quarter of fiscal 1999. Although the Company believes that sales will increase in fiscal 2000 as compared to fiscal 1999, the Company expects the rate of growth in net sales to decrease.

     Gross profit. Gross profit as a percentage of net sales increased to 41% for the quarter ended April 1, 2000 from 37.6% for the quarter ended April 3, 1999. With the increase in sales, the Company continues to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. In addition, the Company believes that enhanced inventory management techniques have also had a positive impact on gross profit.

     Advertising Expense. Advertising expense for the quarter ended April 1, 2000 increased $1.1 million, or 20%, from the quarter ended April 3, 1999. As a percentage of net sales, advertising expense decreased to 20.7% for the first quarter of fiscal 2000 from 24.3% for the first quarter of fiscal 1999. The Company plans to increase advertising spending in fiscal 2000 by approximately 15% to 20% from its fiscal 1999 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended April 1, 2000 increased $1.0 million, or 39%, from the quarter ended April 3, 1999. As a percentage of net sales, other selling, general and administrative expenses decreased slightly to 11.5% for the first quarter of fiscal 2000 from 11.6% for the first quarter of fiscal 1999.

     Other income, net. Other income, which consists primarily of interest income, increased to approximately $116,000 for the quarter ended April 1, 2000 from approximately $84,000 for the quarter ended April 3, 1999. Interest income has increased largely due to rising interest rates.

     Income taxes. The Company's effective tax rate for the quarters ended April 1, 2000 and April 3, 1999 was approximately 37.4% and 38.0%, respectively. As of April 1, 2000, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2000 effective income tax rate will be approximately 38%.

Liquidity and Capital Resources

     For the quarters ended April 1, 2000 and April 3, 1999, net cash provided by operating activities was approximately $7.7 million and $7.1 million, respectively. In the 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities, and income taxes payable as well as a decrease in inventories. In the 1999 period, cash was provided primarily by increases in accounts payable and accrued liabilities. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

     The Company used approximately $488,000 and $465,000 for investing activities in the quarters ended April 1, 2000 and April 3, 1999, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2000 period were approximately $260,000 (including approximately $35,000 in deposits). In addition, in March 2000, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. Capital expenditures for the fiscal 1999 period were approximately $443,000 million. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2000 will be approximately $1.4 million.

     As of April 1, 2000, the Company had entered into commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed. As of April 1, 2000, the Company has cancelled approximately $4 million of the amount committed. In addition, the Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $4.2 million for direct mail services through December 31, 2000.

     During the quarters ended April 1, 2000 and April 3, 1999, the Company used approximately $4.1 million and $1.8 million for financing activities. During the fiscal 2000 period, the Company repurchased a total of 158,000 shares of its common stock for a total cost of $4,280,588. During the fiscal 1999 period, the Company repurchased a total of 155,000 shares of its common stock for a total cost of $1,860,005. In both the fiscal 2000 and 1999 periods, these repurchases were offset slightly by proceeds from the exercise of common stock options.

     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 500,000 shares of its common stock. On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 500,000 shares of its common stock, bringing the total authorization to 1,000,000 shares. A purchase of the full 1,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of April 1, 2000, the Company had repurchased 358,000 shares for a total cost of $6,892,249. Subsequent to April 1, 2000, the Company repurchased 94,300 shares for a total cost of $2,969,673. The repurchases were funded using cash on hand.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (9.5 percent as of April 1, 2000). As of April 1, 2000, the Company had no outstanding borrowings under the credit facility. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2001.

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

Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission. The words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

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

 .    The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 40%, 47% and 38% of the Company's inventory purchases in fiscal years 1997, 1998 and 1999, respectively;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Based on its current operations, the Company believes it is not subject to significant market risk. As of April 1, 2000, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $20,371. In addition, all of the Company's transactions are in U.S. dollars.


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

Item 6.   Exhibits and Reports on Form 8-K

          (A)    Exhibit Index

                 Exhibit No.            Description of Exhibit
                 -----------            ----------------------

                 27                     Financial Data Schedule.

          (B) No reports on Form 8-K were filed by the Registrant during the quarter ended April 1, 2000.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                1-800 CONTACTS, INC.


Dated: May 16, 2000             By:  /s/ Jonathan C. Coon
                                     -------------------------
                                Name:  Jonathan C. Coon
                                Title: President and Chief Executive Officer


                                By:  /s/ Scott S. Tanner
                                     -------------------------
                                Name:  Scott S. Tanner
                                Title: Chief Operating Officer and Chief
                                       Financial Officer