Form 10-Q
period 2000-07-01
1 800 CONTACTS INC
filed 2000-08-15
CIK 1050122

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ___________________.

          Commission file number:           0-23633
                                 ----------------------------------------


                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                               87-0571643
----------------------------------------------    ----------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

      66 E. Wadsworth Park Drive, 3rd Floor
                  Draper, UT                                 84020
----------------------------------------------    -----------------------------
(Address of principal executive offices)                   (Zip Code)



                                (801) 924-9800
                -----------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         [X]  Yes    [ ]  No

     As of August 8, 2000, the Registrant had 11,625,026 shares of Common Stock, par value $0.01 per share outstanding.



================================================================================

                             1-800 CONTACTS, INC.

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Balance Sheets as of January 1, 2000
            and July 1, 2000..............................................  3
          Condensed Statements of Income for the Quarter and
            Two Quarters Ended July 3, 1999 and July 1, 2000..............  4
          Condensed Statement of Stockholders' Equity for the
            Two Quarters Ended July 1, 2000...............................  5
          Condensed Statements of Cash Flows for the Two Quarters Ended
            July 3, 1999 and July 1, 2000.................................  6
          Notes to Condensed Financial Statements.........................  8
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 11
Item 3.   Quantitative and Qualitative Disclosure About Market Risk....... 16

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings............................................... 16
Item 2.   Changes in Securities and Use of Proceeds....................... 16
Item 3.   Defaults upon Senior Securities................................. 16
Item 4.   Submission of Matters to a Vote of Security Holders............. 16
Item 5.   Other Information............................................... 16
Item 6.   Exhibits and Reports on Form 8-K................................ 17

PART I.  FINANCIAL INFORMATION

Item. 1. Financial Statements


                             1-800 CONTACTS, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS


                                                                             January 1,              July 1,
                                                                               2000                   2000
                                                                            -----------            -----------
CURRENT ASSETS:
     Cash and cash equivalents                                              $ 4,329,088            $   406,655
     Inventories                                                             15,980,169             16,850,591
     Deferred income taxes                                                      405,021                477,643
     Other current assets                                                       475,587                462,929
                                                                            -----------            -----------
         Total current assets                                                21,189,865             18,197,818
PROPERTY AND EQUIPMENT, net                                                   2,266,306              2,426,266
DEFERRED INCOME TAXES                                                           116,136                167,177
INTANGIBLE ASSETS, net                                                        1,394,945              1,233,369
OTHER ASSETS                                                                     86,320                312,218
                                                                            -----------            -----------
         Total assets                                                       $25,053,572            $22,336,848
                                                                            ===========            ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligation                           $     30,166            $    10,318
     Acquisition payable                                                        300,000                      -
     Accounts payable                                                         3,059,993              7,334,902
     Accrued liabilities                                                      2,192,756              3,565,002
     Income taxes payable                                                       447,143              1,100,246
     Unearned revenue                                                           322,805                624,836
                                                                            -----------            -----------
         Total current liabilities                                            6,352,863             12,635,304
                                                                            -----------            -----------
STOCKHOLDERS' EQUITY:
     Common stock                                                               128,611                128,611
     Additional paid-in capital                                              22,992,892             23,152,149
     Retained earnings (accumulated deficit)                                 (2,061,494)             2,780,817
     Treasury stock at cost                                                  (2,359,300)           (16,360,033)
                                                                            -----------            -----------
         Total stockholders' equity                                          18,700,709              9,701,544
                                                                            -----------            -----------
         Total liabilities and stockholders' equity                         $25,053,572            $22,336,848
                                                                            ===========            ===========



           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)





                                                          Quarter Ended                    Two Quarters Ended
                                                  ----------------------------        ----------------------------
                                                     July 3,          July 1,            July 3,          July 1,
                                                      1999             2000               1999             2000
                                                  -----------      -----------        -----------      -----------
NET SALES                                         $23,960,056      $35,708,171        $46,264,313      $67,127,175
COST OF GOODS SOLD                                 14,654,683       21,247,097         28,563,830       39,779,694
                                                  -----------      -----------        -----------      -----------
     Gross profit                                   9,305,373       14,461,074         17,700,483       27,347,481
                                                  -----------      -----------        -----------      -----------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                            4,389,054        5,808,266          9,799,330       12,310,462
     Other selling, general and
         administrative expenses                    3,026,162        3,824,131          5,615,991        7,428,895
                                                  -----------      -----------        -----------      -----------
         Total selling, general and
            administrative expenses                 7,415,216        9,632,397         15,415,321       19,739,357
                                                  -----------      -----------        -----------      -----------
INCOME FROM OPERATIONS                              1,890,157        4,828,677          2,285,162        7,608,124
OTHER INCOME, net                                      86,494          117,495            170,879          233,324
                                                  -----------      -----------        -----------      -----------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                               1,976,651        4,946,172          2,456,041        7,841,448
PROVISION FOR INCOME TAXES                           (510,466)      (1,916,410)          (692,679)      (2,999,137)
                                                  -----------      -----------        -----------      -----------
NET INCOME                                        $ 1,466,185      $ 3,029,762        $ 1,763,362      $ 4,842,311
                                                  ===========      ===========        ===========      ===========
PER SHARE INFORMATION:
     Basic net income per common share            $      0.12      $      0.25        $      0.14      $      0.40
                                                  ===========      ===========        ===========      ===========
     Diluted net income per common share          $      0.12      $      0.25        $      0.14      $      0.39
                                                  ===========      ===========        ===========      ===========



           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Two Quarters Ended July 1, 2000
                                  (Unaudited)


                                                                             Retained
                                           Common Stock        Additional    Earnings         Treasury Stock
                                      ----------------------    Paid-in   (Accumulated)   -------------------------
                                         Shares      Amount     Capital     (Deficit)       Shares        Amount       Total
                                      ----------   --------- ------------ ------------    ----------   ------------  -------------
BALANCE, January 1, 2000              12,861,136   $ 128,611 $ 22,992,892 $ (2,061,494)     (341,650)  $ (2,359,300) $  18,700,709
   Purchase of treasury shares                 -           -            -            -      (984,000)   (14,323,948)   (14,323,948)
   Exercise of common stock options            -           -     (112,940)           -        53,378        323,215        210,275
   Income tax benefit from common
    stock options exercised                    -           -      272,197            -             -              -        272,197
   Net income                                  -           -            -    4,842,311             -              -      4,842,311
                                      ----------   --------- ------------ ------------    ----------   ------------  -------------
BALANCE, July 1, 2000                 12,861,136   $ 128,611 $ 23,152,149 $  2,780,817    (1,272,272)  $(16,360,033) $   9,701,544
                                      ==========   ========= ============ ============    ==========   ============  =============


           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                               Two Quarters Ended
                                                                                        --------------------------------
                                                                                           July 3,              July 1,
                                                                                            1999                 2000
                                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $ 1,763,362          $ 4,842,311
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                      434,546              525,375
         Gain on sale of property and equipment                                                   -               (2,650)
         Deferred income taxes                                                              642,679             (123,663)
         Changes in operating assets and liabilities:
            Inventories                                                                  (4,006,684)            (870,422)
            Other current assets                                                            (33,755)              12,658
            Deferred advertising costs                                                      175,631                    -
            Accounts payable                                                              4,951,176            4,274,909
            Accrued liabilities                                                           1,423,583            1,372,246
            Income taxes payable                                                             50,000              925,300
            Unearned revenue                                                                296,170              302,031
                                                                                        -----------          -----------
                Net cash provided by operating activities                                 5,696,708           11,258,095
                                                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (655,398)            (513,759)
     Proceeds from sale of property and equipment                                                 -                2,650
     Purchase of intangible assets                                                         (638,388)             (10,000)
     Equity investment                                                                            -             (220,000)
     Deposits                                                                                 5,236               (5,898)
                                                                                        -----------          -----------
                Net cash used in investing activities                                    (1,288,550)            (747,007)
                                                                                        -----------          -----------




           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Two Quarters Ended
                                                                                        --------------------------------
                                                                                          July 3,              July 1,
                                                                                           1999                 2000
                                                                                        -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock offering costs                                                            (45,521)                   -
     Common stock repurchases                                                            (1,860,005)         (14,323,948)
     Proceeds from exercise of common stock options                                          77,204              210,275
     Principal payments on capital lease obligation                                         (17,876)             (19,848)
     Payment of acquisition payable                                                               -             (300,000)
                                                                                        -----------         ------------
                Net cash used in financing activities                                    (1,846,198)         (14,433,521)
                                                                                        -----------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,561,960           (3,922,433)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,762,220            4,329,088
                                                                                        -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 6,324,180         $    406,655
                                                                                        ===========         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                             $     4,720         $      1,152
     Cash paid for income taxes                                                                   -            2,097,500





SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the period ended July 3, 1999, the Company acquired certain intangible assets for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. As of July 1, 2000, these amounts had been paid in full.



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

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                     Quarter Ended July 3, 1999                             Quarter Ended July 1, 2000
                        ---------------------------------------------------    ---------------------------------------------------
                                                               Per-Share                                              Per-Share
                           Net Income          Shares            Amount           Net Income         Shares            Amount
                        ---------------   --------------   ----------------    --------------   --------------   -----------------
  Basic EPS                  $1,466,185       12,561,348              $0.12        $3,029,762       11,963,053               $0.25
  Effect of stock
   options                                       160,432                                               208,230
                        ---------------   --------------   ----------------    --------------   --------------   -----------------
Diluted EPS                  $1,466,185       12,721,780              $0.12        $3,029,762       12,171,283               $0.25
                        ===============   ==============   ================    ==============   ==============   =================

                                   Two Quarters Ended July 3, 1999                        Two Quarters Ended July 1, 2000
                        ---------------------------------------------------    ---------------------------------------------------
                                                               Per-Share                                              Per-Share
                           Net Income          Shares            Amount           Net Income         Shares            Amount
                        ---------------   --------------   ----------------    --------------   --------------   -----------------
  Basic EPS                  $1,763,362       12,662,222              $0.14        $4,842,311       12,162,733               $0.40
  Effect of stock
   options                                       118,212                                               201,266

                        ---------------   --------------   ----------------    --------------   --------------   -----------------
  Diluted EPS                $1,763,362       12,780,434              $0.14        $4,842,311       12,363,999               $0.39
                        ===============   ==============   ================    ==============   ==============   =================

NOTE 3.  COMMON STOCK TRANSACTIONS

     During the two quarters ended July 1, 2000, the Company repurchased a total of 984,000 shares of its common stock for a total cost of $14,323,948.

     On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of July 1, 2000, the Company had repurchased 1,384,000 shares for a total cost of $16,935,609.

     During the two quarters ended July 1, 2000, employees exercised stock options to purchase 53,378 shares of common stock for a total of $210,275.

     In February 2000, the Company granted nonqualified stock options to purchase 197,596 shares of common stock at $14 per share to employees and directors of the Company. The options vest equally over a four year period and expire in ten years.

     In June 2000, the Company granted nonqualified stock options to purchase 18,800 shares of common stock to a consultant and employees of the Company. The exercise prices of the options range from $16.94 to $22.69. The options vest equally over a four year period and expire in ten years.

     Subsequent to July 1, 2000, employees exercised stock options to purchase 36,162 shares of common stock for a total of $114,295.

NOTE 4.  RELATED PARTY TRANSACTIONS

     In March 2000, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director.

NOTE 5.  STOCK SPLIT

     On July 7, 2000, the Company's Board of Directors approved a two-for-one stock split, to be effected in the form of a stock dividend. The record date for the stock split was July 24, 2000, and the payment date was August 1, 2000. This stock split has been retroactively reflected in the accompanying condensed financial statements for all periods presented.

NOTE 6.  LEGAL MATTERS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading direct marketer of replacement contact lenses.
The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $98.5 million in fiscal 1999 and from $46.3 million in the first two quarters of fiscal 1999 to $67.1 million in the first two quarters of fiscal 2000. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $18.7 million in fiscal 1999 and from $6.6 million in the first two quarters of fiscal 1999 to $21.9 million in the first two quarters of fiscal 2000.

     On July 7, 2000, the Company's Board of Directors approved a two-for-one stock split, to be effected in the form of a stock dividend. The record date for the stock split was July 24, 2000, and the payment date was August 1, 2000. All share and per share information in this Form 10-Q has been adjusted to give effect to this stock split.

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

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:



                                                                   Quarter Ended                          Two Quarters Ended
                                                        ---------------------------------          --------------------------------
                                                             July 3,           July 1,                  July 3,        July 1,
                                                              1999              2000                     1999           2000
                                                        --------------     --------------          ---------------  ---------------
Net sales                                                        100.0%             100.0%                   100.0%           100.0%
Cost of goods sold                                                61.2               59.5                     61.7             59.3
                                                        --------------     --------------          ---------------  ---------------
Gross profit                                                      38.8               40.5                     38.3             40.7
                                                        --------------     --------------          ---------------  ---------------
Advertising expense                                               18.3               16.3                     21.2             18.3
Other selling, general and administrative expenses                12.6               10.7                     12.1             11.1
                                                        --------------     --------------          ---------------  ---------------
Total selling, general and administrative expenses                30.9               27.0                     33.3             29.4
                                                        --------------     --------------          ---------------  ---------------
Income from operations                                             7.9               13.5                      5.0             11.3
Other income, net                                                  0.3                0.3                      0.3              0.4
                                                        --------------     --------------          ---------------  ---------------
Income before provision for income taxes                           8.2               13.8                      5.3             11.7
Provision for income taxes                                        (2.1)              (5.3)                    (1.5)            (4.5)
                                                        --------------     --------------          ---------------  ---------------
Net income                                                         6.1%               8.5%                     3.8%             7.2%
                                                        ==============     ==============          ===============  ===============

     Net sales. Net sales for the quarter ended July 1, 2000 increased 49% to $35.7 million from $24.0 million for the quarter ended July 3, 1999. For the two quarters ended July 1, 2000, net sales increased 45% to $67.1 million from $46.3 million for the two quarters ended July 3, 1999. The Company is realizing the benefits of repeat sales from a growing customer base. The Company added about 150,000 new customers during the second quarter of fiscal 2000. Repeat sales for the second quarter of fiscal 2000 increased 74% to $22.1 million, or 62% of net sales, from $12.7 million, or 53% of net sales, for the second quarter of fiscal 1999. Repeat sales for the first two quarters of fiscal 2000 increased 74% to $40.3 million, or 60% of net sales, from $23.4 million, or 51% of net sales, for the first two quarters of fiscal 1999. The Company also believes that this increase in net sales reflects some of the benefits of the more than $60 million it has invested in its national advertising campaign over the last several years. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for the second quarter of fiscal 2000 were $12.6 million, or 35% of net sales, as compared to
$4.1 million, or 17% of net sales, for the second quarter of fiscal 1999.   For
the first two quarters of fiscal 2000, Internet sales were $21.9 million, or 33% of net sales, as compared to $6.6 million, or 14% of net sales, for the same period in fiscal 1999. Although the Company believes that sales will increase in fiscal 2000 as compared to fiscal 1999, the Company expects the rate of growth in net sales to decrease.

     Gross profit. Gross profit as a percentage of net sales increased to 40.5% for the quarter ended July 1, 2000 from 38.8% for the quarter ended July 3, 1999. For the two quarters ended July 1, 2000, gross profit as a percentage of net sales increased to 40.7% from 38.3% for the two quarters ended July 3, 1999. With the increase in sales, the Company continues to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. In addition, the Company believes that enhanced inventory management techniques have also had a positive impact on gross profit.

     Advertising Expense. Advertising expense for the quarter ended July 1, 2000 increased $1.4 million, or 32%, from the quarter ended July 3, 1999. As a percentage of net sales, advertising expense decreased to 16.3% for the second quarter of fiscal 2000 from 18.3% for the second quarter of fiscal 1999. For the two quarters ended July 1, 2000, advertising expense increased $2.5 million, or 26%, from the two quarters ended July 3, 1999. As a percentage of net sales, advertising expense decreased to 18.3% for the first two quarters of fiscal 2000 from 21.2% for the first two quarters of fiscal 1999. The Company plans to increase advertising spending in fiscal 2000 by approximately 25% from its fiscal 1999 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended July 1, 2000 increased $0.8 million, or 26%, from the quarter ended July 3, 1999. For the two quarters ended July 1, 2000, other selling, general and administrative expenses increased $1.8 million, or 32%, from the two quarters ended July 3, 1999. As a percentage of net sales, other selling, general and administrative expenses decreased to 10.7% for the second quarter of fiscal 2000 from 12.6% for the second quarter of fiscal 1999. For the two quarters ended July 1, 2000, other selling, general and administrative expenses as a percentage of net sales decreased to 11.1% from 12.1% for the first two quarters of fiscal 1999. With the continued growth in net sales, the Company has been able to leverage the fixed portion of these expenses. In addition, variable expenses such as wages and telephone expenses have decreased as a percentage of sales largely due to the increase in the percentage of net sales via the Internet and a decrease in telephone rates.

     Other income, net. Other income, which consists primarily of interest income, increased to approximately $117,000 and $233,000 for the quarter and two quarters ended July 1, 2000, respectively, from approximately $86,000 and $171,000 for the quarter and two quarters ended July 3, 1999, respectively. Interest income has increased largely due to rising interest rates.

     Income taxes. The Company's effective tax rate for the quarter and two quarters ended July 1, 2000 was 38.7% and 38.2%, respectively. For the quarter and two quarters ended July 3, 1999, the Company's effective tax rate was 25.8% and 28.2%, respectively, which reflects changes in the valuation allowance as a result of utilizing some tax operating loss carryforwards. As of July 1, 2000, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2000 effective income tax rate will be approximately 38.5%.

Liquidity and Capital Resources

     For the two quarters ended July 1, 2000 and July 3, 1999, net cash provided by operating activities was approximately $11.3 million and $5.7 million, respectively. In the 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable offset by an increase in inventories. In the 1999 period, cash was provided primarily by net income and increases in accounts payable and accrued liabilities offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

     The Company used approximately $747,000 and $1.3 million for investing activities in the two quarters ended July 1, 2000 and July 3, 1999, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2000 period were approximately $514,000. In addition, in March 2000, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. Capital expenditures for the fiscal 1999 period were approximately $655,000. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. In addition, on May 4, 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $600,000 was paid on the closing date. The assets acquired include the web address, www.contactlenses.com, various telephone numbers and CLO's customer database. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2000 will be approximately $1.4 million.

     As of July 1, 2000, the Company had entered into commitments to purchase approximately $15 million of broadcast advertising from October 1999 through September 2000. The Company can cancel up to 50 percent of the total amount committed. As of July 1, 2000, the Company has cancelled approximately $4 million of the amount committed. In addition, the Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $4.2 million for direct mail services from January 1, 2000 through December 31, 2000.

     During the two quarters ended July 1, 2000 and July 3, 1999, the Company used approximately $14.4 million and $1.8 million for financing activities. During the fiscal 2000 period, the Company repurchased a total of 984,000 shares of its common stock for a total cost of $14,323,948. During the fiscal 1999 period, the Company repurchased a total of 310,000 shares of its common stock for a total cost of $1,860,005. In both the fiscal 2000 and 1999 periods, these repurchases were offset slightly by proceeds from the exercise of common stock options. In fiscal 2000, the Company also made its final payment relating to the 1999 purchase of CLO's assets.

     On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of July 1, 2000, the Company had repurchased 1,384,000 shares for a total cost of $16,935,609. The repurchases were funded using cash on hand.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (10.0 percent as of July 1, 2000). As of July 1, 2000, the Company had no outstanding borrowings under the credit facility. The credit facility is secured by substantially all of the Company's assets and
contains financial covenants customary for this type of financing.   The credit
facility expires April 30, 2001. As of July 1, 2000, the Company was not in compliance with the credit facility's working capital covenant. The lender has granted the Company a waiver and has subsequently modified the working capital covenant.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Based on its current operations, the Company believes it is not subject to significant market risk. As of July 1, 2000, the Company did not hold any market risk sensitive instruments and had no outstanding debt other than a capital lease obligation of $10,318. In addition, all of the Company's transactions are in U.S. dollars.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       See notes to condensed financial statements.

Item 2.   Changes in Securities and Use of Proceeds

       None.

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 19, 2000. The stockholders approved the following matters:

     . The election as directors of Stephen A. Yacktman and E. Dean Butler to serve until the annual meeting of stockholders in 2003 and until their respective successors are duly elected and qualified.

          Votes cast for the above matter:  9,853,250  against:  10

          The other directors of the Company include the following persons: (i) Jonathan C. Coon and Jason S. Subotky, who are to serve until the annual meeting of stockholders in 2001 and (ii) John F. Nichols and Scott S. Tanner, who are to serve until the annual meeting of stockholders in 2002.

     . The appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for the Company's 2000 fiscal year.

          Votes cast for the above matter:  9,850,750  abstaining:  2,510

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

Item 6.    Exhibits and Reports on Form 8-K

       (A)    Exhibit Index


              Exhibit No.   Description of Exhibit
              -----------   ------------------------
              27            Financial Data Schedule.

       (B) No reports on Form 8-K were filed by the Registrant during the quarter ended July 1, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            1-800 CONTACTS, INC.


Dated: August 15, 2000      By:    /s/ Jonathan C. Coon
                                   -------------------------
                            Name:  Jonathan C. Coon
                            Title: President and Chief Executive Officer


                            By:    /s/ Scott S. Tanner
                                   ----------------------------
                            Name:  Scott S. Tanner
                            Title: Chief Operating Officer and Chief Financial
                                   Officer