Form 10-Q
period 2000-09-30
1 800 CONTACTS INC
filed 2000-11-14
CIK 1050122

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

               For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ___________________.

                Commission file number:   0-23633
                                       -------------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                         87-0571643
--------------------------------------------       ---------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
       incorporation or organization)

   66 E. Wadsworth Park Drive, 3/rd/ Floor
                 Draper, UT                                           84020
--------------------------------------------       ---------------------------------------------
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

                           [X]  Yes         [_]  No

     As of November 7, 2000, the Registrant had 11,570,147 shares of Common Stock, par value $0.01 per share outstanding.

================================================================================

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                                                            Page No.
                                                                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheets as of January 1, 2000 and September 30, 2000................................................    3
         Condensed Statements of Income for the Quarter and Three Quarters Ended October 2, 1999 and September 30, 2000.......    4
         Condensed Statement of Stockholders' Equity for the Three Quarters Ended September 30, 2000..........................    5
         Condensed Statements of Cash Flows for the Three Quarters Ended October 2, 1999 and September 30, 2000...............    6
         Notes to Condensed Financial Statements..............................................................................    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................   11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................................................   16

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings....................................................................................................   16
Item 2.  Changes in Securities and Use of Proceeds............................................................................   16
Item 3.  Defaults upon Senior Securities......................................................................................   16
Item 4.  Submission of Matters to a Vote of Security Holders..................................................................   16
Item 5.  Other Information....................................................................................................   16
Item 6.  Exhibits and Reports on Form 8-K.....................................................................................   16

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                             1-800 CONTACTS, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                            January 1,            September 30,
                                                                              2000                    2000
                                                                           ------------           -------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $  4,329,088           $    143,205
     Inventories                                                             15,980,169             20,007,498
     Prepaid income taxes                                                       100,000                647,598
     Deferred income taxes                                                      405,021                679,255
     Other current assets                                                       375,587                592,646
                                                                         --------------          -------------
         Total current assets                                                21,189,865             22,070,202
PROPERTY AND EQUIPMENT, net                                                   2,266,306              2,582,712
DEFERRED INCOME TAXES                                                           116,136                202,260
INTANGIBLE ASSETS, net                                                        1,394,945              1,147,426
OTHER ASSETS                                                                     86,320                301,011
                                                                         --------------          -------------
         Total assets                                                      $ 25,053,572           $ 26,303,611
                                                                         ==============          =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                                        $          -           $  2,468,544
     Current portion of capital lease obligation                                 30,166                      -
     Acquisition payable                                                        300,000                      -
     Accounts payable                                                         3,059,993              8,253,843
     Accrued liabilities                                                      2,192,756              3,760,391
     Income taxes payable                                                       447,143                433,295
     Unearned revenue                                                           322,805                534,042
                                                                         --------------          -------------
         Total current liabilities                                            6,352,863             15,450,115
                                                                         --------------          -------------

STOCKHOLDERS' EQUITY:
     Common stock                                                               128,611                128,611
     Additional paid-in capital                                              22,992,892             23,757,592
     Retained earnings (accumulated deficit)                                 (2,061,494)             5,367,979
     Treasury stock at cost                                                  (2,359,300)           (18,400,686)
                                                                         --------------          -------------
         Total stockholders' equity                                          18,700,709             10,853,496
                                                                         --------------          -------------
         Total liabilities and stockholders' equity                        $ 25,053,572           $ 26,303,611
                                                                         ==============          =============


           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Quarter Ended                        Three Quarters Ended
                                                  -------------------------------         -----------------------------
                                                  October 2,        September 30,         October 2,      September 30,
                                                     1999               2000                 1999             2000
                                                 ------------       -------------       ------------      -------------
NET SALES                                        $ 26,889,818       $ 40,724,366        $ 73,154,131      $107,851,541
COST OF GOODS SOLD                                 15,953,417         24,365,987          44,517,247        64,145,681
                                                 ------------       ------------        ------------      ------------
     Gross profit                                  10,936,401         16,358,379          28,636,884        43,705,860
                                                 ------------       ------------        ------------      ------------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                            6,493,585          7,947,936          16,292,915        20,258,398
     Other selling, general and
         administrative expenses                    3,119,890          4,189,393           8,735,881        11,618,288
                                                 ------------       ------------        ------------      ------------
         Total selling, general and
            administrative expenses                 9,613,475         12,137,329          25,028,796        31,876,686
                                                 ------------       ------------        ------------      ------------
INCOME FROM OPERATIONS                              1,322,926          4,221,050           3,608,088        11,829,174
OTHER INCOME (EXPENSE), net                          (247,376)            26,475             (76,497)          259,799
                                                 ------------       ------------        ------------      ------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                               1,075,550          4,247,525           3,531,591        12,088,973
PROVISION FOR INCOME TAXES                            (50,000)        (1,660,363)           (742,679)       (4,659,500)
                                                 ------------       ------------        ------------      ------------
NET INCOME                                       $  1,025,550       $  2,587,162        $  2,788,912      $  7,429,473
                                                 ============       ============        ============      ============

PER SHARE INFORMATION:
     Basic net income per common share           $       0.08       $       0.22        $       0.22      $       0.62
                                                 ============       ============        ============      ============
     Diluted net income per common share         $       0.08       $       0.22        $       0.22      $       0.61
                                                 ============       ============        ============      ============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Three Quarters Ended September 30, 2000
                                  (Unaudited)

                                                                              Retained
                                                             Additional       Earnings
                                         Common Stock         Paid-in       (Accumulated)        Treasury Stock
                                     ---------------------                                 -------------------------
                                       Shares     Amount     Capital        (Deficit)        Shares        Amount         Total
                                     ----------  ---------  ------------  --------------   ----------   ------------  --------------
BALANCE, January 1, 2000             12,861,136  $ 128,611  $22,992,892   $ (2,061,494)     (341,650)    (2,359,300)  $  18,700,709
 Purchase of treasury shares                  -          -            -              -    (1,084,000)   (16,841,448)    (16,841,448)
 Exercise of common stock options             -          -     (380,620)             -       132,041        800,062         419,442
 Income tax benefit from common
   stock options exercised                    -          -    1,145,320              -             -              -       1,145,320
 Net income                                   -          -            -      7,429,473             -              -       7,429,473
                                     ----------  ---------  -----------   ------------    ----------   ------------   -------------
BALANCE, September 30, 2000          12,861,136  $ 128,611  $23,757,592   $  5,367,979    (1,293,609)  $(18,400,686)  $  10,853,496
                                     ==========  =========  ===========   ============    ==========   ============   =============

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Three Quarters Ended
                                                                                        ---------------------------------
                                                                                         October 2,         September 30,
                                                                                            1999                2000
                                                                                        -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $ 2,788,912          $ 7,429,473
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                      679,428              821,373
         Loss (gain) on sale of property and equipment                                          941               (2,650)
         Deferred income taxes                                                              642,679             (360,358)
         Changes in operating assets and liabilities:
            Inventories                                                                  (5,046,984)          (4,027,329)
            Prepaid income taxes                                                            (50,000)            (547,598)
            Other current assets                                                            184,405             (217,059)
            Deferred advertising costs                                                      175,631                    -
            Accounts payable                                                              3,560,543            5,193,850
            Accrued liabilities                                                           1,424,196            1,567,635
            Income taxes payable                                                            100,000            1,131,472
            Unearned revenue                                                                169,305              211,237
                                                                                        -----------          -----------
                Net cash provided by operating activities                                 4,629,056           11,200,046
                                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (869,953)            (880,260)
     Proceeds from sale of property and equipment                                                 -                2,650
     Purchase of intangible assets                                                         (638,388)             (10,000)
     Equity investment                                                                            -             (220,000)
     Deposits                                                                                 6,756                5,309
                                                                                        -----------          -----------
                Net cash used in investing activities                                    (1,501,585)          (1,102,301)
                                                                                        -----------          -----------

           The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             1-800 CONTACTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Three Quarters Ended
                                                                                        ---------------------------------
                                                                                         October 2,         September 30,
                                                                                            1999                2000
                                                                                        -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                                            (2,405,911)         (16,841,448)
     Proceeds from exercise of common stock options                                         131,662              419,442
     Net borrowings on line of credit                                                             -            2,468,544
     Principal payments on capital lease obligation                                         (27,170)             (30,166)
     Payment of acquisition payable                                                               -             (300,000)
                                                                                        -----------         ------------
                Net cash used in financing activities                                    (2,301,419)         (14,283,628)
                                                                                        -----------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        826,052           (4,185,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,762,220            4,329,088
                                                                                        -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 4,588,272         $    143,205
                                                                                        ===========         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                             $    31,384         $      1,999
     Cash paid for income taxes                                                              50,000            4,435,984

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the period ended October 2, 1999, the Company acquired certain intangible assets for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. As of September 30, 2000, these amounts had been paid in full.

During the three quarters ended September 30, 2000, the Company recorded a $1,145,320 tax benefit, resulting from common stock options exercised, as an increase in additional paid-in capital.

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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                Quarter Ended October 2, 1999               Quarter Ended September 30, 2000
                          -------------------------------------------  --------------------------------------------
                                                         Per-Share                                     Per-Share
                           Net Income       Shares         Amount       Net Income        Shares         Amount
                          -------------  -------------  ------------   -------------  --------------  ------------
  Basic EPS                  $1,025,550     12,547,102      $   0.08    $ 2,587,162      11,584,136      $   0.22
  Effect of stock options                      169,774                                       290,471
                          -------------  -------------  ------------   -------------  --------------  ------------
  Diluted EPS                $1,025,550     12,716,876      $   0.08    $ 2,587,162      11,874,607      $   0.22
                          =============  =============  ============   =============  ==============  ============


                             Three Quarters Ended October 2, 1999       Three Quarters Ended September 30, 2000
                          -------------------------------------------  -------------------------------------------
                                                         Per-Share                                    Per-Share
                           Net Income       Shares         Amount       Net Income       Shares         Amount
                          -------------  -------------  ------------   ------------  --------------  ------------
  Basic EPS                  $2,788,912     12,623,848      $   0.22    $ 7,429,473      11,969,867      $   0.62
  Effect of stock options                      135,398                                      231,134
                          -------------  -------------  ------------   ------------  --------------  ------------
  Diluted EPS                $2,788,912     12,759,246      $   0.22    $ 7,429,473      12,201,001      $   0.61
                          =============  =============  ============   ============  ==============  ============

NOTE 3.  COMMON STOCK TRANSACTIONS

         During the three quarters ended September 30, 2000, the Company repurchased a total of 1,084,000 shares of its common stock for a total cost of $16,841,448.

         On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of September 30, 2000, the Company had repurchased 1,484,000 shares for a total cost of $19,453,109.

         During the three quarters ended September 30, 2000, employees exercised stock options to purchase 132,041 shares of common stock for a total of $419,442.

         During the three quarters ended September 30, 2000, the Company granted nonqualified stock options to purchase 286,396 shares of common stock to a consultant, employees and directors of the Company. The exercise prices of the options range from $14.00 to $43.75. The options vest equally over a four-year period and expire in ten years.

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

NOTE 6.  LINE OF CREDIT

         The Company has a revolving credit facility that provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (10.0 percent as of September 30, 2000). As of September 30, 2000, the Company's outstanding borrowings on the credit facility were $2,468,544. The credit facility expires April 30, 2001. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. As of September 30, 2000, the Company was in compliance with these covenants.

NOTE 7.  LEGAL MATTERS

         On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. The complaint alleged three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requested various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction. The Company removed the action to the United States District Court for the Central District of California. Plaintiff and another California optometrist, Ellis Miles, (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks injunctive relief and restitution rather than damages. Plaintiffs also dismissed the Company's directors as defendants, leaving the Company as the only remaining defendant. The Company has filed its Answer to the FAC and intends to vigorously defend itself in this action. The parties agreed to remand the case to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on behalf of themselves or other optometrists. The Court remanded the case to Los Angeles County Superior Court in August 1999. The case has been assigned to Judge Ronald M. Sohigian who has heard arguments. The judge is presently considering the motions.

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

         On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. The complaint alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses and (2) dispensed contact lenses without such a prescription. Just prior to becoming aware of the complaint, the Company had discussed and resolved these very issues with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses like the Company. The Company entered into a written settlement agreement with the TDH effective February 29, 2000. The implementation of this agreement begins November 2000. The Company has filed an answer to the complaint and plans to vigorously defend this action should the Texas Optometry Board still choose to pursue it.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $98.5 million in fiscal 1999 and from $73.2 million in the first three quarters of fiscal 1999 to $107.9 million in the first three quarters of fiscal 2000. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $18.7 million in fiscal 1999 and from $12.4 million in the first three quarters of fiscal 1999 to $38.1 million in the first three quarters of fiscal 2000.

         On July 24, 2000, the Company effected a two-for-one stock split. All share and per share information in this Form 10-Q has been adjusted retroactively to give effect to this stock split.

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

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                             Quarter Ended                Three Quarters Ended
                                                      ------------------------------  ------------------------------
                                                       October 2,      September 30,    October 2,     September 30,
                                                          1999            2000            1999            2000
                                                      ------------     ------------   ------------  ----------------
Net sales                                                    100.0%           100.0%        100.0%            100.0%
Cost of goods sold                                            59.3             59.8          60.9              59.5
                                                      ------------       ----------     ----------        ---------
Gross profit                                                  40.7             40.2          39.1              40.5
                                                      ------------       ----------     ----------        ---------
Advertising expense                                           24.2             19.5          22.3              18.7
Other selling, general and administrative expenses            11.6             10.3          11.9              10.8

                                                      ------------       ----------     ----------        ---------
Total selling, general and administrative expenses            35.8             29.8          34.2              29.5
                                                      ------------       ----------     ----------        ---------
Income from operations                                         4.9             10.4           4.9              11.0
Other income (expense), net                                   (0.9)             0.0          (0.1)              0.2
                                                      ------------       ----------     ----------        ---------
Income before provision for income taxes                       4.0             10.4           4.8              11.2
Provision for income taxes                                    (0.2)            (4.1)         (1.0)             (4.3)
                                                      ------------       ----------     ----------        ---------
Net income                                                     3.8%             6.3%          3.8%              6.9%
                                                      ============       ==========     ==========        =========

         Net sales. Net sales for the quarter ended September 30, 2000 increased 51% to $40.7 million from $26.9 million for the quarter ended October 2, 1999. For the three quarters ended September 30, 2000, net sales increased 47% to $107.9 million from $73.2 million for the three quarters ended October 2, 1999. The Company is realizing the benefits of repeat sales from a growing customer base. The Company added over 165,000 new customers during the third quarter of fiscal 2000. Repeat sales for the third quarter of fiscal 2000 increased 68% to $25.3 million, or 62% of net sales, from $15.1 million, or 56% of net sales, for the third quarter of fiscal 1999. Repeat sales for the first three quarters of fiscal 2000 increased 70% to $65.6 million, or 61% of net sales, from $38.5 million, or 53% of net sales, for the first three quarters of fiscal 1999. The Company also believes that this increase in net sales reflects some of the benefits of the nearly $70 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for the third quarter of fiscal 2000 were $16.2 million, or 40% of net sales, as compared to $5.8 million, or 22% of net sales, for the third quarter of fiscal 1999. For the first three quarters of fiscal 2000, Internet sales were $38.1 million, or 35% of net sales, as compared to $12.4 million, or 17% of net sales, for the same period in fiscal 1999. Although sales will increase in fiscal 2000 as compared to fiscal 1999, the Company expects the rate of growth in net sales to decrease.

         Gross profit. Gross profit as a percentage of net sales decreased to 40.2% for the quarter ended September 30, 2000 from 40.7% for the quarter ended October 2, 1999. For the three quarters ended September 30, 2000, gross profit as a percentage of net sales increased to 40.5% from 39.1% for the three quarters ended October 2, 1999. With the increase in sales, the Company continues to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. The Company also believes that enhanced inventory management techniques have also had a positive impact on gross profit. These factors are offset by the increase in Internet sales as a percentage of net sales since Internet orders generate lower gross profit because the Company offers free shipping on those orders.

         Advertising expense. Advertising expense for the quarter ended September 30, 2000 increased $1.5 million, or 22%, from the quarter ended October 2, 1999. As a percentage of net sales, advertising expense decreased to 19.5% for the third quarter of fiscal 2000 from 24.2% for the third quarter of fiscal 1999. For the three quarters ended September 30, 2000, advertising expense increased $4.0 million, or 24%, from the three quarters ended October 2, 1999. As a percentage of net sales, advertising expense decreased to 18.7% for the first three quarters of fiscal 2000 from 22.3% for the first three quarters of fiscal 1999. The Company plans to increase advertising spending in fiscal 2000 by approximately 25% from its fiscal 1999 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended September 30, 2000 increased $1.1 million, or 34%, from the quarter ended October 2, 1999. For the three quarters ended September 30, 2000, other selling, general and administrative expenses increased $2.9 million, or 33%, from the three quarters ended October 2, 1999. As a percentage of net sales, other selling, general and administrative expenses decreased to 10.3% for the third quarter of fiscal 2000 from 11.6% for the third quarter of fiscal 1999. For the three quarters ended September 30, 2000, other selling, general and administrative expenses as a percentage of net sales decreased to 10.8% from 11.9% for the first three quarters of fiscal 1999. With the continued growth in net sales, the Company has been able to leverage the fixed portion of these expenses. In addition, some variable expenses such as wages and telephone expenses have decreased as a percentage of sales largely due to the increase in the percentage of net sales via the Internet and a decrease in telephone rates.

         Other income (expense), net. Other income (expense) increased to approximately $26,000 and $260,000 for the quarter and three quarters ended September 30, 2000, respectively, from approximately ($247,000) and ($76,000) for the quarter and three quarters ended October 2, 1999, respectively. During the third quarter of fiscal 1999, the Company expensed approximately $293,000 in costs related to the Company's cancelled common stock offering.

         Income taxes. The Company's effective tax rate for the quarter and three quarters ended September 30, 2000 was 39.1% and 38.5%, respectively. For the quarter and three quarters ended October 2, 1999, the Company's effective tax rate was 4.6% and 21.0%, respectively, which reflects a reduction in the valuation allowance as a result of utilizing some tax operating loss carryforwards. As of September 30, 2000, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2000 effective income tax rate will be approximately 38.5%.

Liquidity and Capital Resources

         For the three quarters ended September 30, 2000 and October 2, 1999, net cash provided by operating activities was approximately $11.2 million and $4.6 million, respectively. In the fiscal 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable offset by an increase in inventories. In the fiscal 1999 period, cash was provided primarily by net income and increases in accounts payable and accrued liabilities offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

         The Company used approximately $1.1 million and $1.5 million for investing activities in the three quarters ended September 30, 2000 and October 2, 1999, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2000 period were approximately $880,000. In addition, in March 2000, the Company made a $220,000 investment in an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. Capital expenditures for the fiscal 1999 period were approximately $870,000. The Company began operations in its new distribution center in February 1999. This new facility is several times the size of the prior distribution center and is strategically located near the Salt Lake City, Utah airport. In addition, on May 4, 1999, the Company acquired the assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $600,000 was paid on the closing date. The assets acquired include the web address, www.contactlenses.com, various telephone numbers and CLO's customer database. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2000 will be approximately $1.4 million.

         As of September 30, 2000, the Company had entered into commitments to purchase approximately $13.8 million of broadcast advertising from October 2000 through September 2001. The Company can cancel approximately $3.6 million of the total amount committed. In addition, the Company has entered into certain noncancelable commitments with cooperative mail companies that will require the Company to pay approximately $4.2 million for direct mail services from January 1, 2000 through December 31, 2000.

         During the three quarters ended September 30, 2000 and October 2, 1999, the Company used approximately $14.3 million and $2.3 million for financing activities. During the fiscal 2000 period, the Company repurchased a total of 1,084,000 shares of its common stock for a total cost of $16,841,448. During the fiscal 1999 period, the Company repurchased a total of 360,000 shares of its common stock for a total cost of $2,405,911. In both the fiscal 2000 and 1999 periods, these repurchases were offset slightly by proceeds from the exercise of common stock options. In fiscal 2000, the Company also made its final payment relating to the 1999 purchase of CLO's assets and had net borrowings on its revolving credit facility of approximately $2.5 million.

         On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of September 30, 2000, the Company had repurchased 1,484,000 shares for a total cost of $19,453,109. The repurchases were funded using cash on hand.

         The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate plus 0.5 percent (10.0 percent as of September 30, 2000). As of September 30, 2000, the Company's outstanding borrowings on the credit facility were $2,468,544. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2001.

         The Company believes that its cash on hand, together with cash generated from operations and the cash available through the credit facility, will be sufficient to support current operations and future growth through fiscal 2001. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

 .        The Company's business could be harmed if it is required to collect state sales tax on sales of all products;

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of September 30, 2000, the Company's outstanding borrowings on the credit facility were $2,468,544. The credit facility bears interest at a variable rate.

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

Item 6.      Exhibits and Reports on Form 8-K

             (A)  Exhibit Index

                     Exhibit No.        Description of Exhibit
                     -----------        ----------------------

                     27                 Financial Data Schedule.

             (B) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    1-800 CONTACTS, INC.

Dated: November 14, 2000            By:    /s/ Jonathan C. Coon
                                           ------------------------------------
                                    Name:  Jonathan C. Coon
                                    Title: President and Chief Executive Officer

                                    By:    /s/ Scott S. Tanner
                                           ------------------------------------
                                    Name:  Scott S. Tanner
                                    Title: Chief Operating Officer and
                                           Chief Financial Officer