Form 10-K
period 2000-12-30
1 800 CONTACTS INC
filed 2001-03-30
CIK 1050122

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 30, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

          Commission file number:     0-23633
                                    -----------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

                          Delaware                                                    87-0571643
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

      66 E. Wadsworth Park Drive 3rd Floor, Draper, UT                                   84020
--------------------------------------------------------------           ------------------------------------
          (Address of principal executive offices)                                     (Zip Code)

      Registrant's telephone number, including area code:  (801) 924-9800

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

                              [X] Yes     [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 19, 2001 at a closing sale price of $21.938 as reported by the Nasdaq National Market ("Nasdaq") was approximately $150 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 19, 2001, the Registrant had 11,588,125 shares of Common Stock, par value $0.01 per share, outstanding.


                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 18, 2001 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

-------------------------------------------------------------------------------

                             1-800 CONTACTS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                       Page No.
                                                                                       --------
PART I
Item 1.      Business................................................................      3
Item 2.      Properties..............................................................     12
Item 3.      Legal Proceedings.......................................................     13
Item 4.      Submission of Matters to a Vote of Security Holders.....................     14
Item 4A.     Executive Officers of the Registrant....................................     14

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...     15
Item 6.      Selected Financial Data.................................................     16
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................     17
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............     23
Item 8.      Financial Statements and Supplementary Data.............................     23
Item 9.      Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure..................................................     24

PART III
Item 10.     Directors and Executive Officers of the Registrant......................     24
Item 11.     Executive Compensation..................................................     24
Item 12.     Security Ownership of Certain Beneficial Owners and Management..........     24
Item 13.     Certain Relationships and Related Transactions..........................     24

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........     24

                                  PART I

Item 1. Business.

Overview

     1-800 CONTACTS, INC. (the "Company") was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company is the successor to the business founded by the Company's Vice President of Sales in March 1991. The Company's principal executive office is located at 66 E. Wadsworth Park Drive 3rd Floor, Draper, Utah 84020, and its telephone number is (801) 924-9800. The Company maintains a website on the Internet at www.1800contacts.com.

     The Company is a leading direct marketer of replacement contact lenses. As of December 30, 2000, the Company had shipped more than 3.7 million orders to approximately 1.8 million customers since inception. Through its easy-to-remember, toll-free telephone number, "1-800 CONTACTS" (1-800-266-8228), and through its Internet addresses, which include "www.1800contacts.com," "www.contacts.com" and "www.contactlenses.com," the Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson, CIBA Vision, Wesley Jessen (recently acquired by CIBA Vision), Bausch & Lomb, Ocular Sciences and CooperVision. The Company's high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. As a result of its extensive inventory of more than 30,000 SKUs, the Company generally ships approximately 90% of its orders within one business day of receipt. The Company believes that it offers its customers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. The Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $145 million in fiscal 2000.

     The Internet is the Company's fastest-growing sales channel and a more cost-effective way for the Company to serve its customers. The Company's Internet sales for fiscal 2000 were $53.8 million compared to $18.7 million in the previous fiscal year. During the fourth quarter of fiscal 2000, new Internet orders represented approximately 47% of the Company's total new orders. Its online presence enables the Company to operate more efficiently by substantially eliminating the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence. The Company believes that its customers will increasingly use the Internet to order and reorder replacement contact lenses.

     The Company markets its products through a national advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer awareness and repeat business. The Company spent approximately $25.6 million on advertising in fiscal 2000 and has invested more than $74 million in its national advertising campaign over the last several years. The Company's experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

Industry Overview

     Industry analysts estimate that over 50% of the United States' population need some form of corrective eyewear. Contact lenses are a convenient, cost-effective alternative to eyeglasses, and the number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing. The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are replaced on a daily, weekly, or bi-weekly basis.

     Traditionally, contact lenses were sold to consumers almost exclusively by either ophthalmologists or optometrists (referred to herein collectively as "eye care practitioners"). Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and subsequently provide all replacement lenses, regardless of whether the patient was given or required another eye examination. Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner. Over the last decade, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

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

     The Company believes that the growth and acceptance of the Internet presents significant opportunities for direct marketers of contact lenses such as the Company. The factors driving this growth include the increasing number and decreasing cost of personal computers in homes and offices, technological innovations providing easier, faster and cheaper access to the Internet, the proliferation of content and services being provided on the Internet and the increasing use of the Internet by business and consumers as a medium for conducting business.

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

     Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby impeding patients from purchasing lenses from a direct marketer. In addition, until recently substantially all of the major manufacturers of contact lenses had refused to sell contact lenses directly to direct marketing companies and had sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses have been reduced and may be completely eliminated in the future. The Federal Trade Commission (the "FTC") has from time to time solicited comments regarding whether eye care practitioners should be required to release contact lens prescriptions to their patients. In addition, the Attorneys General for more than 30 states have joined in a lawsuit against the major contact lens manufacturers and certain eye care practitioners and their trade associations alleging that the manufacturers' policy not to sell to direct marketers was adopted in conspiracy with eye care practitioners to eliminate alternative channels of trade from the contact lens market. See "Purchasing and Principal Suppliers" and "Government Regulation."

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

     The Company is a direct marketer of replacement contact lenses and does not manufacture contact lenses or provide eye examinations or related services to its customers. The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBA Vision, Wesley Jessen (recently acquired by CIBA Vision), Bausch & Lomb, Ocular Sciences and CooperVision. The Company stocks a large inventory of lenses from which it can ship approximately 90% of its orders within one business day of receipt. The Company believes that its ability to maintain a large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in the direct marketing of contact lenses.

     In July 1997, the Company was approved as an authorized distributor of CIBA Vision. The Company also purchases product directly from certain other manufacturers. See "Purchasing and Principal Suppliers." The Company's products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer. From time to time, the Company purchases contact lenses that were labeled as "samples" by the manufacturer. Such lenses are sometimes offered by the Company to customers as part of promotional programs at reduced prices.

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

     The Company spent approximately $25.6 million on advertising in fiscal 2000 and intends to increase advertising spending in fiscal 2001 to continue its nationwide advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. The Company's advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases. In addition, the Company intends to continue expanding its direct marketing campaign to its more than 1.8 million customers through the U.S. mail and e-mail.

     A brief description of the principal components of the Company's national advertising campaign is set forth below:

     Broadcast. The Company utilizes a nationwide broadcast advertising campaign with significant purchases on both cable and network television. The Company's television ads typically focus on its ability to rapidly deliver to customers the same contact lenses offered by eye care practitioners. The Company believes that its easy-to-remember phone number and Internet address make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS brand name.

     Internet. The Company uses the unique resources of the Internet as a means of marketing in an effort to drive new and repeat traffic. The Company continues to seek opportunities to expand its presence within highly trafficked content sites.

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

Management Information Systems

     The Company has developed proprietary management information systems that integrate the Company's order entry and order fulfillment operations. The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service. The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company's inventory levels for substantially all of its products; (iii) rapidly process credit card orders;
(iv) increase the speed of the shipping process with integrated and automated shipping functions and (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses.

     The management information systems provide the Company's customer service representatives ("CSRs") with real-time product availability information for substantially all of its products through a direct connection with the Company's distribution center, whereupon information is immediately updated as lenses are shipped. In addition, Internet customers can obtain real-time product availability information for many products. The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to charge the customer's card and ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer. CSRs also have access to records of all prior contact with a customer, including the customer's address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax. Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer's order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR then contacts the customer to inform them of the delay.

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

     The Company believes its customers are particularly sensitive to the way merchants and salespeople communicate with them. The Company strives to hire energetic, service-oriented CSRs who can understand and relate to customers. CSRs participate in an extensive training program. The Company also has a quality assurance department. This department monitors and reviews the CSRs' performance and coaches the CSRs as necessary.

     The Company completed the move into its new call center during July 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. Since the move, the Company has further upgraded and enhanced its management information systems, as this is a continual process. In its current facility, the Company believes it has the capacity to handle up to 30,000 calls per day. The Company believes that it processes telephone orders on average in less time than its competitors, which allows each CSR to handle a greater number of orders per day.

     The laws in most states require that contact lenses be sold pursuant to a valid prescription. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company's general operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription but does have the prescription information obtained directly from the customer's eye care practitioner, the Company attempts to contact the customer's eye care practitioner to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's general practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

     Internet. The Company's website, contacts.com, provides customers with a quick, efficient and cost-effective method for obtaining replacement contact lenses 24 hours a day, 7 days a week. The Company is continually upgrading the content and functionality of its website. The website allows customers to easily browse and purchase substantially all of the Company's products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking. During the call center's operating periods, the Company offers service and support to its Internet customers over the telephone. The Company also provides real-time online messaging and e-mail support to customers 24 hours a day, 7 days a week. The Company's website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transactional costs.

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

     The Company began operations in its new distribution center in February 1999. This new facility is strategically located near the Salt Lake City, Utah airport. In the fourth quarter of fiscal 2000, the Company nearly doubled the size of its distribution center, increasing the total space to approximately 66,000 square feet.

Purchasing and Principal Suppliers

     Until recently, substantially all of the major manufacturers of contact lenses had refused to sell lenses directly to direct marketers, including the Company, and had sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers. In June 1994, the Attorney General for the State of Florida, acting on behalf of disposable contact lens consumers in that state, filed an anti-trust action against Johnson &

Johnson, CIBA Vision, Bausch & Lomb and certain eye care practitioners and their trade associations alleging, among other things, that the contact lens manufacturers' policy not to sell to mail order distributors and others was adopted in conspiracy with eye care practitioners, as the result of pressure by eye care practitioners, in order to eliminate alternative channels of trade from the disposable lens market (the "Florida Action").

     In December 1996, the Attorney General for the State of New York, on behalf of itself and the Attorney Generals for approximately 21 other States, filed a substantially similar action naming three major manufacturers of soft contact lenses as well as several optometrists and their trade associations as defendants (the "New York Action"). Additional states have joined the New York Action since it was filed, and the Florida Action and the New York Action have been consolidated (the "Attorney General Action"). The Attorney General Action entered into the trial phase in March 2001 in Jacksonville, Florida. Based upon public filings made in the Attorney General Action, the Company believes that one defendant, CIBA Vision Corporation, has entered into a proposed settlement agreement pursuant to which it has agreed to pay $5 million into a settlement fund, agreed to provide rebates and coupons to consumers and agreed to begin to sell soft contact lenses to direct marketers. Since this settlement agreement was announced, the Company has become an authorized distributor of CIBA Vision's contact lenses and can purchase such lenses at wholesale level prices. Based upon a press release issued by Bausch & Lomb in February 2001, the Company believes that Bausch & Lomb has entered into a proposed settlement agreement pursuant to which it has agreed to pay $8 million into a settlement fund, agreed to provide rebates and coupons to consumers and agreed to begin to sell its contact lenses to direct marketers.

     As of the date of this filing, Johnson & Johnson and Ocular Sciences are the only major manufacturers who refuse to sell directly to the Company.

     As a result of some manufacturers' refusal to sell to direct marketers, the Company is not an authorized dealer for some of the products which it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future, particularly in light of the Company's anticipated growth. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor approximately 47%, 38% and 35% of its contact lens inventory in fiscal 1998, 1999 and 2000, respectively. The Company's top three suppliers accounted for approximately 70%, 68% and 62% of the Company's inventory purchases in fiscal 1998, 1999 and 2000, respectively. The Company believes that a substantial number of its suppliers are not authorized by contact lens manufacturers to distribute their products. The Company does not have written agreements with substantially all of its suppliers. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices.

Competition

     The retail sale of contact lenses is a highly competitive and fragmented industry. Traditionally, contact lenses were sold to customers almost exclusively by eye care practitioners in connection with providing them an eye examination. Competition for patients and the revenue related to providing them contact lenses significantly increased as optical chains and large discount retailers began providing optical services and has further intensified with the entry of direct marketers such as the Company. The Company believes that the eye care profession suffers from a surplus of eye care practitioners, and that the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains, mass merchandisers and direct marketers. Consequently, the competition amongst eye care practitioners to acquire customers and the competition to provide replacement lenses to such customers has intensified.

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

     The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with contact lens manufacturers, which in some cases affords such competitors with better pricing terms, access to supply and other sales and marketing programs. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The Company believes that the principal basis of competition in the industry include price, product availability, customer service and consumer awareness.

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

     State Regulation. The sale and delivery of contact lenses to the consumer is subject to state laws and regulations. The Company sells to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of contact lenses vary from state to state, but generally can be classified into six categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses; (iii) laws that require lenses be dispensed only in a face-to-face transaction; (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; (v) agreements with regulatory authorities which regulate the dispensing of contact lenses and (vi) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. Many of the states requiring that contacts be dispensed in face-to-face meetings or by a person licensed by such state to dispense lenses also require that lenses only be dispensed pursuant to a valid prescription.

     The laws and regulations in a significant number of states, including most of the states wherein a large portion of the Company's sales are concentrated, require that contact lenses only be sold to a consumer pursuant to a valid prescription. In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer's prescription with the customer's prescriber, while other states specifically require that a written prescription be obtained before providing the lenses to the customer. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company's general operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription but does have the prescription information obtained directly from the customer's eye care practitioner, the Company attempts to contact the customer's eye care practitioner to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's general practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

     The Company's ability to comply with state laws and regulations requiring a valid prescription is hampered because the Company's customers are often unable to get a copy of their prescription. The Company believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient's contact lens prescription to the patient. In addition, such providers have refused to release or verify prescriptions at the request of direct marketers. Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patient's request, is under review by the FTC. In the absence of federal law on the matter, contact lens prescription release is currently governed by state law. The Company believes there are approximately 22 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient. However, even in states with a mandatory release law, the Company believes that many prescribers continue to refuse to release prescriptions to their patients or to direct marketers of contact lenses, including the Company.

     In addition to requiring a valid prescription, a substantial number of states also require that contact lenses only be dispensed by a person licensed to do so under that state's laws. A dispenser may be required to be licensed as an optometrist, ophthalmologist, optician, ophthalmic dispenser or contact lens dispenser, depending on the state in which the customer is located. Neither the Company nor any of its employees is a licensed or registered dispenser of contact lenses in many of the states in which the Company does business. The laws in a small number of states effectively prohibit the sale of contacts through the mail by requiring that a person licensed under that state's law to dispense contacts be in personal attendance at the place of sale. In addition, there are several states in which the laws and regulations do not specifically address the issue of who may dispense contact lenses or are unclear with respect to the requirements for dispensing lenses. Generally, these laws are older and were written before mail order and other distributors began selling contact lenses. Lastly, the Company believes that the laws in a small number of states do not require that replacement contact lenses be dispensed pursuant to a prescription or only by a professional licensed in such state.

     Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in: (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription; (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iv) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and to continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company's compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel. The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

     An FTC rule adopted in 1978 requires eye care practitioners to provide their patients with a copy of their eyeglass prescription (the "Prescription Release Rule"). The Prescription Release Rule was adopted based on a finding by the FTC that consumers were being deterred from comparison shopping for eyeglasses because eye care practitioners refused to release prescriptions. In April 1997, the FTC published a request for comments regarding the

Prescription Release Rule with respect to whether the rule should be expanded to require the release of contact lens prescriptions, whether consumers have historically been able to get their contact lens prescriptions upon request and whether the refusal to release contact lens prescriptions has benefits justifying such refusal. The April 1997 request for comment is still open. The Attorneys General of 17 states have provided comment to the FTC in support of extending the Prescription Release Rule to contact lenses. The FTC undertook a similar review in 1985 and again in 1995, both times concluding that the rule should not be expanded to require the release of contact lens prescriptions.

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

Intellectual Property

     The Company conducts its business under the trade name and service marks "1-800 CONTACTS." The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. The Company owns the right to use the 1-800 CONTACTS telephone number. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone number. The Company does not expect to lose the right to use the 1-800 CONTACTS number; however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

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

Employees

     As of December 30, 2000 the Company employed 368 persons, of which 246 were full-time employees and 122 were part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 2. Properties.

     The Company's management and call center operations are located in Draper, Utah, a suburb of Salt Lake City. In January 2001, the Company amended its lease agreement to increase the space by approximately 7,000 square feet, bringing the total leased space to approximately 39,000 square feet. The lease term was extended to 2006.

     The Company's distribution center is located near the Salt Lake City, Utah airport. In October 2000, the Company amended its lease agreement to increase the space by approximately 31,000 square feet, bringing the total leased space to approximately 66,000 square feet. The lease term for the distribution center was extended through December 2002.

Item 3. Legal Proceedings.

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. The complaint alleged three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requested various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction. The Company removed the action to the United States District Court for the Central District of California. Plaintiff and another California optometrist, Ellis Miles, (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks injunctive relief and restitution rather than damages. Plaintiffs also dismissed the Company's directors as defendants, leaving the Company as the only remaining defendant. Upon agreement among the parties, the case was remanded to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on behalf of themselves or other optometrists. In response to a series of motions filed by the Company, plaintiffs abandoned their claim for selling lenses without being registered. In addition, by Order dated January 12, 2001, the Court granted the Company's motion to strike all claims for monetary relief without leave to amend. Plaintiffs filed a Petition for Writ of Mandate with the California Court of Appeals on or about January 21, 2001, seeking to overturn the trial court's ruling. The Court of Appeals denied plaintiffs petition on February 15, 2001. Plaintiff filed a Petition for Review with the California Supreme Court on or about February 21, 2001. The Supreme Court has not yet ruled on this petition.

     On April 7, 1999, the Kansas Board of Examiners in Optometry ("KBEO") commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that "on one or more occasions" the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel, and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. The parties are now engaging in fact and expert discovery in preparation for trial.

     On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. The complaint alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses and (2) dispensed contact lenses without such a prescription. The Company has filed an answer to the complaint and plans to vigorously defend this action.

     The Company entered into a written settlement agreement with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses, which became effective February 29, 2000, relating to the Company's sales practices in Texas. The implementation of this agreement began November 2000. The agreement allows for a review of and, if necessary, changes to the Company's practices during a six month period. The TDH issued a Notice of Violation against the Company on or about February 26, 2001, alleging that the Company failed to comply with certain provisions of the agreement. The Company will be engaging in discussions with the TDH regarding this notice.

     From time to time the Company is involved in other legal matters generally incidental to its business.

     It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not likely have a material impact on the financial condition, liquidity or results of operations of the

Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's results of operations and financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's scurity holders in the fourth quarter of fiscal 2000.

Item 4A. Executive Officers of the Registrant

     The information under this Item is furnished pursuant to Instruction 3 to
Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name                             Age    Position
-----------------------------------------------------------------------------------------------------

Jonathan C. Coon..............    31    President, Chief Executive Officer and Director

John F. Nichols...............    40    Vice President, Sales and Director

Scott S. Tanner...............    40    Chief Operating Officer, Chief Financial Officer and Director

Kevin K. McCallum.............    39    Vice President, Marketing

Robert G. Hunter..............    34    Vice President, Finance

     Jonathan C. Coon is a co-founder of the Company and currently serves as President and Chief Executive Officer and Director. Mr. Coon received his Bachelor's Degree from Brigham Young University in 1994. Mr. Coon has eight years of experience in the contact lens distribution industry.

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

     Robert G. Hunter has served as Vice President, Finance of the Company since August 2000. Prior to his current position, Mr. Hunter served as the Corporate Controller since November 1997. Before joining the Company, Mr. Hunter served as an auditor with Hawkins, Cloward & Simister LC from November 1993 to 1997 and with Arthur Andersen LLP from April 1992 to November 1993. Mr. Hunter is a Certified Public Accountant. Mr. Hunter graduated summa cum laude with a Bachelor's Degree from Brigham Young University, where he also earned a Masters of Accountancy Degree.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

    The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "CTAC." The Common Stock commenced trading on February 10, 1998. On July 24, 2000, the Company effected a two-for-one stock split. This stock split has been retroactively reflected in the following table which sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

                                                                 High             Low
                                                               ---------         ------
          Year ended January 2, 1999:
            First Quarter (beginning February 10, 1998)....    $10.44            $ 6.78
            Second Quarter.................................      9.94              6.50
            Third Quarter..................................      8.19              2.81
            Fourth Quarter.................................      9.00              2.38
          Year ended January 1, 2000:
            First Quarter..................................      8.88              5.31
            Second Quarter.................................     11.38              8.38
            Third Quarter..................................     14.25              8.19
            Fourth Quarter.................................     15.44             11.50
          Year ended December 30, 2000:
            First Quarter..................................     17.31             12.97
            Second Quarter.................................     24.00             12.50
            Third Quarter..................................     62.50             22.72
            Fourth Quarter.................................     47.75             25.19

Holders

     As of March 16, 2001, there were approximately 80 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

Dividends

     The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. In addition, the Company's revolving credit facility prohibits the Company from paying any cash dividends on the Common Stock.

Recent Sales of Unregistered Securities

     No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report.

Item 6. Selected Financial Data.

     The financial data as of and for the years ended December 31, 1996 and 1997, January 2, 1999 ("fiscal 1998"), January 1, 2000 ("fiscal 1999") and
December 30, 2000 ("fiscal 2000") have been derived from the audited financial statements of the Company. The selected financial data below should be read in conjunction with the financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information for the three years ended December 30, 2000 is included as part of this Form 10-K.

                                      Year                Year                Year                 Year                Year
                                      Ended               Ended               Ended                Ended               Ended
                                   December 31,        December 31,         January 2,           January 1,         December 30,
                                       1996                1997                1999                2000                 2000
                                   ------------        ------------        -----------          -----------         ------------
Statement of Operations Data:
Net sales                           $3,628,296         $21,115,314         $59,875,941          $98,524,906         $144,970,717
Cost of goods sold                   2,215,306          14,024,523          37,315,413           59,415,723           86,367,149
                                    ----------         -----------         -----------          -----------         ------------
Gross profit                         1,412,990           7,090,791          22,560,528           39,109,183           58,603,568
                                    ----------         -----------         -----------          -----------         ------------
Advertising expense                    468,146           3,485,619          24,206,857           20,238,267           25,603,365
Other selling, general and
  administrative expenses              573,166           2,459,602           7,334,668           12,001,536           16,120,718
                                    ----------         -----------         -----------          -----------         ------------
Total selling, general and
  administrative expenses            1,041,312           5,945,221          31,541,525           32,239,803           41,724,083
                                    ----------         -----------         -----------          -----------         ------------
Income (loss) from operations          371,678           1,145,570          (8,980,997)           6,869,380           16,879,485
Other income (expense), net            (23,315)           (113,162)            445,710              (40,552)             198,433
                                    ----------         -----------         -----------          -----------         ------------
Income (loss) before benefit
  (provision) for income taxes         348,363           1,032,408          (8,535,287)           6,828,828           17,077,918
Benefit (provision)
  for income taxes(1)                 (134,120)           (397,477)            642,679             (701,250)          (6,603,917)
                                    ----------         -----------         -----------          -----------         ------------
Net income (loss)(1)                $  214,243         $   634,931         $(7,892,608)         $ 6,127,578         $ 10,474,001
                                    ==========         ===========         ===========          ===========         ============

Basic net income (loss)
  per common share                                     $      0.07         $     (0.63)         $      0.49         $       0.88
                                                       ===========         ===========          ===========         ============

Diluted net income (loss)
  per common share(2)                                  $      0.07         $     (0.63)         $      0.48         $       0.86
                                                       ===========         ===========          ===========         ============

Balance Sheet Data (at the
  end of period):
Working capital (deficit)           $ (204,080)        $(1,621,522)        $11,844,537          $14,837,002         $ 9,359,990
Total assets                         1,156,646           7,781,064          18,016,136           25,053,572          26,107,759
Total debt (including
  current portion)                     370,705           2,759,837              66,877               30,166           3,264,979
Stockholders' equity                   146,359             854,358          14,832,825           18,700,709          13,964,404

---------------------------
(1) Prior to February 9, 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. The benefit (provision) for income taxes and net income (loss) for the periods prior to February 9, 1998 reflect income taxes on a pro forma basis as if the Company had been a C corporation.
(2) Diluted net income (loss) per common share is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding, including actual shares outstanding and shares deemed to be outstanding using the treasury stock method. The shares deemed to be outstanding for 1997 include the number of shares sufficient to fund the S corporation distribution of approximately $983,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $145 million in fiscal 2000, with Internet sales having grown from an insignificant amount in fiscal 1996 to approximately $53.8 million in fiscal 2000.

     On July 24, 2000, the Company effected a two-for-one stock split. All share and per share information in this Form 10-K has been adjusted retroactively to give effect to this stock split.

     Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year ending on the Saturday nearest to December 31. Due to this change, fiscal year 1998 represents 52 weeks and 3 days, covering the period January 1, 1998 to January 2, 1999. Fiscal year 1999, ended January 1, 2000, and fiscal year 2000, ended December 30, 2000, are 52 week years.

     During fiscal 1998, the Company began utilizing a variety of new advertising vehicles, including an extensive television marketing campaign, new print vehicles, Internet and radio spots. As direct-response information became available during the fourth quarter of fiscal 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of fiscal 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of the Company's printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company's assessment of prevailing market opportunities.

     The sale and delivery of contact lenses are governed by both federal and state laws and regulations. The Company sells to customers in all 50 states, and each sale is likely to be subject to the laws of the state where the customer is located. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company's general operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription but does have the prescription information obtained directly from the customer's eye care practitioner, the Company attempts to contact the customer's eye care practitioner to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's general practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. See "Government Regulation" under Item 1 of Part I of this Form 10-K.

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                               Fiscal Year
                                                                             ------------------------------------------------
                                                                              1998                 1999                 2000
                                                                             ------               ------               ------
Net sales                                                                    100.0%               100.0%               100.0%
Cost of goods sold                                                            62.3                 60.3                 59.6
                                                                             -----                -----                -----
Gross profit                                                                  37.7                 39.7                 40.4
                                                                             -----                -----                -----
Advertising expense                                                           40.4                 20.5                 17.7
Other selling, general and administrative expenses                            12.3                 12.2                 11.1
                                                                             -----                -----                -----
Total selling, general and administrative expenses                            52.7                 32.7                 28.8
                                                                             -----                -----                -----
Income (loss) from operations                                                (15.0)                 7.0                 11.6
Other income (expense), net                                                    0.7                 (0.1)                 0.2
                                                                             -----                -----                -----
Income (loss) before benefit (provision) for income taxes                    (14.3)                 6.9                 11.8
Benefit (provision) for income taxes                                           1.1                 (0.7)                (4.6)
                                                                             -----                -----                -----
Net income (loss)                                                            (13.2)%                6.2%                 7.2%
                                                                             =====                =====                =====

Fiscal Year 2000 Compared to Fiscal Year 1999

     Net sales. Net sales for fiscal 2000 increased 47% to $145 million from $98.5 million for fiscal 1999. The Company added more than 610,000 new customers during fiscal 2000. The Company is realizing the benefits of repeat sales from a growing customer base. Repeat sales for fiscal 2000 increased 67% to $90.1 million, or 62% of net sales, from $53.8 million, or 55% of net sales, for fiscal 1999. The Company also believes that this increase in net sales reflects some of the benefits of the more than $74 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for fiscal 2000 were $53.8 million, or 37% of net sales, as compared to $18.7 million, or 19% of net sales, for fiscal 1999. Although the Company believes that sales will increase substantially in fiscal 2001 as compared to fiscal 2000, the Company expects the rate of growth in net sales to decrease.

     Gross profit. Gross profit as a percentage of net sales increased to 40.4% for fiscal 2000 from 39.7% for fiscal 1999. Although gross profit as a percentage of net sales increased as compared to the prior year, it has decreased slightly each quarter during fiscal 2000 from 41.0% in the first quarter of fiscal 2000 to 40.1% by the fourth quarter of fiscal 2000. With the increase in sales, the Company continues to obtain inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. The Company also believes that enhanced inventory management techniques have had a positive impact on gross profit. These factors are offset by the increase in Internet sales as a percentage of net sales since Internet orders generate lower gross profit because the Company offers free shipping on those orders. The Company believes gross profit as a percentage of net sales may continue to decrease slightly as Internet sales as a percentage of net sales continues to increase.

     Advertising expense. Advertising expense for fiscal 2000 increased $5.4 million, or 27%, from fiscal 1999. As a percentage of net sales, advertising expense decreased to 17.7% for fiscal 2000 from 20.5% for fiscal 1999. The Company plans to increase advertising spending in fiscal 2001 by approximately 18% from its fiscal 2000 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for fiscal 2000 increased $4.1 million, or 34%, from fiscal 1999. As a percentage of net sales, other selling, general and administrative expenses decreased to 11.1% for fiscal 2000 from 12.2% for fiscal 1999. With the continued growth in net sales, the Company has been able to leverage the fixed portion of these expenses. In addition, some variable expenses such as wages and telephone expenses have decreased as a percentage of net sales largely due to the increase in the percentage of net sales via the Internet, which requires less employee interaction, and a decrease in telephone rates.

     Other income (expense), net. Other income (expense) increased to approximately $198,000 for fiscal 2000 from approximately ($41,000) for fiscal 1999. Interest income decreased due to lower cash balances throughout the year, and interest expense increased because of increased utilization of the credit facility during fiscal 2000. However, during fiscal 1999, the Company expensed approximately $293,000 in costs related to the Company's cancelled common stock offering.

     Income taxes. The Company's effective tax rate for fiscal 2000 was approximately 38.7%. For fiscal 1999, the Company's effective tax rate was approximately 10.3%, which reflects a reduction in the valuation allowance as a result of utilizing all of its tax operating loss carryforwards. The Company anticipates that its fiscal 2001 effective income tax rate will be approximately 39%.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Net sales. Net sales for fiscal 1999 increased 64% to $98.5 million from $59.9 million for fiscal 1998. The Company believes that this increase in net sales reflects some of the benefits of its increased television and Internet advertising. Internet sales for fiscal 1999 were approximately $18.7 million, or 19% of net sales, as compared to approximately $2.3 million, or 3.8% of net sales, for fiscal 1998. The Company also realized the benefits of repeat sales from a growing customer base. Repeat sales for fiscal 1999 increased 138% to $53.8 million, or 54.6% of net sales, from $22.6 million, or 37.7% of net sales, for fiscal 1998.

     Gross profit. Gross profit as a percentage of net sales increased to 39.7% for fiscal 1999 from 37.7% for fiscal 1998. With the increase in sales, the Company obtained inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. In addition, the Company believes that enhanced inventory management techniques also had a positive impact on gross profit.

     Advertising expense. Advertising expense for fiscal 1999 decreased $4.0 million, or 16%, from fiscal 1998. As a percentage of net sales, advertising expense decreased to 20.5% for fiscal 1999 from 40.4% for fiscal 1998.

     Beginning in the fourth quarter of fiscal 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened. Accordingly, the Company amortized the balance of deferred advertising costs at the beginning of the fourth quarter of fiscal 1998 over five months.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for fiscal 1999 increased $4.7 million, or 64%, from fiscal 1998. As a percentage of net sales, other selling, general and administrative expenses decreased slightly to 12.2% for fiscal 1999 from 12.3% for fiscal 1998.

     Other income (expense), net. Other income (expense) decreased to approximately ($41,000) for fiscal 1999 from approximately $446,000 for fiscal 1998. During fiscal 1999, the Company expensed approximately $293,000 in costs related to the Company's cancelled common stock offering. In addition, interest income decreased due to lower cash balances throughout the year. For fiscal 1999, the decrease in interest income was offset by the decrease in interest expense as the majority of the Company's debt was paid off during the first quarter of fiscal 1998 with proceeds from its initial public offering of common stock ("IPO").

     Income taxes. For fiscal 1998, the Company had a net benefit for income taxes. This resulted from losses offset by a partial valuation allowance against these deferred tax assets. The Company's effective tax rate for fiscal 1999 was approximately 10.3%, which reflects a reduction in the valuation allowance as a result of utilizing all of its tax operating loss carryforwards.

Liquidity and Capital Resources

     The Company historically funded its growth through a combination of funds generated from operations and borrowings. During February 1998, the Company issued 4,427,500 shares of common stock in connection with its IPO, which included 577,500 shares pursuant to the underwriters' over-allotment option.
The proceeds received from the IPO, net of underwriting commissions and offering costs, totaled approximately $24.9 million. The Company used these funds to enhance growth through increased advertising expenditures and to increase inventory levels in anticipation of future sales. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than it would if it were able to purchase directly from all contact lens manufacturers.

     For fiscal 2000, 1999 and 1998, net cash provided by (used in) operating activities was approximately $11.0 million, $5.3 million and $(13.8) million, respectively. For fiscal 2000 and 1999, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable offset by an increase in inventories. During fiscal 1998, cash was used primarily to fund the Company's growth as the Company increased inventory levels and advertising spending.

     The Company used approximately $1.8 million, $2.3 million and $2.0 million for investing activities in fiscal 2000, 1999 and 1998, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for fiscal 2000 were approximately $1.4 million. In addition, in March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. Capital expenditures for fiscal 1999 were approximately $1.0 million. The Company began operations in its new distribution center in February 1999.
During the fourth quarter of fiscal 2000, the Company nearly doubled the size of its distribution center by leasing additional space of approximately 31,000 square feet, bringing the total to approximately 66,000 square feet. The Company also increased its leased space used for its management and call center operations by approximately 7,000 additional square feet during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. On May 4, 1999, the Company acquired certain assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $0.9 million was paid during fiscal 1999. The assets acquired include the Internet address, www.contactlenses.com, various telephone numbers and CLO's customer database. The Company also acquired additional Internet addresses for approximately $0.2 million and $0.3 million during fiscal 2000 and 1999, respectively. Capital expenditures for fiscal 1998 were approximately $2.0 million. The Company completed the move into its new call center during July 1998. In conjunction with the move, the Company acquired new telecommunications systems and enhanced its management information systems. The Company received payment in full on the notes receivable from stockholders during the first quarter of fiscal 1998, as the notes were netted with the S Corporation distribution paid during the period. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2001 will be approximately $1.6 million.

     As of December 30, 2000, the Company had certain commitments to purchase approximately $11.5 million of broadcast advertising through September 2001. The Company had options to cancel approximately $2 million of the amount committed. In addition, the Company has entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $6.4 million through December 31, 2001.

     The Company considers opportunities to expand its business operations to international markets. During fiscal 2000, the Company established a subsidiary in Japan and incurred expenses relating to market research in

Japan. Currently, the Company has not established operations in Japan and does not expect to establish operations there during fiscal 2001.

     During fiscal 2000 and 1999, the Company used approximately $13.5 million and $2.4 million for financing activities. During fiscal 2000, the Company repurchased 1,084,000 shares of its common stock for a total cost of approximately $16.8 million. During fiscal 1999, the Company repurchased 370,000 shares of its common stock for a total cost of approximately $2.5 million. In both fiscal 2000 and 1999, these repurchases were offset slightly by proceeds from the exercise of common stock options. In fiscal 2000, the Company also made its final payment relating to the 1999 purchase of CLO's assets and had net borrowings on its revolving credit facility of approximately $3.3 million. For fiscal 1998, net cash of approximately $19.6 million was provided by financing activities, resulting from net proceeds received from the IPO, offset by repayments of debt, distributions to stockholders (S corporation distribution) and repurchase of stock.

     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of its common stock. On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through December 30, 2000, the Company had repurchased 1,484,000 shares for a total cost of approximately $19.5 million.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate (9.5 percent as of December 30, 2000). As of December 30, 2000, the Company's outstanding borrowings on the credit facility were approximately $3.3 million. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2001. Subsequent to December 30, 2000, the Company has repaid the amount owed on the credit facility. Management is currently in negotiations to renew the credit facility.

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

 .    The Company currently purchases a substantial portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

 .    The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 47%, 38% and 35% of the Company's inventory purchases in fiscal 1998, 1999 and 2000, respectively;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of December 30, 2000, the Company's outstanding borrowings on the credit facility were approximately $3.3 million. The credit facility bears interest at a variable rate. The Company is exposed to foreign currency risk due to cash held by its foreign subsidiary. As of December 30, 2000, the Company's total cash in foreign currencies was approximately $17,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

Item 8.   Financial Statements and Supplementary Data.

     The audited financial statements required by Item 8 are set forth on pages F-1 through F-21 of this Form 10-K.

Selected Quarterly Results of Operations

     The following unaudited selected quarterly results of operations data for the last eight quarters have been derived from the Company's unaudited consolidated financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results for any future period.

                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                -------------    --------------    -------------    --------------
Year ended January 1, 2000:
    Net sales                    $22,304,257      $23,960,056       $26,889,818      $25,370,775
    Gross profit                   8,395,110        9,305,373        10,936,401       10,472,299
    Net income                       297,177        1,466,185         1,025,550        3,338,666
    Basic net income
      per common share                  0.02             0.12              0.08             0.27
    Diluted net income
      per common share                  0.02             0.12              0.08             0.26

Year ended December 30, 2000:
    Net sales                    $31,419,004      $35,708,171       $40,724,366      $37,119,176
    Gross profit                  12,886,407       14,461,074        16,358,379       14,897,708
    Net income                     1,812,549        3,029,762         2,587,162        3,044,528
    Basic net income
      per common share                  0.15             0.25              0.22             0.26
    Diluted net income
      per common share                  0.14             0.25              0.22             0.26

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Proposal No. 1 -- Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation and Other Matters," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation, the Performance Graph and Report of the Audit Committee of the Board of Directors).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," which information is incorporated herein by reference.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:
          1. Financial Statements. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages F-1 through F-21:

                     Report of Independent Public Accountants
                     Consolidated Balance Sheets as of January 1, 2000 and
                       December 30, 2000
                     Consolidated Statements of Operations for the fiscal
                       years ended January 2, 1999, January 1, 2000 and December 30, 2000
                     Consolidated Statements of Stockholders' Equity for the
                       fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000

                    Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000
                    Notes to Consolidated Financial Statements

          2. Financial Statement Schedules. All financial statement schedules have been omitted because they are inapplicable or the required information is included elsewhere herein.

          3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

               Exhibit
                 No.                                        Exhibit
               -------    ------------------------------------------------------------------------
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

               10.2       Employment Agreement between the Company and John F. Nichols. (2) *

               10.3       Employment Agreement between the Company and Scott S. Tanner. (2) *

               10.4       Employment Agreement between the Company and Robert G. Hunter. (2) *

               10.5       1-800 CONTACTS, INC. 1998 Incentive Stock Option Plan. (2) *

               10.6       Employment Agreement between the Company and Kevin K. McCallum. *

               10.7       Lease between the Company and Draper Land Limited Partnership No. 2,
                          dated November 3, 1997, with respect to the Company's call center. (2)

               10.8       Lease between the Company and Bird and Saunders, dated January 23, 1998, with respect to the Company's former warehouse. (2)

               10.9       Change in Terms Agreement to First Amendment to Revolving Credit
                          Agreement between the Company and Zions First National Bank, dated
                          November 22, 2000.

               10.10      Indemnification Agreement between the Company and its officers and directors. (2)

               10.11      Agreement for Distribution of Retained Earnings and Tax Indemnification
                          between the Company and the Existing Stockholders. (2)

               10.12      First Amendment to Lease between the Company and ProLogis North American
                          Properties Fund I LLC, dated October 9, 2000, with respect to the
                          Company's distribution center.

               10.13      Stock Option Agreement. (2) *

               10.14      First Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated May 25, 1998, with respect to the Company's call center. (3)

               10.15      Second Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated August 6, 1998, with respect to the Company's call center. (3)

               Exhibit
                 No.                                        Exhibit
               -------    ------------------------------------------------------------------------
               10.16      Lease between the Company and ProLogis Development Services
                          Incorporated, dated October 13, 1998, with respect to the Company's distribution center. (3)

               10.17      Revolving Credit Agreement between the Company and Zions First National
                          Bank, dated October 29, 1998. (3)

               10.18      First Amendment to Revolving Credit Agreement between the Company and
                          Zions First National Bank, dated September 17, 1999. (4)

               10.19      Third Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.

               10.20      Fourth Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.

               10.21      Fifth Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.

               10.22      Sixth Amendment to Lease between the Company and Draper Land Limited
                          Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.

                21.1      Subsidiaries of the Registrant

                23.1      Consent of Independent Public Accountants.
               --------------------
                  (1)     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998 (Commission File No. 0-23633).

                  (2)     Incorporated by reference to the same numbered exhibit to the Company's
                          Registration Statement on Form S-1 (Registration No. 333-41055).

                  (3)     Incorporated by reference to the same numbered exhibit to the Company's
                          Annual Report on Form 10-K for the year ended January 2, 1999 (Commission
                          File No. 0-23633).

                  (4)     Incorporated by reference to the same numbered exhibit to the Company's
                          Annual Report on Form 10-K for the year ended January 1, 2000 (Commission
                          File No. 0-23633).

                   *      Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                   1-800 CONTACTS, INC.


                                   By: /s/ Jonathan C. Coon
                                       --------------------------
                                   Name:   Jonathan C. Coon
                                   Title:  President and Chief Executive Officer


                                   By: /s/ Scott S. Tanner
                                       -----------------------------
                                   Name:   Scott S. Tanner
                                   Title:  Chief Operating Officer and Chief
                                           Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2001.

      Signature                                    Capacity
      ---------                                    --------

 /s/ Jonathan C. Coon           President, Chief Executive Officer and Director
-----------------------         (principal executive officer)
   Jonathan C. Coon

  /s/ Scott S. Tanner           Chief Operating Officer, Chief Financial Officer
-----------------------         and Director (principal financial officer)
  Scott S. Tanner

 /s/ Robert G. Hunter           Vice President, Finance (principal accounting
-----------------------         officer)
   Robert G. Hunter

  /s/ John F. Nichols           Director
-----------------------
    John F. Nichols

/s/ Stephen A. Yacktman         Director
-----------------------
  Stephen A. Yacktman

  /s/ E. Dean Butler            Director
-----------------------
    E. Dean Butler

 /s/ Jason S. Subotky           Director
-----------------------
   Jason S. Subotky

    /s/ Brad Knight             Director
-----------------------
      Brad Knight

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Report of Independent Public Accountants...........................................   F-2
Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000............   F-3
Consolidated Statements of Operations for the fiscal years ended January 2, 1999,
  January 1, 2000 and December 30, 2000............................................   F-5
Consolidated Statements of Stockholders' Equity for the fiscal years ended
  January 2, 1999, January 1, 2000 and December 30, 2000...........................   F-6
Consolidated Statements of Cash Flows for the fiscal years ended
  January 2, 1999, January 1, 2000 and December 30, 2000...........................   F-7
Notes to Consolidated Financial Statements.........................................   F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 1-800 CONTACTS, INC.:

     We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800 CONTACTS, INC. and subsidiaries as of January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  March 2, 2001

                            1-800 CONTACTS, INC.

                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               January 1,          December 30,
                                                 2000                 2000
                                              ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                $ 4,329,088          $    42,558
     Inventories                               15,980,169           20,402,076
     Deferred income taxes                        405,021              673,710
     Other current assets                         475,587              385,001
                                              ------------         ------------
         Total current assets                  21,189,865           21,503,345
                                              ------------         ------------
PROPERTY AND EQUIPMENT, at cost:
     Office, computer and other equipment       2,869,263            3,800,122
     Leasehold improvements                       649,447            1,031,330
                                              ------------         ------------
                                                3,518,710            4,831,452
     Less - accumulated depreciation and
            amortization                       (1,252,404)          (1,988,349)
                                              ------------         ------------
         Net property and equipment             2,266,306            2,843,103
                                              ------------         ------------

DEFERRED INCOME TAXES                             116,136              203,620
                                              ------------         ------------
INTANGIBLE ASSETS, net of accumulated
     amortization of $313,890 and $651,899,
     respectively                               1,394,945            1,261,916
                                              ------------         ------------

OTHER ASSETS                                       86,320              295,775
                                              ------------         ------------

         Total assets                         $25,053,572          $26,107,759
                                              ============         ============


      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             1-800 CONTACTS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      January 1,   December 30,
                                                         2000          2000
                                                    ------------   ------------
CURRENT LIABILITIES:
     Line of credit                                 $          -   $  3,264,979
     Capital lease obligation                             30,166              -
     Acquisition payable                                 300,000              -
     Accounts payable                                  3,059,993      3,646,578
     Accrued liabilities                               1,856,756      2,564,463
     Accrued shipping costs                              336,000        977,000
     Income taxes payable                                447,143      1,206,523
     Unearned revenue                                    322,805        483,812
                                                    ------------   ------------
         Total current liabilities                     6,352,863     12,143,355
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 20,000,000
         shares authorized, 12,861,136 shares issued     128,611        128,611
     Additional paid-in capital                       22,992,892     23,802,342
     Retained earnings (accumulated deficit)          (2,061,494)     8,412,507
     Treasury stock at cost, 341,650 and
         1,289,555 shares, respectively               (2,359,300)   (18,376,111)
     Accumulated other comprehensive loss                      -         (2,945)
                                                    ------------   ------------
         Total stockholders' equity                   18,700,709     13,964,404
                                                    ------------   ------------
         Total liabilities and stockholders'
               equity                               $ 25,053,572   $ 26,107,759
                                                    ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             1-800 CONTACTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Fiscal Year Ended
                                                                     --------------------------------------------------
                                                                       January 2,        January 1,       December 30,
                                                                          1999              2000              2000
                                                                     --------------    --------------    --------------
NET SALES                                                             $ 59,875,941      $ 98,524,906      $144,970,717
COST OF GOODS SOLD                                                      37,315,413        59,415,723        86,367,149
                                                                     --------------    --------------    --------------
     Gross profit                                                       22,560,528        39,109,183        58,603,568
                                                                     --------------    --------------    --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Advertising expense                                                24,206,857        20,238,267        25,603,365
     Other selling, general and administrative expenses                  7,334,668        12,001,536        16,120,718
                                                                     --------------    --------------    --------------
         Total selling, general and administrative expenses             31,541,525        32,239,803        41,724,083
                                                                     --------------    --------------    --------------
INCOME (LOSS) FROM OPERATIONS                                           (8,980,997)        6,869,380        16,879,485
                                                                     --------------    --------------    --------------
OTHER INCOME (EXPENSE):
     Interest expense                                                     (104,370)          (31,860)          (68,741)
     Interest income                                                       553,843           310,185           238,854
     Cancelled offering costs                                                    -          (293,059)                -
     Other, net                                                             (3,763)          (25,818)           28,320
                                                                     --------------    --------------    --------------
         Total other, net                                                  445,710           (40,552)          198,433
                                                                     --------------    --------------    --------------
INCOME (LOSS) BEFORE BENEFIT
     (PROVISION) FOR INCOME TAXES                                       (8,535,287)        6,828,828        17,077,918

BENEFIT (PROVISION) FOR INCOME TAXES                                       642,679          (701,250)       (6,603,917)
                                                                     --------------    --------------    --------------
NET INCOME (LOSS)                                                     $ (7,892,608)      $ 6,127,578      $ 10,474,001
                                                                     ==============    ==============    ==============
PER SHARE INFORMATION:
     Basic net income (loss) per common share                              $ (0.63)           $ 0.49            $ 0.88
                                                                     ==============    ==============    ==============
     Diluted net income (loss) per common share                            $ (0.63)           $ 0.48            $ 0.86
                                                                     ==============    ==============    ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             1-800 CONTACTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Retained                                      Notes
                                      Common Stock           Additional     Earnings           Treasury Stock          Receivable
                                -------------------------     Paid-in     (Accumulated)   -------------------------       From
                                   Shares        Amount       Capital       (Deficit)        Shares        Amount     Stockholders
                                -----------   -----------   -----------   -------------   -----------   ------------  ------------
BALANCE,
   December 31, 1997              9,318,938   $    93,189   $    47,094   $   1,286,220             -   $          -  $   (572,145)
Advances to stockholders                  -             -             -               -             -              -       (27,544)
Distributions to
   stockholders, net                      -             -             -      (1,582,684)            -              -       599,689
Sale of common stock,
   net of offering costs          4,427,500        44,275    24,805,834               -             -              -             -
Repurchase and retirement
   of common stock                 (885,302)       (8,853)   (1,891,147)              -             -              -             -
Purchase of treasury shares               -             -             -               -       (30,000)       (81,375)            -
Exercise of common
   stock options                          -             -        (8,820)              -         8,000         21,700             -
Net loss                                  -             -             -      (7,892,608)            -              -             -
                                -----------   -----------   -----------   -------------   -----------   ------------  ------------
Comprehensive loss

BALANCE,
   January 2, 1999               12,861,136       128,611    22,952,961      (8,189,072)      (22,000)       (59,675)            -
Purchase of treasury shares               -             -             -               -      (370,000)    (2,530,286)            -
Exercise of common
   stock options                          -             -       (92,654)              -        50,350        230,661             -
Income tax benefit from
   common stock
   options exercised                      -             -       132,585               -             -              -             -
Net income                                -             -             -       6,127,578             -              -             -
                                -----------   -----------   -----------   -------------   -----------   ------------  ------------
Comprehensive income

BALANCE,
   January 1, 2000               12,861,136       128,611    22,992,892      (2,061,494)     (341,650)    (2,359,300)            -
Purchase of treasury shares               -             -             -               -    (1,084,000)   (16,841,448)            -
Exercise of common
   stock options                          -             -      (386,680)              -       136,095        824,637             -
Income tax benefit from
   common stock
   options exercised                      -             -     1,196,130               -             -              -             -
Net income                                -             -             -      10,474,001             -              -             -
Foreign currency
   translation adjustments                -             -             -               -             -              -             -
                                -----------   -----------   -----------   -------------   -----------   ------------  ------------
Comprehensive income

BALANCE,
   December 30, 2000             12,861,136   $   128,611   $23,802,342   $   8,412,507    (1,289,555)  $(18,376,111) $         -
                                ===========   ===========   ===========   =============   ===========   ============  ============



                                 Accumulated
                                    Other          Total        Comprehensive
                                Comprehensive   Stockholders'      Income
                                    Loss           Equity          (Loss)
                                -------------   -------------   -------------
BALANCE,
   December 31, 1997            $           -   $     854,358   $           -
Advances to stockholders                    -         (27,544)              -
Distributions to
   stockholders, net                        -        (982,995)              -
Sale of common stock,
   net of offering costs                    -      24,850,109               -
Repurchase and retirement
   of common stock                          -      (1,900,000)              -
Purchase of treasury shares                 -         (81,375)              -
Exercise of common
   stock options                            -          12,880               -
Net loss                                    -      (7,892,608)     (7,892,608)
                                -------------   -------------   -------------
Comprehensive loss                                              $  (7,892,608)
                                                                =============
BALANCE,
   January 2, 1999                          -      14,832,825               -
Purchase of treasury shares                 -      (2,530,286)              -
Exercise of common
   stock options                            -         138,007               -
Income tax benefit from
   common stock
   options exercised                        -         132,585               -
Net income                                  -       6,127,578       6,127,578
                                -------------   -------------   -------------
Comprehensive income                                            $   6,127,578
                                                                =============
BALANCE,
   January 1, 2000                          -      18,700,709               -
Purchase of treasury shares                 -     (16,841,448)              -
Exercise of common
   stock options                            -         437,957               -
Income tax benefit from
    common stock
    options exercised                       -       1,196,130               -
Net income                                  -      10,474,001      10,474,001
Foreign currency
   translation adjustments             (2,945)         (2,945)         (2,945)
                                -------------   -------------   -------------
Comprehensive income                                            $  10,471,056
                                                                =============
BALANCE,
   December 30, 2000            $      (2,945)  $  13,964,404
                                =============   =============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             1-800 CONTACTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Fiscal Year Ended
                                                                     --------------------------------------------------
                                                                       January 2,        January 1,       December 30,
                                                                          1999              2000              2000
                                                                     --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $   (7,892,608)   $    6,127,578    $   10,474,001
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                      446,389           992,184         1,126,162
         Other                                                               13,762            26,218            (2,650)
         Deferred income taxes                                             (642,679)          254,107          (356,173)
         Changes in operating assets and liabilities:
            Inventories                                                  (5,940,469)       (5,227,845)       (4,421,907)
            Other current assets                                           (300,475)            7,552            90,448
            Deferred advertising costs                                    1,530,064           175,631                 -
            Accounts payable                                             (1,705,707)        1,003,542           586,703
            Accrued liabilities                                             518,500         1,106,883           707,727
            Accrued shipping costs                                           71,504           195,430           641,000
            Income taxes payable                                                  -           447,143         1,955,510
            Unearned revenue                                                 65,268           153,265           161,007
                                                                     --------------    --------------    --------------
                Net cash (used in) provided by operating activities     (13,836,451)        5,261,688        10,961,828
                                                                     --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in notes receivable from stockholders                     (27,544)                -                 -
     Purchase of property and equipment                                  (2,013,361)       (1,019,596)       (1,365,649)
     Proceeds from sale of property and equipment                           101,768                 -             2,650
     Purchase of intangible assets                                           (5,000)       (1,238,388)         (204,980)
     Purchase of non-marketable securities                                        -                 -          (220,000)
     Deposits                                                               (38,049)           (7,846)           10,230
                                                                     --------------    --------------    --------------
                Net cash used in investing activities                $   (1,982,186)   $   (2,265,830)   $   (1,777,749)
                                                                     --------------    --------------    --------------

                     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             1-800 CONTACTS, INC.


                                                                                      Fiscal Year Ended
                                                                     --------------------------------------------------
                                                                       January 2,        January 1,       December 30,
                                                                          1999              2000              2000
                                                                     --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of underwriting discounts
         and commissions                                             $   25,734,844    $            -    $            -
     Common stock offering costs                                           (509,537)                -                 -
     Common stock repurchases                                            (1,981,375)       (2,530,286)      (16,841,448)
     Proceeds from exercise of common stock options                          12,880           138,007           437,957
     Net (repayments) borrowings on line of credit                       (1,055,640)                -         3,264,979
     Principal payments on notes payable to stockholders                 (1,613,788)                -                 -
     Principal payments on notes payable for distributions
         to stockholders, net                                              (982,995)                -                 -
     Principal payments on capital lease obligation                         (23,532)          (36,711)          (30,166)
     Payment of acquisition payable                                               -                 -          (300,000)
                                                                     --------------    --------------    --------------
                Net cash provided by (used in) financing activities      19,580,857        (2,428,990)      (13,468,678)
                                                                     --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,762,220           566,868        (4,284,599)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          -                 -            (1,931)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    -         3,762,220         4,329,088
                                                                     --------------    --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $    3,762,220    $    4,329,088    $       42,558
                                                                     ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                          $      228,907    $       33,335    $       47,425
     Cash paid for income taxes                                                   -           100,000         4,904,580



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

During the year ended January 1, 2000, the Company acquired $300,000 of certain intangible assets under a short-term acquisition payable (see Note 11).


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

     1-800 CONTACTS, INC. (the "Company") was incorporated in the state of Utah in February 1995. The Company was reincorporated in Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company is a direct marketer of replacement contact lenses. The Company sells contact lenses primarily through its toll-free telephone number and the Internet.

  Regulatory Compliance

     The Company sells contact lenses to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of contact lenses vary from state to state, but generally can be classified into six categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses; (iii) laws that require lenses be dispensed only in a face-to-face transaction; (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; (v) agreements with regulatory authorities which regulate the dispensing of contact lenses and (vi) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company's general operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription but does have the prescription information obtained directly from the customer's eye care practitioner, the Company attempts to contact the customer's eye care practitioner to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's general practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. As a result of this operating practice, certain sales made by the Company fail to comply with the applicable statute or regulation in the state in which the customer is located. Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription;
(iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iv) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably.

     From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company's practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis. It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received. See Note 4 for formal complaints filed against the Company concerning its business practices.

     The FDA regulates the labeling of medical devices. The contact lenses that the Company sells are prescription devices, and therefore contain the statement required by FDA regulations: "Caution: Federal law restricts this device to sale by or on the order of a _________ (physician or other licensed practitioner)." However, because of the difficulty the Company has encountered in obtaining the cooperation of eye care practitioners, the Company sometimes sells lenses based solely on the prescription information provided by the customer without a written

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


prescription or other order by the customer's eye care practitioner. Although the FDA has not objected to the sale of contacts lenses without a written prescription or other order directly from the customer's eye care practitioner, it is possible that the FDA will consider contact lenses that are sold in such a fashion to be misbranded. The sale of misbranded devices is unlawful under the Federal Food, Drug, and Cosmetic Act, and can result in a warning letter, seizure, injunction, civil penalties, or prosecution. To date, the FDA has not taken any such action against the Company.

  Sources of Supply

     Historically, substantially all of the major manufacturers of contact lenses have refused to sell lenses directly to direct marketers, including the Company, and have sought to prohibit their distributors from doing so. As a result, the Company currently purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers. The Company is not an authorized dealer for some of the products which it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. There can be no assurance that the Company will be able to obtain sufficient quantities of contact lenses at competitive prices in the future to meet the existing or anticipated demand for its products. Any such inability would have a material adverse effect on the Company's business, financial position and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company purchased from a single distributor approximately 47 percent, 38 percent and 35 percent of its contact lens inventory in fiscal 1998, 1999 and 2000, respectively. The Company's top three suppliers accounted for approximately 70 percent, 68 percent and 62 percent of the Company's inventory purchases in fiscal 1998, 1999 and 2000, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Accounting Period

     Effective January 1, 1998, the Company changed from a calendar year end to a 52/53 week year, ending on the Saturday nearest to December 31. Due to this change, fiscal year 1998 represents 52 weeks and 3 days, covering the period January 1, 1998 to January 2, 1999. Fiscal year 1999, ended January 1, 2000, and fiscal year 2000, ended December 30, 2000, are 52 week years.

  Revenue Recognition

     Sales are recognized at the time of shipment to the customer. Payment for the product is generally received prior to shipment. As a result, unearned revenue represents amounts received from customers for which shipment has not occurred. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other selling, general and administrative expenses.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of 1-800 CONTACTS, INC. and its wholly owned subsidiaries, 1-800 CONTACTS Japan, KK and CL4, L.L.C. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of contact lenses and are recorded at the lower of cost (using the first-in, first-out method) or market.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in income.

  Advertising Costs

     The Company currently expenses all advertising costs when the advertising first takes place.

     Prior to the fourth quarter of fiscal 1998, the Company capitalized certain direct-mail advertising costs and amortized those costs over the period for which the revenues were generated in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." During fiscal 1998, the Company began utilizing a variety of new advertising vehicles, including new print vehicles, Internet and radio spots, and an extensive television marketing campaign. As direct-response information became available during the fourth quarter of fiscal 1998, the Company determined that its ability to track individual sales to specific advertising campaigns was restricted as a result of the variety of new advertising vehicles utilized. Therefore, beginning in the fourth quarter of fiscal 1998, the Company began expensing all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. The Company also determined that for previously deferred advertising costs the period during which the future benefits were expected to be received was shortened and accordingly amortized the balance of deferred advertising costs at the beginning of the fourth quarter of fiscal 1998 over 5 months.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Intangible Assets

     Intangible assets mainly consist of amounts paid to secure the rights to the Company's telephone numbers and Internet addresses. These costs are amortized over an estimated life of 5 years. The Company has contractual rights customary to the industry to use its telephone numbers and Internet addresses. However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any property rights to the telephone numbers. In addition, the Company does not have and cannot acquire any property rights to the Internet addresses. The Company does not expect to lose the right to use the telephone numbers or Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

  Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, a line of credit, and short-term payables. The Company believes that the carrying amounts approximate fair value.

  Foreign Currency Translation

     The accounts of 1-800 CONTACTS Japan, KK are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of comprehensive income (loss) in stockholders' equity.

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

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                                     Net Income                        Per-Share
                                                       (Loss)           Shares          Amount
                                                    ------------      ----------       ---------
          Year Ended January 2, 1999:
               Basic EPS                            $(7,892,608)      12,455,280        $(0.63)
               Effect of stock options
                                                    -----------       ----------        ------
               Diluted EPS                          $(7,892,608)      12,455,280        $(0.63)
                                                    ===========       ==========        ======


          Year Ended January 1, 2000:
               Basic EPS                            $ 6,127,578       12,596,528        $ 0.49
               Effect of stock options                                   161,996
                                                    -----------       ----------        ------
               Diluted EPS                          $ 6,127,578       12,758,524        $ 0.48
                                                    ===========       ==========        ======

          Year Ended December 30, 2000:
               Basic EPS                            $10,474,001       11,871,779        $ 0.88
               Effect of stock options                                   238,268
                                                    -----------       ----------        ------
               Diluted EPS                          $10,474,001       12,110,047        $ 0.86
                                                    ===========       ==========        ======

     At January 2, 1999, there were outstanding options to purchase 446,020 shares of common stock that were not included in the computation of Diluted EPS because they would be antidilutive.

  Reclassifications

     Certain amounts in prior years' financial statements have been reclassified to conform to the fiscal 2000 presentation.


NOTE 3.  LINE OF CREDIT

  Line of Credit

     The Company has a revolving credit facility that provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate (9.5 percent at December 30, 2000). As of December 30, 2000, the Company's outstanding borrowings on the credit facility were $3,264,979. The credit facility is secured by substantially all of the Company's assets and expires April 30, 2001.

     The credit facility contains various affirmative and negative covenants which require, among other things, restrictions on additional debt, minimum levels for net income, maintenance of certain working capital levels and restrictions on distributions and changes in ownership. As of December 30, 2000, the Company was in compliance with these covenants.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. The complaint alleged three separate causes of action for unfair competition: (i) selling contact lenses to California residents without being registered, (ii) selling contact lenses to California residents without verifying the prescription and (iii) failing to disclose in its advertising that it sells "sample" lenses not intended for sale to the public. The complaint requested various forms of relief, including damages of an unspecified amount, attorney's fees and a permanent injunction. The Company removed the action to the United States District Court for the Central District of California. Plaintiff and another California optometrist, Ellis Miles, (collectively "plaintiffs") filed a First Amended Complaint ("FAC") against the Company and its directors on or about September 3, 1998 purporting to sue on behalf of the public under California's unfair competition statute rather than as a class action on behalf of optometrists. Although the substantive claims for unfair competition remain the same, the FAC seeks injunctive relief and restitution rather than damages. Plaintiffs also dismissed the Company's directors as defendants, leaving the Company as the only remaining defendant. Upon agreement among the parties, the case was remanded to Los Angeles County Superior Court based upon plaintiffs' stipulation that they no longer seek monetary relief on behalf of themselves or other optometrists. In response to a series of motions filed by the Company, plaintiffs abandoned their claim for selling lenses without being registered. In addition, by Order dated January 12, 2001, the Court granted the Company's motion to strike all claims for monetary relief without leave to amend. Plaintiffs filed a Petition for Writ of Mandate with the California Court of Appeals on or about January 21, 2001, seeking to overturn the trial court's ruling. The Court of Appeals denied plaintiffs petition on February 15, 2001. Plaintiff filed a Petition for Review with the California Supreme Court on or about February 21, 2001. The Supreme Court has not yet ruled on this petition.

     On April 7, 1999, the Kansas Board of Examiners in Optometry ("KBEO") commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that "on one or more occasions" the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel, and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. The parties are now engaging in fact and expert discovery in preparation for trial.

     On or about November 2, 1999, the Company received a complaint from the Texas Optometry Board seeking injunctive relief and civil penalties against the Company for alleged violation of the Texas Optometry Act. The complaint alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses and (2) dispensed contact lenses without such a prescription. The Company has filed an answer to the complaint and plans to vigorously defend this action.

     The Company entered into a written settlement agreement with the Texas Department of Health, ("TDH"), the regulatory authority in Texas for sellers of contact lenses, which became effective February 29, 2000, relating to the Company's Sales practices in Texas. The implementation of this agreement began November 2000. The agreement allows for a review of and, if necessary, changes to the Company's practices during a six month period. The TDH issued a Notice of Violation against the Company on or about February 26, 2001, alleging that the Company failed to comply with certain provisions of the agreement. The Company will be engaging in discussions with the TDH regarding this notice.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     See Note 1 for a discussion of regulatory matters.

     From time to time the Company is involved in other legal matters generally incidental to its business.

     It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not likely have a material impact on the financial condition, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's results of operations and financial position.

  Capital Lease Obligation

     The Company leased the rights to use its toll-free telephone number from an individual under a capital lease arrangement. At the end of the lease in fiscal year 2000, the Company exercised its option to purchase the interest in the telephone number for $17,500.

  Operating Leases

     The Company leases office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 totaled approximately $377,000, $784,000 and $797,000, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 30, 2000 are as follows:

                 Fiscal Year                      Amount
                 -----------                    ----------
                    2001                        $1,054,694
                    2002                         1,074,252
                    2003                           749,375
                    2004                           772,805
                    2005                           797,475
                    Thereafter                     105,492
                                                ----------
                                                $4,554,093
                                                ==========

  Sales Tax

     The Company's direct mail business is located, and all of its operations are conducted, in the state of Utah. At December 30, 2000, the Company did not collect sales or other similar taxes for any out-of-state sales. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

  Advertising Commitments

     As of December 30, 2000, the Company had certain commitments to purchase approximately $11.5 million of broadcast advertising through September 2001. The Company had options to cancel approximately $2 million of the amount committed.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, the Company has entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $6.4 million through December 31, 2001.


NOTE 5.  COMMON STOCK TRANSACTIONS

     On July 7, 2000, the Company's Board of Directors approved a two-for-one common stock split, effected in the form of a stock dividend. The record date for the stock split was July 24, 2000, and the payment date was August 1, 2000. In fiscal 1998, in connection with the filing of an effective Form S-1 Registration Statement and a reincorporation in the state of Delaware, the Board of Directors and stockholders approved a 414.175 for 1 stock split and a change in the authorized common stock to 20,000,000 shares at $0.01 par value per share. These stock splits have been retroactively reflected in the accompanying financial statements for all periods presented.

     During February 1998, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 4,427,500 shares of common stock, which included 577,500 shares issued pursuant to the underwriters' over-allotment option. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled $24,850,109.

     In fiscal 1998, the Company exercised its rights to repurchase 885,302 shares of its outstanding common stock for $1,900,000 (see Note 7).

     On October 13, 1998, the Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of its common stock. On February 17, 2000, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 2,000,000 shares. A purchase of the full 2,000,000 shares would equal approximately 15.6 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through December 30, 2000, the Company had repurchased 1,484,000 shares for a total cost of $19,453,109.


NOTE 6.  STOCK OPTIONS AND STOCK OPTION PLAN

     During fiscal 1998, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 620,000 shares of common stock to officers, directors and consultants and other key employees. Incentive stock options and nonqualified options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of December 30, 2000, 231,912 shares are available for future granting.

     Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company. During fiscal 1998, the Company granted nonqualified stock options to purchase 143,958 shares of common stock at $5.50 per share to a director of the Company.

     All options granted through January 1, 2000 vest equally over a three year period and expire in ten years. All options granted during the year ended December 30, 2000, vest equally over a four year period and expire in ten years.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of stock option activity is as follows:

                                                                         Weighted
                                                                          Average
                                                                         Exercise
                                                                         Price Per
                                                       Shares              Share
                                                      --------           ---------
               Outstanding at December 31, 1997        278,322             $ 3.68
               Granted                                 178,738               5.61
               Exercised                                (8,000)              1.61
               Forfeited                                (3,040)              6.25
                                                      --------
               Outstanding at January 2, 1999          446,020               4.47
               Granted                                 113,360               6.25
               Exercised                               (50,350)              2.74
               Forfeited                               (14,938)              6.28
                                                      --------
               Outstanding at January 1, 2000          494,092               5.00
               Granted                                 306,000              18.59
               Exercised                              (136,095)              3.22
               Forfeited                               (48,074)             13.66
                                                      --------
               Outstanding at December 30, 2000        615,923             $11.45
                                                      ========

               Exercisable at December 30, 2000        233,663             $ 5.54
                                                      ========

     The following is additional information with respect to stock options:

                        Outstanding         Weighted-Average                                   Exercisable
   Range of                as of               Remaining              Weighted-Average            as of        Weighted-Average
Exercise Prices          12/30/00           Contractual Life           Exercise Price           12/30/00        Exercise Price
---------------         -----------         ----------------          ----------------         -----------     ----------------
$ 1.61 - $ 4.37             7,970                 6.7                     $ 3.65                   5,970           $ 3.93
  4.38 -   8.75           346,161                 7.2                       5.72                 227,693             5.58
 13.13 -  17.50           186,192                 9.1                      14.01                      -                -
 21.88 -  26.25            38,000                 9.5                      24.00                      -                -
 35.00 -  39.37            17,600                 9.9                      36.95                      -                -
 39.38 -  43.75            20,000                 9.7                      43.75                      -                -
                         --------                                                                -------
                          615,923                 8.1                      11.45                 233,663             5.54
                         ========                                                                =======

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense has been recognized for these stock option grants. Had compensation expense for the Company's employee stock option grants been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and diluted net income (loss) per common share for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 would have been reduced to the pro forma amounts indicated below:

                                                                              Fiscal Year
                                                              -------------------------------------------
                                                                 1998            1999           2000
                                                                 ----            ----           ----
          Net income (loss):
               As reported...............................     $(7,892,608)    $6,127,578     $10,474,001
               Pro forma.................................     $(8,070,562)    $5,864,847     $ 9,981,548

          Diluted net income (loss) per common share:
               As reported...............................     $     (0.63)    $     0.48     $      0.86
               Pro forma.................................     $     (0.65)    $     0.46     $      0.82

     Due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.

     The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 5.6 percent for fiscal 1998 grants,
5.4 percent for fiscal 1999 grants and 6.6 percent for fiscal 2000 grants; expected stock price volatility of approximately 78 percent for fiscal 1998 grants, 75 percent for fiscal 1999 grants and 80 percent for fiscal 2000 grants; an expected dividend yield of 0 percent for all grants and an expected life of five years for all grants. The weighted average fair value of options granted during fiscal years 1998, 1999 and 2000 was $3.77, $4.07 and $12.91 per share, respectively.


NOTE 7.  RELATED PARTY TRANSACTIONS

     As of December 31, 1997, notes receivable from stockholders totaled $572,145. During fiscal 1998, the Company made aggregate loans on the notes to two stockholders totaling $22,300. The notes were unsecured, accrued interest at the prime rate and were due on demand. Interest income on the notes totaled $5,244 during fiscal 1998. During fiscal 1998, the Company made equity distributions to the stockholders sufficient to allow for their repayment on these notes.

     During fiscal 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. This investment is being accounted for under the cost method.

     In February 1996, the Company entered into a credit agreement with a stockholder that provided for maximum borrowings of $250,000 of which $243,788 was outstanding at December 31, 1997 and was repaid in fiscal 1998 with proceeds from the Company's initial public offering of common stock. The borrowings accrued interest at the prime rate plus 2 percent.

     During fiscal 1997, the Company borrowed $1,100,000 from a stockholder under a short-term promissory note which was repaid in fiscal 1998 with proceeds from the Company's initial public offering of common stock. The note accrued interest at prime plus 2 percent and was due July 30, 1998. As consideration for entering into this note, the Company agreed to modify the option it held to repurchase the stockholder's common stock. Under the revised

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


terms of the option, the Company had the right to repurchase 885,302 shares of the stockholder's common stock for $1,900,000, which occurred in fiscal 1998 (see Note 5).

     In September 1997, the Company borrowed $250,000 from a stockholder under a short-term, unsecured promissory note which was repaid in fiscal 1998 with proceeds from the Company's initial public offering of common stock. The note accrued interest at prime plus 2 percent and was due in September 1998. In addition, for every month the note was outstanding, a fee of $5,000 was added to the outstanding balance and expensed as additional interest.

     Interest expense under these related party notes was $26,838 in fiscal
1998.


NOTE 8.  DISTRIBUTIONS TO STOCKHOLDERS

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


NOTE 9.  INCOME TAXES

     Prior to February 9, 1998, the Company had elected for federal and state income tax purposes to include its taxable income with that of its stockholders (an S Corporation election). Effective February 9, 1998 the Company's S corporation election was terminated. As a result, the Company recorded a net deferred tax liability and the related deferred tax provision of approximately $791,000 for the tax effect of the differences between financial statement and income tax basis of assets and liabilities that existed at the termination date of the S corporation election.

     Income (loss) before income taxes consists of the following components for the years ended January 2, 1999, January 1, 2000 and December 30, 2000:

                                                                   Fiscal Year
                                                  ---------------------------------------------
                                                      1998             1999             2000
                                                      ----             ----             ----
          Domestic U.S. operations..........      $(8,535,287)      $6,828,828      $17,175,644
          Operations of foreign subsidiary..              -                -            (97,726)
                                                  -----------       ----------      -----------
                                                  $(8,535,287)      $6,828,828      $17,077,918
                                                  ===========       ==========      ===========

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the provision for income taxes for the year ended January 2, 1999 since the termination of the S corporation status and for the years ended January 1, 2000 and December 30, 2000 are as follows:

                                                                                             Fiscal Year
                                                                            -------------------------------------------
                                                                               1998              1999           2000
                                                                               ----              ----           ----
          Current provision:
               Federal.................................................     $       -        $  (387,204)   $(6,053,222)
               State...................................................             -            (59,939)      (906,868)
                                                                            -----------      -----------    -----------
                    Total current provision for income taxes...........             -           (447,143)    (6,960,090)
                                                                            -----------      -----------    -----------
          Deferred benefit (provision):
               Federal.................................................       2,864,270       (1,728,208)       311,349
               State...................................................         443,386         (267,525)        44,824
               Change in valuation allowance...........................      (1,874,211)       1,741,626            -
               Change from S corporation status........................        (790,766)             -              -
                                                                            -----------      -----------    -----------
                    Total deferred benefit (provision) for
                      income taxes.....................................         642,679         (254,107)       356,173
                                                                            -----------      -----------    -----------

          Total benefit (provision) for income taxes...................     $   642,679      $  (701,250)   $(6,603,917)
                                                                            ===========      ===========    ===========

     During fiscal year 1999, the Company reduced the valuation allowance an additional $132,585 and increased additional paid-in capital from common stock to recognize the tax benefit from common stock options exercised.

     The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the benefit (provision) for income taxes by income (loss) before benefit (provision) for income taxes for the years ended January 2, 1999, January 1, 2000 and December 30, 2000:

                                                                                             Fiscal Year
                                                                            -------------------------------------------
                                                                               1998              1999           2000
                                                                               ----              ----           ----
               Statutory federal income tax rate..........................     34.0%            (34.0)%        (34.0)%
               State income taxes, net of federal benefit.................      3.3              (3.3)          (3.3)
               Change from S corporation status...........................     (8.0)               -              -
               Valuation allowance........................................    (22.0)             27.3             -
               Other......................................................      0.2              (0.3)          (0.4)
                                                                              -----             -----          -----
                                                                                7.5%            (10.3)%        (38.7)%
                                                                              =====             =====          =====

     The components of the deferred tax assets and liabilities at January 1, 2000 and December 30, 2000 are as follows:

                                                                         January 1,       December 30,
                                                                            2000              2000
                                                                         ----------       ------------
               Deferred income tax assets:
                    Accrued reserves...................................   $346,890          $476,595
                    Depreciation.......................................     39,615            39,254
                    Intangibles amortization...........................     76,521           164,366
                    Other..............................................     58,131           197,115
                                                                          --------          --------
                                                                          $521,157          $877,330
                                                                          ========          ========

     A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not have a valuation allowance at January 1, 2000 or December 30, 2000. During fiscal 1999, the Company reversed its valuation allowance due to the profitability of the Company and utilization of its net operating loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near term based on changing conditions.

                             1-800 CONTACTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  PREFERRED STOCK

     The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For the years ended January 2, 1999, January 1, 2000 and December 30, 2000, no shares were issued or outstanding. The Company's board of directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.


NOTE 11.  ASSET ACQUISITION

     In May 1999, the Company acquired certain assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. As of December 30, 2000, these amounts had been paid in full. The assets acquired include the Internet address www.contactlenses.com, various telephone numbers and CLO's customer database which are included in intangible assets and amortized over an estimated life of 5 years.


NOTE 12.  RETIREMENT AND SAVINGS PLAN

     Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to 15 percent of their eligible compensation, but not more than the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant's eligible compensation. No Company contributions were made during the year ended January 1, 2000. The Company contributed $67,006 to the plan during the year ended December 30, 2000.