Form 10-Q
period 2001-03-31
1 800 CONTACTS INC
filed 2001-05-14
CIK 1050122

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

          For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________.

          Commission file number:    0-23633
                                 -----------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                               87-0571643
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  66 E. Wadsworth Park Drive, 3/rd/ Floor
             Draper, UT                                   84020
------------------------------------------  ------------------------------------
 (Address of principal executive offices)              (Zip Code)

                                (801) 924-9800
                 ---------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         [X]  Yes       [_]  No

     As of May 8, 2001, the Registrant had 11,566,033 shares of Common Stock, par value $0.01 per share outstanding.

================================================================================

                             1-800 CONTACTS, INC.

                                     INDEX

                                                                                                                        Page No.
                                                                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of December 30, 2000
               and March 31, 2001.....................................................................................      3
          Condensed Consolidated Statements of Income for the Quarters Ended
               April 1, 2000 and March 31, 2001.......................................................................      4
          Condensed Consolidated Statement of Stockholders' Equity for the
               Quarter Ended March 31, 2001...........................................................................      5
          Condensed Consolidated Statements of Cash Flows for the Quarters Ended
               April 1, 2000 and March 31, 2001.......................................................................      6
          Notes to Condensed Consolidated Financial Statements........................................................      7
Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................................................      9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................................     13

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................................................     14
Item 2.   Changes in Securities and Use of Proceeds...................................................................     14
Item 3.   Defaults upon Senior Securities.............................................................................     14
Item 4.   Submission of Matters to a Vote of Security Holders.........................................................     14
Item 5.   Other Information...........................................................................................     14
Item 6.   Exhibits and Reports on Form 8-K............................................................................     14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             1-800 CONTACTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                   December 30,         March 31,
                                                                       2000               2001
                                                                 ---------------     ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $        42,558     $     3,678,553
    Inventories                                                       20,402,076          21,553,620
    Deferred income taxes                                                673,710             718,254
    Other current assets                                                 385,001             751,896
                                                                 ---------------     ---------------
       Total current assets                                           21,503,345          26,702,323
PROPERTY AND EQUIPMENT, net                                            2,843,103           3,119,407
DEFERRED INCOME TAXES                                                    203,620             333,237
INTANGIBLE ASSETS, net                                                 1,261,916           1,233,923
OTHER ASSETS                                                             295,775              69,294
                                                                 ---------------     ---------------
       Total assets                                              $    26,107,759     $    31,458,184
                                                                 ===============     ===============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                               $     3,264,979     $             -
    Accounts payable                                                   3,646,578           8,378,141
    Accrued liabilities                                                3,541,463           4,479,469
    Income taxes payable                                               1,206,523           1,788,928
    Unearned revenue                                                     483,812             306,535
                                                                 ---------------     ---------------
       Total current liabilities                                      12,143,355          14,953,073
                                                                 ---------------     ---------------
STOCKHOLDERS' EQUITY:
    Common stock                                                         128,611             128,611
    Additional paid-in capital                                        23,802,342          23,910,030
    Retained earnings                                                  8,412,507          10,742,491
    Treasury stock at cost                                           (18,376,111)        (18,274,016)
    Accumulated other comprehensive loss                                  (2,945)             (2,005)
                                                                 ---------------     ---------------
       Total stockholders' equity                                     13,964,404          16,505,111
                                                                 ---------------     ---------------
       Total liabilities and stockholders' equity                $    26,107,759     $    31,458,184
                                                                 ===============     ===============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 Quarter Ended
                                                                         ------------------------------
                                                                            April 1,       March 31,
                                                                              2000            2001
                                                                         --------------  --------------
NET SALES                                                                $   31,419,004  $   42,817,306
COST OF GOODS SOLD                                                           18,532,597      25,534,386
                                                                         --------------  --------------
    Gross profit                                                             12,886,407      17,282,920
                                                                         --------------  --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Advertising expense                                                       6,502,196       8,263,823
    Other selling, general and administrative expenses                        3,604,764       4,967,479
                                                                         --------------  --------------
       Total selling, general and administrative expenses                    10,106,960      13,231,302
                                                                         --------------  --------------
INCOME FROM OPERATIONS                                                        2,779,447       4,051,618
OTHER INCOME (EXPENSE), net                                                     115,829        (204,516)
                                                                         --------------  --------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      2,895,276       3,847,102
PROVISION FOR INCOME TAXES                                                   (1,082,727)     (1,517,118)
                                                                         --------------  --------------
NET INCOME                                                               $    1,812,549  $    2,329,984
                                                                         ==============  ==============

PER SHARE INFORMATION:
    Basic net income per common share                                    $         0.15  $         0.20
                                                                         ==============  ==============
    Diluted net income per common share                                  $         0.14  $         0.20
                                                                         ==============  ==============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Quarter Ended March 31, 2001
                                  (Unaudited)

                                                                                                                      Accumulated
                                 Common Stock            Additional                           Treasury Stock             Other
                              -----------------------      Paid-in        Retained     --------------------------    Comprehensive
                                Shares        Amount       Capital        Earnings        Shares          Amount          Loss
                              ----------    ---------    -----------    -----------    -----------    -------------  -------------
BALANCE,
  December 30, 2000           12,861,136    $ 128,611    $23,802,342    $ 8,412,507    (1,289,555)    $(18,376,111)    $ (2,945)
Exercise of common
  stock options                        -            -         (1,186)             -        16,842          102,095            -
Income tax benefit from
  common stock
  options exercised                    -            -        108,874              -             -                -            -
Net income                             -            -              -      2,329,984             -                -            -
Foreign currency
  translation adjustments              -            -              -              -             -                -          940
                               ---------    ---------    -----------    -----------    ----------     ------------     --------
Comprehensive income

BALANCE,
  March 31, 2001              12,861,136    $ 128,611    $23,910,030    $10,742,491    (1,272,713)    $(18,274,016)    $ (2,005)
                              ==========    =========    ===========    ===========    ===========    =============    =========

                                  Total
                              Stockholders'       Comprehensive
                                 Equity              Income
                              ------------        ------------
BALANCE,
  December 30, 2000           $ 13,964,404
Exercise of common
  stock options                    100,909
Income tax benefit from
  common stock
  options exercised                108,874
Net income                       2,329,984        $ 2,329,984
Foreign currency
  translation adjustments              940                940
                              ------------        -----------
Comprehensive income                              $ 2,330,924
                                                  ===========
BALANCE,
  March 31, 2001              $ 16,505,111
                              ============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Quarter Ended
                                                                                 -------------------------------
                                                                                   April 1,            March 31,
                                                                                     2000                2001
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $    1,812,549      $    2,329,984
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                   261,877             328,909
       Gain on sale of property and equipment                                           (2,650)             (5,000)
       Loss on impairment of non-marketable securities                                       -             220,000
       Deferred income taxes                                                           (32,235)           (174,161)
       Changes in operating assets and liabilities:
          Inventories                                                                1,417,372          (1,151,544)
          Other current assets                                                          55,888            (367,031)
          Accounts payable                                                           2,417,704           4,731,643
          Accrued liabilities                                                          930,660             938,080
          Income taxes payable                                                         714,962             691,279
          Unearned revenue                                                             147,303            (177,277)
                                                                                --------------      --------------
             Net cash provided by operating activities                               7,723,430           7,364,882
                                                                                --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (224,970)           (516,970)
    Proceeds from sale of property and equipment                                         2,650               5,000
    Purchase of intangible assets                                                      (10,000)            (61,675)
    Purchase of non-marketable securities                                             (220,000)                  -
    Deposits                                                                           (35,398)              6,227
                                                                                --------------      --------------
             Net cash used in investing activities                                    (487,718)           (567,418)
                                                                                --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchases                                                        (4,280,588)                  -
    Proceeds from exercise of common stock options                                     150,464             100,909
    Net repayments on line of credit                                                         -          (3,264,979)
    Principal payments on capital lease obligation                                      (9,795)                  -
                                                                                --------------      --------------
             Net cash used in financing activities                                  (4,139,919)         (3,164,070)
                                                                                --------------      --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            3,095,793           3,633,394
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                     -               2,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,329,088              42,558
                                                                                --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    7,424,881      $    3,678,553
                                                                                ==============      ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                      $          705      $       31,701
    Cash paid for income taxes                                                         300,000           1,000,000

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

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

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                     Quarter Ended April 1, 2000                  Quarter Ended March 31, 2001
                              ----------------------------------------     ----------------------------------------
                                                             Per-Share                                    Per-Share
                              Net Income       Shares         Amount       Net Income       Shares         Amount
                              ----------     ----------     ----------     ----------     ----------     ----------
  Basic EPS                   $1,812,549     12,362,412     $     0.15     $2,329,984     11,576,835     $     0.20
  Effect of stock options                       194,702                                      223,928
                              ----------     ----------     ----------     ----------     ----------     ----------
  Diluted EPS                 $1,812,549     12,557,114     $     0.14     $2,329,984     11,800,763     $     0.20
                              ==========     ==========     ==========     ==========     ==========     ==========

NOTE 3.  COMMON STOCK TRANSACTIONS

     During the quarter ended March 31, 2001, employees exercised stock options to purchase 16,842 shares of common stock for a total of $100,909.

     During the quarter ended March 31, 2001 the Company granted nonqualified stock options to purchase 93,564 shares of common stock to employees and directors of the Company. The exercise prices of the options range from $21.25 to $34.938. The options vest equally over a four year period and expire in ten years.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of March 31, 2001, the Company had repurchased 1,484,000 shares for a total cost of $19,453,109. Subsequent to March 31, 2001, the Company repurchased 22,500 shares for a total cost of $438,125.

NOTE 4.  IMPAIRMENT OF INVESTMENT

     During the quarter ended March 31, 2001, the Company determined that its investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director was impaired. The Company recorded a $220,000 loss to adjust the investment to its determined net realizable value of $0.

NOTE 5.  LEGAL MATTERS

     On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. In April 2001, the Company settled this claim. The settlement did not materially impact the Company's results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading direct marketer of replacement contact lenses.
The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $145.0 million in fiscal 2000 and from $31.4 million in the first quarter of fiscal 2000 to $42.8 million in the first quarter of fiscal 2001. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $53.8 million in fiscal 2000 and from $9.2 million in the first quarter of fiscal 2000 to $16.3 million in the first quarter of fiscal 2001.

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

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                 Quarter Ended
                                                       ---------------------------------
                                                          April 1,            March 31,
                                                            2000                2001
                                                       -------------       -------------
Net sales                                                      100.0%              100.0%
Cost of goods sold                                              59.0                59.6
                                                       -------------       -------------
Gross profit                                                    41.0                40.4
                                                       -------------       -------------
Advertising expense                                             20.7                19.3
Other selling, general and administrative expenses              11.5                11.6
                                                       -------------       -------------
Total selling, general and administrative expenses              32.2                30.9
                                                       -------------       -------------
Income from operations                                           8.8                 9.5
Other income (expense), net                                      0.4                (0.5)
                                                       -------------       -------------
Income before provision for income taxes                         9.2                 9.0
Provision for income taxes                                      (3.4)               (3.6)
                                                       -------------       -------------
Net income                                                       5.8%                5.4%
                                                       =============       =============

     Net sales. Net sales for the quarter ended March 31, 2001 increased 36% to $42.8 million from $31.4 million for the quarter ended April 1, 2000. The Company added more than 160,000 new customers during the first quarter of fiscal 2001. The Company is realizing the benefits of repeat sales from a growing customer base. Repeat sales for the first quarter of fiscal 2001 increased 54% to $28.1 million, or 66% of net sales, from $18.2 million, or 58% of net sales, for the first quarter of fiscal 2000. The Company also believes that this increase in net sales reflects some of the benefits of the more than $82 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for the first quarter of fiscal 2001 were $16.3 million, or 38% of net sales, as compared to $9.2 million, or 29% of net sales, for the first quarter of fiscal 2000. Although the Company believes that sales will increase substantially in fiscal 2001 as compared to fiscal 2000, the Company expects the rate of growth in net sales to decrease.

     Gross profit. Gross profit as a percentage of net sales decreased to 40.4% for the quarter ended March 31, 2001 from 41.0% for the quarter ended April 1, 2000. The increase in Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders. The Company believes that gross profit as a percentage of net sales may continue to decrease slightly as Internet sales as a percentage of net sales continues to increase.

     Advertising expense. Advertising expense for the quarter ended March 31, 2001 increased $1.8 million, or 27%, from the quarter ended April 1, 2000. As a percentage of net sales, advertising expense decreased to 19.3% for the first quarter of fiscal 2001 from 20.7% for the first quarter of fiscal 2000. The Company plans to increase advertising spending in fiscal 2001 by approximately 20% from its fiscal 2000 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended March 31, 2001 increased $1.4 million, or 38%, from the quarter ended April 1, 2000. As a percentage of net sales, other selling, general and administrative expenses increased slightly to 11.6% for the first quarter of fiscal 2001 from 11.5% for the first quarter of fiscal 2000.

     Other income (expense), net. Other income (expense) decreased to approximately ($205,000) for the quarter ended March 31, 2001 from approximately $116,000 for the quarter ended April 1, 2000. Interest income decreased due to lower cash balances throughout the quarter. In addition, during the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities.

     Income taxes. The Company's effective tax rate for the quarter ended March 31, 2001 was 39.4%. For the quarter ended April 1, 2000, the Company's effective tax rate was 37.4%. As of March 31, 2001, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2001 effective income tax rate will be approximately 39%.

Liquidity and Capital Resources

     For the quarters ended March 31, 2001 and April 1, 2000, net cash provided by operating activities was approximately $7.4 million and $7.7 million, respectively. In the fiscal 2001 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable offset by an increase in inventories. In the fiscal 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable as well as a decrease in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

     The Company used approximately $567,000 and $488,000 for investing activities in the quarters ended March 31, 2001 and April 1, 2000, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2001 period were approximately $517,000. A significant portion of these expenditures relate to the expansion of the Company's leased distribution center and leased space used for its management and call center operations. Capital expenditures for the fiscal 2000 period were approximately $260,000 (including approximately $35,000 in deposits). In addition, in March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth. The Company presently anticipates that capital expenditures in fiscal 2001 will be approximately $1.6 million.

     As of March 31, 2001, the Company had certain noncancelable commitments to purchase approximately $9.4 million of broadcast advertising through September 2001. In addition, the Company has entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $6.4 million from January 1, 2001 through December 31, 2001.

     During the quarters ended March 31, 2001 and April 1, 2000, the Company used approximately $3.2 million and $4.1 million for financing activities. During the fiscal 2001 period, the Company repaid the amount owed on its credit facility. The net repayments on the credit facility totaled approximately $3.3 million. During the fiscal 2000 period, the Company repurchased a total of 316,000 shares of its common stock for a total cost of approximately $4.3 million. In both the fiscal 2001 and 2000 periods, these amounts were offset slightly by proceeds from the exercise of common stock options.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. As of March 31, 2001, the Company had repurchased 1,484,000 shares for a total cost of approximately $19.5 million. Subsequent to March 31, 2001, the Company repurchased 22,500 shares for a total cost of approximately $438,000.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $10.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate (8.0 percent as of March 31, 2001). As of March 31, 2001, the Company had no outstanding borrowings on the credit facility. The credit facility is secured by substantially all of the Company's assets and contains
financial covenants customary for this type of financing.   The credit facility
was to expire on April 30, 2001 but has been extended until May 30, 2001. The Company is in the process of replacing the facility.

     The Company believes that its cash on hand, together with cash generated from operations and the cash available through the credit facility, will be sufficient to support current operations and future growth through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of March 31, 2001, the Company had no outstanding borrowings on the credit facility. The credit facility bears interest at a variable rate. The Company is exposed to foreign currency risk due to cash held by its foreign subsidiary. As of March 31, 2001, the Company's total cash in foreign currencies was approximately $14,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          See notes to condensed consolidated financial statements.

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

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits

          None.

          (B)  Reports on From 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1-800 CONTACTS, INC.


Dated: May 15, 2001                By:    /s/ Jonathan C. Coon
                                          --------------------
                                   Name:  Jonathan C. Coon
                                   Title: President and Chief Executive Officer


                                   By:    /s/ Scott S. Tanner
                                          -------------------
                                   Name:  Scott S. Tanner
                                   Title: Chief Operating Officer and Chief
                                          Financial Officer