Form 10-Q
period 2001-06-30
1 800 CONTACTS INC
filed 2001-08-14
CIK 1050122

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

                  For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________.


       Commission file number:   0-23633
                               ---------

                             1-800 CONTACTS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  87-0571643
 --------------------------------------   --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

 66 E. Wadsworth Park Drive, 3/rd/ Floor
              Draper, UT                                 84020
----------------------------------------  -------------------------------------
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

                              [X] Yes      [_] No

     As of August 8, 2001, the Registrant had 11,571,743 shares of Common Stock, par value $0.01 per share outstanding.

================================================================================

                              1-800 CONTACTS, INC.

                                      INDEX


                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 30, 2000
              and June 30, 2001 ......................................................     3
         Condensed Consolidated Statements of Income for the Quarter and
              Two Quarters Ended July 1, 2000 and June 30, 2001 ......................     4
         Condensed Consolidated Statement of Stockholders' Equity for the
              Two Quarters Ended June 30, 2001 .......................................     5
         Condensed Consolidated Statements of Cash Flows for the Two Quarters
              Ended July 1, 2000 and June 30, 2001 ...................................     6
         Notes to Condensed Consolidated Financial Statements ........................     7
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................................    11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................    16

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings............................................................    17
Item 2.  Changes in Securities and Use of Proceeds....................................    17
Item 3.  Defaults upon Senior Securities..............................................    17
Item 4.  Submission of Matters to a Vote of Security Holders..........................    17
Item 5.  Other Information............................................................    17
Item 6.  Exhibits and Reports on Form 8-K.............................................    18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              1-800 CONTACTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS

                                                                     December 30,          June 30,
                                                                         2000                2001
                                                                  ------------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $           42,558   $          77,261
  Inventories                                                             20,402,076          30,369,113
  Deferred income taxes                                                      673,710             767,590
  Other current assets                                                       385,001             790,546
                                                                  ------------------   -----------------
     Total current assets                                                 21,503,345          32,004,510
PROPERTY AND EQUIPMENT, net                                                2,843,103           3,276,803
DEFERRED INCOME TAXES                                                        203,620             373,851
INTANGIBLE ASSETS, net                                                     1,261,916           1,154,545
OTHER ASSETS                                                                 295,775              69,301
                                                                  ------------------   -----------------
     Total assets                                                 $       26,107,759   $      36,879,010
                                                                  ==================   =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                  $        3,264,979   $         226,026
  Accounts payable                                                         3,646,578          13,322,797
  Accrued liabilities                                                      3,541,463           3,335,792
  Income taxes payable                                                     1,206,523             230,407
  Unearned revenue                                                           483,812             285,911
                                                                  ------------------   -----------------
     Total current liabilities                                            12,143,355          17,400,933
                                                                  ------------------   -----------------
STOCKHOLDERS' EQUITY:
  Common stock                                                               128,611             128,611
  Additional paid-in capital                                              23,802,342          23,965,162
  Retained earnings                                                        8,412,507          14,065,248
  Treasury stock at cost                                                 (18,376,111)        (18,678,807)
  Accumulated other comprehensive loss                                        (2,945)             (2,137)
                                                                  ------------------   -----------------
     Total stockholders' equity                                           13,964,404          19,478,077
                                                                  ------------------   -----------------
     Total liabilities and stockholders' equity                   $       26,107,759   $      36,879,010
                                                                  ==================   =================

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Quarter Ended                        Two Quarters Ended
                                                  -----------------------------------    -------------------------------------
                                                      July 1,            June 30,             July 1,            June 30,
                                                        2000               2001                2000                2001
                                                  ----------------   ----------------    -----------------   -----------------
NET SALES                                         $     35,708,171   $     44,197,114    $      67,127,175   $      87,014,420
COST OF GOODS SOLD                                      21,247,097         26,241,743           39,779,694          51,776,129
                                                  ----------------   ----------------    -----------------   -----------------
  Gross profit                                          14,461,074         17,955,371           27,347,481          35,238,291
                                                  ----------------   ----------------    -----------------   -----------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
  Advertising expense                                    5,808,266          7,267,221           12,310,462          15,531,044
  Other selling, general and
       administrative expenses                           3,824,131          5,316,300            7,428,895          10,283,779
                                                  ----------------   ----------------    -----------------   -----------------
       Total selling, general and
           administrative expenses                       9,632,397         12,583,521           19,739,357          25,814,823
                                                  ----------------   ----------------    -----------------   -----------------
INCOME FROM OPERATIONS                                   4,828,677          5,371,850            7,608,124           9,423,468
OTHER INCOME (EXPENSE), net                                117,495             32,826              233,324            (171,690)
                                                  ----------------   ----------------    -----------------   -----------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                       4,946,172          5,404,676            7,841,448           9,251,778
PROVISION FOR INCOME TAXES                              (1,916,410)        (2,081,919)          (2,999,137)         (3,599,037)
                                                  ----------------   ----------------    -----------------   -----------------
NET INCOME                                        $      3,029,762   $      3,322,757    $       4,842,311   $       5,652,741
                                                  ================   ================    =================   =================

PER SHARE INFORMATION:
  Basic net income per common share               $           0.25   $           0.29    $            0.40   $            0.49
                                                  ================   ================    =================   =================
  Diluted net income per common share             $           0.25   $           0.28    $            0.39   $            0.48
                                                  ================   ================    =================   =================

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Two Quarters Ended June 30, 2001
                                  (Unaudited)



                                 Common Stock            Additional                           Treasury Stock
                             ----------------------        Paid-in         Retained     ----------------------------
                               Shares      Amount          Capital         Earnings       Shares          Amount
                             ----------   ---------     ------------    ------------   -----------    -------------
BALANCE,
   December 30, 2000         12,861,136   $ 128,611     $ 23,802,342    $  8,412,507    (1,289,555)   $ (18,376,111)
Purchase of treasury
   shares                             -           -                -               -       (22,500)        (438,125)
Exercise of common
   stock options                      -           -           13,556               -        22,341          135,429
Income tax benefit
   from common stock
   options exercised                  -           -          149,264               -             -                -
Net income                            -           -                -       5,652,741             -                -
Foreign currency
   translation
   adjustments                        -           -                -               -             -                -
                             ----------   ---------     ------------    ------------   -----------    -------------
Comprehensive income


BALANCE,
   June 30, 2001             12,861,136   $ 128,611     $ 23,965,162    $ 14,065,248    (1,289,714)   $ (18,678,807)
                             ==========   =========     ============    ============   ===========    =============

                                   Accumulated
                                      Other             Total
                                  Comprehensive     Stockholders'     Comprehensive
                                      Loss             Equity             Income
                                  -------------     -------------     -------------
BALANCE,
   December 30, 2000              $     (2,945)      $ 13,964,404
Purchase of treasury
   shares                                    -           (438,125)
Exercise of common
   stock options                             -            148,985
Income tax benefit
   from common stock
   options exercised                         -            149,264
Net income                                   -          5,652,741     $   5,652,741
Foreign currency
   translation
   adjustments                             808                808               808
                                  ------------       ------------     -------------
Comprehensive income                                                  $   5,653,549
                                                                      =============

BALANCE,
   June 30, 2001                  $     (2,137)      $ 19,478,077
                                  ============       ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                             1-800 CONTACTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Two Quarters Ended
                                                                                    ----------------------------
                                                                                        July 1,        June 30,
                                                                                         2000            2001
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  4,842,311    $  5,652,741
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                   525,375         665,699
         Gain on sale of property and equipment                                           (2,650)         (6,500)
         Loss on impairment of non-marketable securities                                      --         220,000
         Deferred income taxes                                                          (123,663)       (264,111)

         Changes in operating assets and liabilities:
            Inventories                                                                 (870,422)     (9,967,037)
            Other current assets                                                          12,658        (405,675)
            Accounts payable                                                           4,274,909       9,676,299
            Accrued liabilities                                                        1,372,246        (205,607)
            Income taxes payable                                                         925,300        (826,852)
            Unearned revenue                                                             302,031        (197,901)
                                                                                    ------------    ------------
                Net cash provided by operating activities                             11,258,095       4,341,056
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (513,759)       (921,312)
     Proceeds from sale of property and equipment                                          2,650           6,500
     Purchase of intangible assets                                                       (10,000)        (71,967)
     Purchase of non-marketable securities                                              (220,000)           --
     Deposits                                                                             (5,898)          6,227
                                                                                    ------------    ------------
                Net cash used in investing activities                                   (747,007)       (980,552)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                                        (14,323,948)       (438,125)
     Proceeds from exercise of common stock options                                      210,275         148,985
     Net repayments on line of credit                                                         --      (3,038,953)
     Principal payments on capital lease obligation                                      (19,848)             --
     Payment of acquisition payable                                                     (300,000)             --
                                                                                    ------------    ------------
                Net cash used in financing activities                                (14,433,521)     (3,328,093)
                                                                                    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (3,922,433)         32,411
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                      --           2,292
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       4,329,088          42,558
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    406,655    $     77,261
                                                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                         $      1,152    $     31,701
     Cash paid for income taxes                                                        2,097,500       4,690,000


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

NOTE 2.  NET INCOME PER COMMON SHARE

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. For the quarter ended June 30, 2001, options to purchase 125,138 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                        Quarter Ended July 1, 2000                 Quarter Ended June 30, 2001
                                 ----------------------------------------  ------------------------------------------
                                                                Per-Share                                   Per-Share
                                 Net Income       Shares         Amount     Net Income        Shares         Amount
                                 ----------    -----------      ---------   -----------      ----------     ---------
  Basic EPS                      $3,029,762     11,963,053      $   0.25    $ 3,322,757      11,574,520     $    0.29
  Effect of stock options                          208,230                                      207,800
                                 ----------    -----------      ---------   -----------      ----------     ---------
  Diluted EPS                    $3,029,762     12,171,283      $   0.25    $ 3,322,757      11,782,320     $    0.28
                                 ==========    ===========      =========   ===========      ==========     =========

                                   Two Quarters Ended July 1, 2000              Two Quarters Ended June 30, 2001
                                 ---------------------------------------   ------------------------------------------
                                                               Per-Share                                    Per-Share
                                 Net Income       Shares         Amount     Net Income        Shares         Amount
                                 ----------    -----------     ---------    -----------      ----------     ---------
  Basic EPS                      $4,842,311     12,162,733     $    0.40    $ 5,652,741      11,575,678     $    0.49
  Effect of stock options                          201,266                                      215,864
                                 ----------    -----------     ---------    -----------      ----------     ---------
  Diluted EPS                    $4,842,311     12,363,999     $    0.39    $ 5,652,741      11,791,542     $    0.48
                                 ==========    ===========     =========    ===========      ==========     =========

NOTE 3.  COMMON STOCK TRANSACTIONS

         During the two quarters ended June 30, 2001, the Company repurchased 22,500 shares of its common stock for a total cost of $438,125.

         On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through June 30, 2001, the Company had repurchased 1,506,500 shares for a total cost of $19,891,234.

         During the two quarters ended June 30, 2001, employees exercised stock options to purchase 22,341 shares of common stock for a total of $148,985.

         During February and March 2001, the Company granted nonqualified stock options to purchase 93,564 shares of common stock to employees and directors of the Company. The exercise prices of the options range from $21.25 to $34.938. The options vest equally over a four year period and expire in ten years.

NOTE 4.  IMPAIRMENT OF INVESTMENT

         During the first quarter of fiscal 2001, the Company determined that its investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director was impaired. The Company recorded a $220,000 loss to adjust the investment to its determined net realizable value of $0.

NOTE 5.  LINE OF CREDIT

         The Company has a revolving credit facility that provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (6.5 percent as of June 30, 2001). As of June 30, 2001, the Company's outstanding borrowings on the credit facility were $226,026. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2003.

NOTE 6.  LEGAL MATTERS

         On July 14, 1998, Craig S. Steinberg, O.D., a professional corporation d.b.a. City Eyes Optometry Center, filed a purported class action on behalf of all California optometrists against the Company and its directors in Los Angeles County Superior Court. In a series of rulings in late 2000 and early 2001, the trial court struck all of Steinberg's claims for monetary relief and another claim was dismissed. After Steinberg's appeals to the California Court of Appeals and California Supreme Court were denied, the parties settled the action in April 2001. The settlement did not materially impact the Company's results of operations.

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

         On or about November 2, 1999, the Texas Optometry Board ("TOB") filed a civil action against the Company seeking injunctive relief and civil penalties against the Company for alleged violations of the Texas Optometry Act. The TOB alleges that the Company (1) failed to state explicitly in its advertisements that a written prescription is required to purchase contact lenses in Texas and
(2) dispensed contact lenses without such a prescription. The Company has filed an answer and plans to vigorously defend this action. The Company also has filed a counterclaim against the TOB seeking to (1) require the TOB to enforce the Texas Optometry Act and the Contact Lens Prescription Act against optometrists who have violated these laws, (2) prevent the TOB from conducting proceedings regarding the dispensing of contact lenses in which the members of the TOB have a substantial pecuniary interest; and (3) challenge the constitutionality of the Texas Optometry Act, the Contact Lens Prescription Act, and various TOB administrative rules. Currently, the TOB is revising its administrative rules, which may resolve some of the issues in dispute. The Company also is engaged in discussions with the TOB regarding this action.

         The Company entered into a written settlement agreement with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses. This settlement agreement became effective on February 29, 2000, and relates to the Company's sales practices in Texas. The agreement began to be implemented in November 2000 and allows for a review of and, if necessary, changes to the Company's practices during an initial six-month period. The TDH issued a Notice of Violation against the Company on or about February 26, 2001, alleging that the Company failed to comply with certain provisions of the agreement. The Company is engaged in discussions with the TDH regarding this notice.

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

NOTE 7.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Also during fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, to the extent applicable. The Company has not yet determined what the effect of these Statements will be on the Company's results of operations and financial position.

NOTE 8.  SOURCES OF SUPPLY

         On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. Johnson & Johnson's current interpretation of the settlement agreement, and its subsequent actions, have made products produced by its eye care division, Vistakon, more difficult for the Company to obtain. This restricted supply and the resulting wholesale price increases have reduced the Company's expectations for its short-term net sales and gross margin. If supply of Vistakon products remains limited and wholesale prices remain higher than expected, gross margins will be impacted significantly at the end of the third quarter and in the fourth quarter of fiscal 2001. As of June 30, 2001, the Company had approximately a three to four month supply of Vistakon lenses; therefore, the impact should be less significant in the third quarter of fiscal 2001. The Company's wholesale prices on Vistakon products have increased approximately 10% to 20%, and Vistakon products account for more than 40% of the Company's net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $145.0 million in fiscal 2000 and from $67.1 million in the first two quarters of fiscal 2000 to $87.0 million in the first two quarters of fiscal 2001. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $53.8 million in fiscal 2000 and from $21.9 million in the first two quarters of fiscal 2000 to $33.3 million in the first two quarters of fiscal 2001.

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

         On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. A fairness hearing on the settlement is scheduled for September 7, 2001. CIBA Vision settled this lawsuit four years ago and Bausch & Lomb settled early this year. The Company now purchases lenses directly from these two manufacturers.

         Johnson & Johnson's press release announcing the settlement stated that it would begin selling to alternative channels of distribution. To date, Johnson & Johnson's eye care division, Vistakon, has refused to open an account with the Company and has recently informed the Company that Vistakon will not be processing the Company's application until September at the earliest. The Company is not aware of any mail order company that has begun purchasing directly from Vistakon. The Company expects the fairness hearing in September to address Vistakon's obligations under the settlement in more detail.

         Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain. This restricted supply and the resulting wholesale price increases have reduced the Company's expectations for its short-term net sales and gross margin. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company has suspended its quantity discounts on all Vistakon contact lenses. This will reduce expected revenues in the third quarter of fiscal 2001, as customers who had previously benefited by purchasing a one-year supply of lenses at a discounted price may now shift to purchasing a six-month supply of lenses. However, sales in the first quarter of fiscal 2002 should be positively impacted, as these customers will need replacements sooner.

         If supply of Vistakon products remains limited and wholesale prices remain higher than expected, gross margins will be impacted significantly at the end of the third quarter and in the fourth quarter of fiscal 2001. As of June 30, 2001, the Company had approximately a three to four month supply of Vistakon lenses; therefore, the impact should be less significant in the third quarter of fiscal 2001.

         The Company is also investing significant resources to ensure that the settlement agreement, if finalized, will allow mail order companies to purchase contact lenses directly from Vistakon. As a result, the Company expects to incur significant legal and related expenses for the remainder of fiscal 2001.

Results of Operations

         The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                            Quarter Ended                 Two Quarters Ended
                                                    ------------------------------   ------------------------------
                                                       July 1,        June 30,          July 1,        June 30,
                                                         2000           2001              2000           2001
                                                    --------------- --------------   --------------- --------------
Net sales                                                    100.0%          100.0%           100.0%          100.0%
Cost of goods sold                                            59.5            59.4             59.3            59.5
                                                    --------------- --------------   --------------- --------------
Gross profit                                                  40.5            40.6             40.7            40.5
                                                    --------------- --------------   --------------- --------------
Advertising expense                                           16.3            16.5             18.3            17.9
Other selling, general and administrative expenses            10.7            12.0             11.1            11.8
                                                    --------------- --------------   --------------- --------------
Total selling, general and administrative expenses            27.0            28.5             29.4            29.7
                                                    --------------- --------------   --------------- --------------
Income from operations                                        13.5            12.1             11.3            10.8
Other income (expense), net                                    0.3             0.1              0.4            (0.2)
                                                    --------------- --------------   --------------- --------------
Income before provision for income taxes                      13.8            12.2             11.7            10.6
Provision for income taxes                                    (5.3)           (4.7)            (4.5)           (4.1)
                                                    --------------- --------------   --------------- --------------
Net income                                                     8.5%            7.5%             7.2%            6.5%
                                                    =============== ==============   =============== ==============

         Net sales. Net sales for the quarter ended June 30, 2001 increased 24% to $44.2 million from $35.7 million for the quarter ended July 1, 2000. For the two quarters ended June 30, 2001, net sales increased 30% to $87.0 million from $67.1 million for the two quarters ended July 1, 2000. The Company added more than 310,000 new customers during the first two quarters of fiscal 2001. The Company is realizing the benefits of repeat sales from a growing customer base. Repeat sales for the second quarter of fiscal 2001 increased 39% to $30.8 million, or 70% of net sales, from $22.1 million, or 62% of net sales, for the second quarter of fiscal 2000. Repeat sales for the first two quarters of fiscal 2001 increased 46% to $58.9 million, or 68% of net sales, from $40.3 million, or 60% of net sales, for the first two quarters of fiscal 2000. The Company also believes that the increase in net sales reflects some of the benefits of the approximately $90 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for the second quarter of fiscal 2001 were $17.1 million, or 39% of net sales, as compared to $12.6 million, or 35% of net sales, for the second quarter of fiscal 2000. For the first two quarters of fiscal 2001, Internet sales were $33.3 million, or 38% of net sales, as compared to $21.9 million, or 33% of net sales, for same period in fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company has suspended its quantity discounts on all Vistakon contact lenses. This will reduce expected revenues in the third quarter of fiscal 2001, as customers who had previously benefited by purchasing a one-year supply of lenses at a discounted price may now shift to purchasing a six-month supply of lenses. However, sales in the first quarter of fiscal 2002 should be positively impacted, as these customers will need replacements sooner. The Company believes that sales will increase substantially in fiscal 2001 as compared to fiscal 2000, although the Company expects the rate of growth in net sales to decrease.

         Gross profit. Gross profit as a percentage of net sales increased slightly to 40.6% for the quarter ended June 30, 2001 from 40.5% for the quarter ended July 1, 2000. For the two quarters ended June 30, 2001, gross profit as a percentage of net sales decreased slightly to 40.5% from 40.7% for the two quarters ended July 1, 2000. Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders. During the second quarter of fiscal 2001, the Company realized the benefits of temporary favorable pricing on some specific inventory purchases. If supply of Vistakon products remains limited and wholesale prices remain higher than expected, gross margins will be impacted significantly at the end of the third quarter and in the fourth quarter of fiscal 2001. As of June 30, 2001, the Company had approximately a three to four month supply of Vistakon lenses; therefore, the impact should be less significant in the third quarter of fiscal 2001. The Company's wholesale prices on Vistakon products have increased approximately 10% to 20%, and Vistakon products account for more than 40% of the Company's net sales.

         Advertising expense. Advertising expense for the quarter ended June 30, 2001 increased $1.5 million, or 25%, from the quarter ended July 1, 2000. As a percentage of net sales, advertising expense increased slightly to 16.5% for the second quarter of fiscal 2001 from 16.3% for the second quarter of fiscal 2000. For the two quarters ended June 30, 2001, advertising expense increased $3.2 million, or 26%, from the two quarters ended July 1, 2000. As a percentage of net sales, advertising expense decreased slightly to 17.9% for the first two quarters of fiscal 2001 from 18.3% for the first two quarters of fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company expects to decrease advertising spending below originally planned levels for the remainder of fiscal 2001. Currently the Company plans to increase advertising spending in fiscal 2001 by approximately 15% from its fiscal 2000 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended June 30, 2001 increased $1.5 million, or 39%, from the quarter ended July 1, 2000. For the two quarters ended June 30, 2001, other selling, general and administrative expenses increased $2.9 million, or 38%, from the two quarters ended July 1, 2000. As a percentage of net sales, other selling, general and administrative expenses increased to 12.0% for the second quarter of fiscal 2001 from 10.7% for the second quarter of fiscal 2000. For the two quarters ended June 30, 2001, other selling, general and administrative expenses as a percentage of net sales increased to 11.8% from 11.1% for the first two quarters of fiscal 2000. The fixed portion of payroll costs increased as the Company continues to enhance its management team to meet the demands of current and future growth. In addition the Company's legal and related expenses have increased. The Company expects to continue to incur significant legal and related expenses for the remainder of fiscal 2001 as the Company invests resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson, if finalized, will allow mail order companies to purchase contact lenses directly from Vistakon.

         Other income (expense), net. Other income (expense) decreased to approximately $33,000 and ($172,000) for the quarter and two quarters ended June 30, 2001, respectively, from approximately $117,000 and $233,000 for the quarter and two quarters ended July 1, 2000, respectively. Interest income decreased due to lower cash balances and lower interest rates. In addition, during the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities.

         Income taxes. The Company's effective tax rate for the quarter and two quarters ended June 30, 2001 was 38.5% and 38.9%, respectively. For the quarter and two quarters ended July 1, 2000, the Company's effective tax rate was 38.7% and 38.2% respectively. As of June 30, 2001, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2001 effective income tax rate will be approximately 39%.

Liquidity and Capital Resources

         For the two quarters ended June 30, 2001 and July 1, 2000, net cash provided by operating activities was approximately $4.3 million and $11.3 million, respectively. In the fiscal 2001 period, cash was provided primarily by net income and an increase in accounts payable partially offset by an increase in inventories. In the fiscal 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable partially offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers. Due to the recent limited availability of Vistakon products, the Company increased the level of Vistakon inventory that it carries.

         The Company used approximately $981,000 and $747,000 for investing activities in the two quarters ended June 30, 2001 and July 1, 2000, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2001 period were approximately $921,000. A significant portion of these expenditures relate to the expansion of the Company's leased distribution center and leased space used for its management and call center operations. Capital expenditures for the fiscal 2000 period were approximately $514,000. In addition, in March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle current and future growth. The Company presently anticipates that capital expenditures in fiscal 2001 will be approximately $1.6 million.

         As of June 30, 2001, the Company had certain noncancelable commitments to purchase approximately $4.8 million of broadcast advertising through September 2001. In addition, the Company has entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $5.6 million from January 1, 2001 through December 31, 2001.

         During the two quarters ended June 30, 2001 and July 1, 2000, the Company used approximately $3.3 million and $14.4 million for financing activities. During the fiscal 2001 period, the Company had net repayments on its credit facility of approximately $3.0 million and repurchased 22,500 shares of its common stock for a total cost of approximately $438,000. During the fiscal 2000 period, the Company repurchased a total of 984,000 shares of its common stock for a total cost of approximately $14.3 million. In both the fiscal 2001 and 2000 periods, these amounts were offset slightly by proceeds from the exercise of common stock options. In the fiscal 2000 period, the Company also made its final payment relating to the 1999 purchase of the assets of Contact Lenses Online, Inc.

         On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through June 30, 2001, the Company had repurchased 1,506,500 shares for a total cost of approximately $19.9 million.

         The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (6.5 percent as of June 30, 2001). As of June 30, 2001, the Company's outstanding borrowings on the credit facility were approximately $226,000. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2003.

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

         As a result of state regulatory requirements, the Company's liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs or fines, is prohibited from selling its products in a particular state(s) or experiences losses of a portion of the Company's customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Also during fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, to the extent applicable. The Company has not yet determined what the effect of these Statements will be on the Company's results of operations and financial position.

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

 .        A significant portion of the Company's sales may not comply with applicable state laws and regulations governing the delivery and sale of contact lenses;

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of June 30, 2001, the Company's outstanding borrowings on the credit facility were approximately $226,000. The credit facility bears interest at a variable rate. The Company is exposed to foreign currency risk due to cash held by its foreign subsidiary. As of June 30, 2001, the Company's total cash in foreign currencies was approximately $13,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             See notes to condensed consolidated financial statements.

Item 2.      Changes in Securities and Use of Proceeds

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held on May 18, 2001. The stockholders approved the following matters:

         . The election as directors of Jonathan C. Coon, Jason S. Subotky and Bradley T. Knight to serve until the annual meeting of stockholders in 2004 and until their respective successors are duly elected and qualified.

                                                             Votes cast
                                                     ------------------------
                                                          For        Against
                                                     ------------  ----------

                               Jonathan C. Coon        8,808,938     368,900
                               Jason S. Subotky        9,160,008      17,830
                               Bradley T. Knight       9,160,778      17,060

             The other directors of the Company include the following persons:
             (i) John F. Nichols and Scott S. Tanner, who are to serve until the annual meeting of stockholders in 2002 and (ii) Stephen A. Yacktman and E. Dean Butler, who are to serve until the annual meeting of stockholders in 2003.

         . The appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for the Company's 2001 fiscal year.

                               Votes cast:
                                      For            9,176,431
                                      Against              327
                                      Abstained          1,080

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

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits


              Exhibit No.     Description of Exhibit
              -----------     --------------------------------------------------

              10.1 Revolving Credit Agreement between the Company and Zions First National Bank, dated June 26, 2001.

         (B)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             1-800 CONTACTS, INC.


Dated: August 14, 2001      By:    /s/ Jonathan C. Coon
                                   --------------------
                            Name:  Jonathan C. Coon
                            Title: President and Chief Executive Officer


                            By:    /s/ Scott S. Tanner
                                   -------------------
                            Name:  Scott S. Tanner
                            Title: Chief Operating Officer and Chief Financial
                                   Officer