Form 10-Q
period 2001-09-29
1 800 CONTACTS INC
filed 2001-11-13
CIK 1050122

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ____________________________


                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________.


                         Commission file number: 0-23633
                                            ---------------------

                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 87-0571643
------------------------------------------ ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  66 E. Wadsworth Park Drive, 3/rd/ Floor
             Draper, UT                                     84020
------------------------------------------ -------------------------------------
  (Address of principal executive offices)                (Zip Code)

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

                                 [X] Yes No [_]

     As of November 6, 2001, the Registrant had 11,574,269 shares of Common Stock, par value $0.01 per share outstanding.

===============================================================================

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 30, 2000
                  and September 29, 2001.....................................................        3
         Condensed Consolidated Statements of Income for the Quarter and
                  Three Quarters Ended September 30, 2000 and September 29, 2001 ............        4
         Condensed Consolidated Statement of Stockholders' Equity for the
                  Three Quarters Ended September 29, 2001 ...................................        5
         Condensed Consolidated Statements of Cash Flows for the Three Quarters
                  Ended September 30, 2000 and September 29, 2001 ...........................        6
         Notes to Condensed Consolidated Financial Statements ...............................        7
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................................       11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........................       17

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ..................................................................       17
Item 2.  Changes in Securities and Use of Proceeds ..........................................       17
Item 3.  Defaults upon Senior Securities ....................................................       17
Item 4.  Submission of Matters to a Vote of Security Holders ................................       17
Item 5.  Other Information ..................................................................       17
Item 6.  Exhibits and Reports on Form 8-K ...................................................       18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              1-800 CONTACTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                        December 30,           September 29,
                                                                            2000                   2001
                                                                      ------------------     ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $     42,558           $  1,388,535
     Inventories                                                             20,402,076             29,994,723
     Deferred income taxes                                                      673,710                772,278
     Other current assets                                                       385,001                818,490
                                                                      ------------------     ------------------
         Total current assets                                                21,503,345             32,974,026
PROPERTY AND EQUIPMENT, net                                                   2,843,103              3,375,847
DEFERRED INCOME TAXES                                                           203,620                403,368
INTANGIBLE ASSETS, net                                                        1,261,916              1,648,358
OTHER ASSETS                                                                    295,775                 69,327
                                                                      ------------------     ------------------
         Total assets                                                      $ 26,107,759           $ 38,470,926
                                                                      ==================     ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                                         $ 3,264,979           $          -
     Accounts payable                                                         3,646,578             11,029,912
     Accrued liabilities                                                      3,541,463              4,041,218
     Income taxes payable                                                     1,206,523              1,435,574
     Unearned revenue                                                           483,812                423,740
                                                                      ------------------     ------------------
         Total current liabilities                                           12,143,355             16,930,444
                                                                      ------------------     ------------------
STOCKHOLDERS' EQUITY:
     Common stock                                                               128,611                128,611
     Additional paid-in capital                                              23,802,342             23,967,804
     Retained earnings                                                        8,412,507             16,123,027
     Treasury stock at cost                                                 (18,376,111)           (18,676,176)
     Accumulated other comprehensive loss                                        (2,945)                (2,784)
                                                                      ------------------     ------------------
         Total stockholders' equity                                          13,964,404             21,540,482
                                                                      ------------------     ------------------
         Total liabilities and stockholders' equity                        $ 26,107,759           $ 38,470,926
                                                                      ==================     ==================


         The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Quarter Ended                       Three Quarters Ended
                                              -------------------------------------    -----------------------------------------
                                                September 30,       September 29,         September 30,       September 29,
                                                    2000                2001                   2000              2001
                                              -----------------   -----------------    --------------------  -------------------
NET SALES                                          $40,724,366         $44,374,981           $ 107,851,541    $131,389,401

COST OF GOODS SOLD                                  24,365,987          26,867,856              64,145,681      78,643,985
                                              -----------------   -----------------    --------------------  -------------------
     Gross profit                                   16,358,379          17,507,125              43,705,860      52,745,416
                                              -----------------   -----------------    --------------------  -------------------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                             7,947,936           7,786,504              20,258,398      23,317,548

     Legal and professional fees                       152,534           1,037,743                 583,494       1,946,248

     Other selling, general and
         administrative expenses                     4,036,859           5,289,486              11,034,794      14,664,760
                                              -----------------   -----------------    --------------------   ------------------
         Total selling, general and
            administrative expenses                 12,137,329          14,113,733              31,876,686      39,928,556
                                              -----------------   -----------------    --------------------   ------------------
INCOME FROM OPERATIONS                               4,221,050           3,393,392              11,829,174      12,816,860

OTHER INCOME (EXPENSE), net                             26,475             (35,904)                259,799        (207,594)
                                              -----------------   -----------------    --------------------   ------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                4,247,525           3,357,488              12,088,973      12,609,266

PROVISION FOR INCOME TAXES                          (1,660,363)         (1,299,709)             (4,659,500)     (4,898,746)
                                              -----------------   -----------------    --------------------   ------------------
NET INCOME                                         $ 2,587,162         $ 2,057,779             $ 7,429,473     $ 7,710,520
                                              =================   =================    ====================   ==================

PER SHARE INFORMATION:
     Basic net income per common share             $      0.22         $      0.18             $      0.62     $      0.67
                                              =================   =================    ====================   ==================
     Diluted net income per common share           $      0.22         $      0.18             $      0.61     $      0.66
                                              =================   =================    ====================   ==================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Three Quarters Ended September 29, 2001
                                   (Unaudited)

                                                                                                                        Accumulated
                                 Common Stock          Additional                          Treasury Stock                Other
                         -------------------------      Paid-in         Retained    -----------------------------      Comprehensive
                            Shares       Amount         Capital         Earnings       Shares         Amount             Loss
                         ------------ ------------ ----------------- -------------- ------------ ----------------  --------------

BALANCE,
   December 30, 2000      12,861,136    $ 128,611      $ 23,802,342    $ 8,412,507   (1,289,555)   $ (18,376,111)      $ (2,945)
Purchase of treasury shares        -            -                 -              -      (22,500)        (438,125)             -
Exercise of common
   stock options                   -            -            14,692              -       22,775          138,060              -
Income tax benefit from
   common stock
   options exercised               -            -           150,770              -            -           -                   -
Net income                         -            -                 -      7,710,520            -           -                   -
Foreign currency
   translation adjustments         -            -                 -              -            -           -                 161
                         ------------ ------------ ----------------- -------------- ------------ ----------------   --------------
Comprehensive income

BALANCE,
   September 29, 2001     12,861,136    $ 128,611      $ 23,967,804    $16,123,027   (1,289,280)   $ (18,676,176)      $ (2,784)
                         ============ ============ ================= ============== ============ ================  ==============




                                Total
                           Stockholders'  Comprehensive
                               Equity         Income
                         --------------- ---------------
BALANCE,

   December 30, 2000        $ 13,964,404
Purchase of treasury shares     (438,125)
Exercise of common
   stock options                 152,752
Income tax benefit from
   common stock
   options exercised             150,770
Net income                     7,710,520    $ 7,710,520
Foreign currency
   translation adjustments           161            161
                         --------------   ---------------
Comprehensive income                        $ 7,710,681
                                          ===============
BALANCE,
   September 29, 2001       $ 21,540,482
                          ==============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Quarters Ended
                                                                                  --------------------------------------
                                                                                    September 30,        September 29,
                                                                                        2000                 2001
                                                                                  -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $ 7,429,473          $ 7,710,520
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                     821,373            1,055,301
         Gain on sale of property and equipment                                             (2,650)              (6,500)
         Loss on impairment of non-marketable securities                                         -              220,000
         Deferred income taxes                                                            (360,358)            (298,316)
         Changes in operating assets and liabilities:
            Inventories                                                                 (4,027,329)          (9,592,647)
            Other current assets                                                          (764,657)            (433,593)
            Accounts payable                                                             5,193,850            7,383,414
            Accrued liabilities                                                          1,567,635              499,793
            Income taxes payable                                                         1,131,472              379,821
            Unearned revenue                                                               211,237              (60,072)
                                                                                  -----------------    -----------------
                Net cash provided by operating activities                               11,200,046            6,857,721
                                                                                  -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (880,260)          (1,298,807)
     Proceeds from sale of property and equipment                                            2,650                6,500
     Purchase of intangible assets                                                         (10,000)            (676,369)
     Purchase of non-marketable securities                                                (220,000)                   -
     Deposits                                                                                5,309                6,227
                                                                                  -----------------    -----------------
                Net cash used in investing activities                                   (1,102,301)          (1,962,449)
                                                                                  -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                                          (16,841,448)            (438,125)
     Proceeds from exercise of common stock options                                        419,442              152,752
     Net borrowings (repayments) on line of credit                                       2,468,544           (3,264,979)
     Principal payments on capital lease obligation                                        (30,166)                   -
     Payment of acquisition payable                                                       (300,000)                   -
                                                                                  -----------------    -----------------
                Net cash used in financing activities                                  (14,283,628)          (3,550,352)
                                                                                  -----------------    -----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (4,185,883)           1,344,920
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                         -                1,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         4,329,088               42,558
                                                                                  -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   143,205          $ 1,388,535
                                                                                  =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                            $     1,999          $    70,559
     Cash paid for income taxes                                                          4,435,984            4,817,241


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  NET INCOME PER COMMON SHARE

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. For the quarter ended September 29, 2001, options to purchase 168,434 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                                Quarter Ended September 30, 2000              Quarter Ended September 29, 2001
                          -------------------------------------------   -------------------------------------------
                                                           Per-Share                                    Per-Share
                            Net Income          Shares      Amount       Net Income         Shares        Amount
                          -------------       ---------- -------------  -----------       ----------    -----------
Basic EPS                  $  2,587,162       11,584,136     $   0.22    $2,057,779       11,571,692       $   0.18
Effect of stock options                          290,471                                     149,887
                          -------------       ---------- ------------   -----------       ----------    -----------
Diluted EPS                $  2,587,162       11,874,607     $   0.22    $2,057,779       11,721,579       $   0.18
                          =============       ========== ============   ===========       ==========    ===========


                           Three Quarters Ended September 30, 2000      Three Quarters Ended September 29, 2001
                          --------------------------------------------  ------------------------------------------
                                                           Per-Share                                    Per-Share
                           Net Income           Shares       Amount       Net Income        Shares         Amount
                          -------------       ---------- -------------  ------------      ----------    -----------
Basic EPS                  $  7,429,473       11,969,867     $    0.62   $7,710,520       11,574,349      $    0.67
Effect of stock options                          231,134                                     193,872
                          -------------       ---------- -------------  -----------       ----------    -----------
Diluted EPS                $  7,429,473       12,201,001     $    0.61   $7,710,520       11,768,221      $    0.66
                          =============       ========== =============  ===========       ==========    ===========

NOTE 3.  COMMON STOCK TRANSACTIONS

     During the three quarters ended September 29, 2001, the Company repurchased 22,500 shares of its common stock for a total cost of $438,125.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through September 29, 2001, the Company had repurchased 1,506,500 shares for a total cost of $19,891,234.

     During the three quarters ended September 29, 2001, employees exercised stock options to purchase 22,775 shares of common stock for a total of $152,752.

     During the three quarters ended September 29, 2001, the Company granted nonqualified stock options to purchase 111,564 shares of common stock to employees and directors of the Company. The exercise prices of the options range from $15.74 to $34.938. The options vest equally over a four year period and expire in ten years.

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

NOTE 5.  LINE OF CREDIT

     The Company has a revolving credit facility that provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (5.75 percent as of September 29, 2001). As of September 29, 2001, the Company had no outstanding borrowings on the credit facility. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2003.

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

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001 the Company was granted intervener status by the court in the MDL 1030 lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson and Johnson - Vistakon ("Vistakon") to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement will be effective on December 1, 2001 provided there are no appeals to the settlement agreement.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of its communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. The action was filed in the Middle District Court in Jacksonville, Florida. The complaint alleges claims for false advertising, unfair trade practices, tortious interference with prospective economic advantage and defamation and seeks both damages and injunctive relief. Vistakon also filed a motion for preliminary injunction which the Company opposed. The court heard the matter on November 7, 2001 but has not yet issued a ruling. The Company believes the complaint lacks merit and plans to vigorously defend the action.

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

NOTE 8. SOURCES OF SUPPLY

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. The court finalized the settlement agreement on November 1, 2001. The agreement will be effective on December 1, 2001 provided there are no appeals to the settlement agreement. Johnson & Johnson's current interpretation of the settlement agreement, and its subsequent actions, have made products produced by its eye care division, Vistakon, more difficult for the Company to obtain. This restricted supply and the resulting wholesale price increases have reduced the Company's expectations for its short-term net sales and gross profit. During the third quarter of fiscal 2001, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. At the beginning of the third quarter of fiscal 2001, the Company had approximately a three to four month supply of Vistakon lenses; therefore, the impact of the increase in wholesale prices was less significant in the third quarter. Gross profit in the fourth quarter of fiscal 2001 will be more significantly impacted by this increase in wholesale prices. The Company's wholesale prices on Vistakon products have continued to increase substantially and Vistakon products account for more than 40% of the Company's net sales. If supply of Vistakon products remains limited and wholesale prices remain higher than expected, gross profit will continue to be impacted significantly in future quarters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $145.0 million in fiscal 2000 and from $107.9 million in the first three quarters of fiscal 2000 to $131.4 million in the first three quarters of fiscal 2001. Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $53.8 million in fiscal 2000 and from $38.1 million in the first three quarters of fiscal 2000 to $51.4 million in the first three quarters of fiscal 2001.

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

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. The court finalized the settlement agreement on November 1, 2001. The agreement will be effective on December 1, 2001 provided there are no appeals to the settlement agreement. CIBA Vision settled this lawsuit four years ago and Bausch & Lomb settled early this year. The Company now purchases lenses directly from these two manufacturers.

     Johnson & Johnson's press release announcing the settlement stated that it would begin selling to alternative channels of distribution. To date, Johnson & Johnson's eye care division, Vistakon, has refused to open an account with the Company. The Company is not aware of any mail order company that has begun purchasing directly from Vistakon. In October 2001, the Company was granted intervener status to this multi-district litigation by the court. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the settlement agreement, e.g. requiring Vistakon to sell its products directly to the Company.

     Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain. This restricted supply and the resulting wholesale price increases have reduced the Company's expectations for its short-term net sales and gross profit.

     The Company is also investing significant resources to ensure that the settlement agreement will allow mail order companies to purchase contact lenses directly from Vistakon. As a result, the Company expects to incur significant legal and related expenses for the remainder of fiscal 2001.

     In response to Johnson & Johnson's efforts to make its products more difficult to obtain, the Company recently tested whether it could successfully transition its customers into new products by assisting them in getting fitted for a new brand of contact lenses. The Company believes that these tests indicate that its customers are receptive to an offer from the Company to try both a new product and a new eye care provider. The Company feels that a more active role in the product/provider decision may help it address the policies of manufacturers that refuse to sell their brands to the Company but seek to sell their brands exclusively to eye doctors.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of its communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. See Note 6 to the Company's condensed consolidated financial statements.

Results of Operations

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                              Quarter Ended                     Three Quarters Ended
                                    --------------------------------    ----------------------------------
                                     September 30,    September 29,      September 30,    September 29,
                                         2000              2001              2000              2001
                                    --------------    --------------    ---------------   ----------------
    Net sales                           100.0%            100.0%               100.0%           100.0%
    Cost of goods sold                   59.8              60.5                 59.5             59.9
                                    --------------    --------------    ---------------   ----------------
    Gross profit                         40.2              39.5                 40.5             40.1
                                    --------------    --------------    ---------------   ----------------
    Advertising expense                  19.5              17.6                 18.7             17.7
    Legal and professional fees           0.4               2.3                  0.6              1.5

    Other selling, general and
         administrative expenses          9.9              11.9                 10.2             11.1
                                    --------------    --------------    ---------------   ----------------
    Total selling, general and
         administrative expenses         29.8              31.8                 29.5             30.3
                                    --------------    --------------    ---------------   ----------------
    Income from operations               10.4               7.7                 11.0              9.8
    Other income (expense), net           0.0              (0.1)                 0.2             (0.2)
                                    --------------    --------------    ---------------   ----------------
    Income before provision
         for income taxes                10.4               7.6                 11.2               9.6
    Provision for income taxes           (4.1)             (2.9)                (4.3)             (3.7)
                                    --------------    --------------    ---------------   ----------------
    Net income                            6.3%              4.7%                 6.9%             5.9%
                                    ==============    ==============    ===============   ================

     Net sales. Net sales for the quarter ended September 29, 2001 increased 9% to $44.4 million from $40.7 million for the quarter ended September 30, 2000. For the three quarters ended September 29, 2001, net sales increased 22% to $131.4 million from $107.9 million for the three quarters ended September 30, 2000. The Company added more than 450,000 new customers during the first three quarters of fiscal 2001. In addition, the Company continues to realize the benefits of repeat sales from a growing customer base. Repeat sales for the third quarter of fiscal 2001 increased 25% to $31.5 million, or 71% of net sales, from $25.3 million, or 62% of net sales, for the third quarter of fiscal 2000. Repeat sales for the first three quarters of fiscal 2001 increased 38% to $90.4 million, or 69% of net sales, from $65.6 million, or 61% of net sales, for the first three quarters of fiscal 2000. The Company also believes that the increase in net sales reflects some of the benefits of the nearly $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company has also enhanced its website and has increased the exposure of its website in its advertising. Internet sales for the third quarter of fiscal 2001 were $18.1 million, or 41% of net sales, as compared to $16.2 million, or 40% of net sales, for the third quarter of fiscal 2000. For the first three quarters of fiscal 2001, Internet sales were $51.4 million, or 39% of net sales, as compared to $38.1 million, or 35% of net sales, for same period in fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company suspended its quantity discounts on all Vistakon contact lenses in June 2001. In September 2001, the Company implemented other programs to manage its level of Vistakon inventory, including reducing the standard quantity of Vistakon contact lenses offered to customers. These steps not only impacted net sales in the third quarter of fiscal 2001 but will also reduce expected revenues in the fourth quarter of fiscal 2001. The Company also estimates that third quarter 2001 net sales were reduced by more than $1.5 million by the events of September 11, 2001.

     Gross profit. Gross profit as a percentage of net sales decreased to 39.5% for the quarter ended September 29, 2001 from 40.2% for the quarter ended September 30, 2000. For the three quarters ended September 29, 2001, gross profit as a percentage of net sales decreased to 40.1% from 40.5% for the three quarters ended September 30, 2000. Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders. During the third quarter of fiscal 2001, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. At the beginning of the third quarter of fiscal 2001, the Company had approximately a three to four month supply of Vistakon lenses; therefore, the impact of the increase in wholesale prices was less significant in the third quarter. Gross profit in the fourth quarter of fiscal 2001 will be more significantly impacted by this increase in wholesale prices. The Company's wholesale prices on Vistakon products have continued to increase substantially and Vistakon products account for more than 40% of the Company's net sales. If supply of Vistakon products remains limited and wholesale prices remain higher than expected, gross profit will continue to be impacted significantly in future quarters.

     Advertising expense. Advertising expense for the quarter ended September 29, 2001 decreased approximately $161,000, or 2%, from the quarter ended September 30, 2000. As a percentage of net sales, advertising expense decreased to 17.6% for the third quarter of fiscal 2001 from 19.5% for the third quarter of fiscal 2000. For the three quarters ended September 29, 2001, advertising expense increased $3.1 million, or 15%, from the three quarters ended September 30, 2000. As a percentage of net sales, advertising expense decreased to 17.7% for the first three quarters of fiscal 2001 from 18.7% for the first three quarters of fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company decreased advertising spending below originally planned levels for the third quarter of fiscal 2001 and expects to decrease advertising spending below originally planned levels for the remainder of fiscal 2001. Currently, the Company believes that advertising spending in fiscal 2001 will be approximately 6% higher than its fiscal 2000 spending. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     Legal and professional fees. Legal and professional fees for the quarter ended September 29, 2001 increased $0.9 million, or 580%, from the quarter ended September 30, 2000. For the three quarters ended September 29, 2001, legal and professional fees increased $1.4 million, or 234%, from the three quarters ended September 30, 2000. As a percentage of net sales, legal and professional fees increased to 2.3% for the third quarter of fiscal 2001 from 0.4% for the third quarter of fiscal 2000. For the three quarters ended September 29, 2001, legal and professional fees as a percentage of net sales increased to 1.5% from 0.6% for the first three quarters of fiscal 2000. During the first three quarters of fiscal 2001, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts to proactively influence the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees at least through the remainder of fiscal 2001 as it continues this proactive approach, including investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson will allow mail order companies to purchase contact lenses directly from Vistakon.

     Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended September 29, 2001 increased $1.3 million, or 31%, from the quarter ended September 30, 2000.

For the three quarters ended September 29, 2001, other selling, general and administrative expenses increased $3.6 million, or 33%, from the three quarters ended September 30, 2000. As a percentage of net sales, other selling, general and administrative expenses increased to 11.9% for the third quarter of fiscal 2001 from 9.9% for the third quarter of fiscal 2000. For the three quarters ended September 29, 2001, other selling, general and administrative expenses as a percentage of net sales increased to 11.1% from 10.2% for the first three quarters of fiscal 2000. The fixed portion of operating and payroll costs increased as the Company continues to expand its operating infrastructure and enhance its management team to meet the demands of current and future growth.

     Other income (expense), net. Other income (expense) decreased to approximately ($36,000) and ($208,000) for the quarter and three quarters ended September 29, 2001, respectively, from approximately $26,000 and $260,000 for the quarter and three quarters ended September 30, 2000, respectively. Interest income decreased due to lower cash balances and lower interest rates. Interest expense increased due to increased use of the revolving credit facility. In addition, during the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities.

     Income taxes. The Company's effective tax rate for the quarter and three quarters ended September 29, 2001 was 38.7% and 38.9%, respectively. For the quarter and three quarters ended September 30, 2000, the Company's effective tax rate was 39.1% and 38.5% respectively. As of September 29, 2001, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2001 effective income tax rate will be approximately 39%.

Liquidity and Capital Resources

     For the three quarters ended September 29, 2001 and September 30, 2000, net cash provided by operating activities was approximately $6.9 million and $11.2 million, respectively. In the fiscal 2001 period, cash was provided primarily by net income and an increase in accounts payable partially offset by an increase in inventories. In the fiscal 2000 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable partially offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

     The Company used approximately $2.0 million and $1.1 million for investing activities in the three quarters ended September 29, 2001 and September 30, 2000, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2001 period were approximately $1.3 million. A portion of these expenditures relates to the expansion of the Company's leased distribution center and leased space used for its management and call center operations. Capital expenditures for the fiscal 2000 period were approximately $0.9 million. In addition, the Company acquired intangible assets for approximately $0.7 million during the fiscal 2001 period. During March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle current and future growth. The Company presently anticipates that capital expenditures in fiscal 2001 will be approximately $1.6 million.

     As of September 29, 2001, the Company had certain noncancelable commitments to purchase approximately $1.3 million of broadcast advertising through December 2001. In addition, the Company has entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $5.8 million from January 1, 2001 through December 31, 2001.

     During the three quarters ended September 29, 2001 and September 30, 2000, the Company used approximately $3.6 million and $14.3 million for financing activities, respectively. During the fiscal 2001 period, the Company had net repayments on its credit facility of approximately $3.3 million and repurchased 22,500 shares of its common stock for a total cost of approximately $438,000. During the fiscal 2000 period, the Company had net borrowings on its credit facility of approximately $2.5 million and repurchased a total of 1,084,000 shares of its common stock for a total cost of approximately $16.8 million. In both the fiscal 2001 and 2000 periods, these amounts were offset slightly by proceeds from the exercise of common stock options. In the fiscal 2000 period, the Company also made its final payment of $300,000 relating to the 1999 purchase of the assets of Contact Lenses Online, Inc.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock to be used for corporate purposes. Through September 29, 2001, the Company had repurchased 1,506,500 shares for a total cost of approximately $19.9 million.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (5.75 percent as of September 29, 2001). As of September 29, 2001, the Company had no outstanding borrowings on the credit facility. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. The credit facility expires April 30, 2003.

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

     See "Overview" for a discussion regarding the multi-district litigation's potential impact on the Company's results of operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of September 29, 2001, the Company had no outstanding borrowings on the credit facility. The credit facility bears interest at a variable rate. The Company is exposed to foreign currency risk due to cash held by its foreign subsidiary. As of September 29, 2001, the Company's total cash in foreign currencies was approximately $12,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

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

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits

          None.

          (B)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended September 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1-800 CONTACTS, INC.

Dated: November 13, 2001           By:    /s/ Jonathan C. Coon
                                          --------------------
                                   Name:  Jonathan C. Coon
                                   Title: President and Chief Executive Officer

                                   By:    /s/ Scott S. Tanner
                                          -------------------
                                   Name:  Scott S. Tanner
                                   Title: Chief Operating Officer and Chief
                                   Financial Officer