Form 10-K
period 2001-12-29
1 800 CONTACTS INC
filed 2002-03-29
CIK 1050122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 29, 2001 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from__________to

                 Commission file number: 0-23633

                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       87-0571643
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

66 E. Wadsworth Park Drive 3rd Floor,
             Draper, UT                                        84020
-----------------------------------------   ------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /X/ Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 18, 2002 at a closing sale price of $10.56 as reported by the Nasdaq National Market ("Nasdaq") was approximately $71 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 18, 2002, the Registrant had 11,381,840 shares of Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 17, 2002 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

                              1-800 CONTACTS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                                 Page No.
                                                                                                                 --------
PART I
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .. . . . . . . . .  3
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..12
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .  .14
Item 4A.  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . .  . . . . . .. . . 15
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  . . .     . . . . . . . . . . . .. . . . . . .24
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 24
Item 9.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

PART III
Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . . .. . . .26
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .26

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . ...26

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

     The Company is a leading direct marketer of replacement contact lenses. As of December 29, 2001, the Company had shipped more than 5.7 million orders to approximately 2.3 million customers since inception. Through its easy-to-remember, toll-free telephone number, "1-800 CONTACTS" (1-800-266-8228), and through its Internet addresses, which include "www.1800contacts.com," "www.contacts.com" and "www.contactlenses.com," the Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company's high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 95% of its orders within one business day of receipt. The Company believes that it offers its customers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. The Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $169 million in fiscal 2001.

     The Company's Internet sales channel continued to grow in fiscal 2001 and is a more cost-effective way for the Company to serve its customers. The Company's Internet sales for fiscal 2001 were $67.6 million, or 40% of total sales, compared to $53.8 million, or 37% of total sales, in the previous fiscal year. Its online presence enables the Company to operate more efficiently by substantially eliminating the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

     The Company markets its products through a national advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer awareness and repeat business. The Company spent approximately $26.9 million on advertising in fiscal 2001 and has invested more than $100 million in its national advertising campaign over the last several years. The Company's experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

INDUSTRY OVERVIEW

     Industry analysts estimate that over 50% of the United States' population need some form of corrective eyewear. Contact lenses are a convenient, cost-effective alternative to eyeglasses. The number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing. The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are replaced on a daily, weekly, or bi-weekly basis.

     Traditionally, contact lenses were sold to consumers almost exclusively by either ophthalmologists or optometrists (referred to herein collectively as "eye care practitioners"). Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and subsequently provide replacement lenses, regardless of whether the patient was given or required another eye examination. Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner. Over the last two decades, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

     The Company believes that increased consumer awareness of the benefits of the direct marketing of contact lenses will lead to further growth of this method of buying and selling contact lenses. Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing. In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel. The direct marketing industry continues to grow as many retail customers have migrated towards the convenience and service offered by home shopping. The Company expects the direct marketing segment of the contact lens industry to grow in tandem with the growth in the direct marketing industry as a whole.

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

PRODUCT OFFERINGS

     Contact lenses can be divided into two categories: soft lenses and hard lenses (primarily rigid gas permeable). There are three principal wearing regimes for soft contact lenses: conventional, disposable and planned replacement. Conventional lenses are designed to be worn indefinitely but are typically replaced after 12 to 24 months. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more regular basis was important to comfort, convenience, maintaining healthy eyes and patient compliance. Disposable lenses are changed as often as daily and up to every two weeks, depending on the product. Planned replacement lenses are designed to be changed as often as every two weeks and up to every three months.

     The Company is a direct marketer of replacement contact lenses and does not manufacture contact lenses or provide eye examinations or related services to its customers. The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company stocks a large inventory of lenses from which it can ship approximately 95% of its orders within one business day of receipt. The Company believes that its ability to maintain a large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in the direct marketing of contact lenses.

     The Company purchases product directly from certain manufacturers. See "Purchasing and Principal Suppliers." The Company's products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer. From time to time, the Company purchases contact lenses that were labeled as "samples" by the manufacturer. Such lenses are sometimes offered by the Company to customers as part of promotional programs at reduced prices.

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

     The majority of contact lens wearers are between the ages of 14 and 49. In addition, approximately two-thirds of contact lens wearers are women and contact lens wearers generally have higher incomes than eyeglass wearers do. Through its national advertising campaign, the Company is able to target its advertising to contact lens wearers in these key demographic groups, as well as certain other persons based on other important demographics.

     The Company spent approximately $26.9 million on advertising in fiscal 2001. Although, the Company intends to continue its nationwide advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases, it is currently planning on reducing the amount spent on advertising in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations,"
Item 7 of Part II of this Form 10-K. The Company's advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases. In addition, the Company intends to continue its direct marketing campaign to its more than 2.3 million customers through the U.S. mail and e-mail.

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

     The management information systems provide the Company's customer service representatives ("CSRs") with real-time product availability information for substantially all of its products through a direct connection with the Company's distribution center, whereupon information is immediately updated as lenses are shipped. In addition, Internet customers can obtain real-time product availability information for many products. The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to charge the customer's card and ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer. CSRs also have access to records of all prior contact with a customer, including the customer's address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax. Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer's order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR contacts the customer to inform them of the delay.

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

     The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch. This system is further protected by a generator capable of supporting the Company's call center operations for a period of five days. All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company's data is transmitted to an offsite location. There can be no assurance that the Company's back-up system will be sufficient to prevent an interruption in the Company's operations in the event of disruption in the Company's management information systems, and an extended disruption in the management information systems could adversely affect the Company's business, financial condition and results of operations.

OPERATIONS

     The primary components of the Company's operations include its teleservices, order entry and customer service, Internet and distribution and fulfillment.

     TELESERVICES, ORDER ENTRY AND CUSTOMER SERVICE. The Company provides its customers with toll-free telephone access to its CSRs. Currently, the Company's call center generally operates from 6:00 a.m. to 10:00 p.m. (MST) Monday through Thursday, 6:00 a.m. to 9:00 p.m. (MST) on Friday, 7:00 a.m. to 9:00 p.m. (MST) on Saturday and 8:00 a.m. to 4:00 p.m. (MST) on Sunday. Customers may place orders via the Internet 24 hours a day, 7 days a week. Potential customers may also obtain product, pricing or other information over the Internet or through an interactive voice response system. The Company's orders are received by phone, Internet, mail, facsimile and electronic mail. CSRs process orders directly into the Company's proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number. CSRs are provided with a sales script and are trained to provide information about promotional items. Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

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

     The Company continually upgrades and enhances its management information systems. The Company believes it has the capacity to handle up to 30,000 calls per day.

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

     INTERNET. The Company's website, www.contacts.com, provides customers with a quick, efficient and cost-effective method for obtaining replacement contact lenses 24 hours a day, 7 days a week. The Company is continually upgrading the content and functionality of its website. The website allows customers to easily browse and purchase substantially all of the Company's products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking. During the call center's operating periods, the Company offers service and support to its Internet customers over the telephone. The Company also provides real-time online messaging and e-mail support to customers 24 hours a day, 7 days a week. The Company's website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

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

     DISTRIBUTION AND FULFILLMENT. Approximately 95% of the Company's orders are shipped within one business day of receipt. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company's management information systems automatically determine the anticipated delivery date for each order.

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

     The Company began operations in its current distribution center in February 1999. This facility is strategically located near the Salt Lake City, Utah airport. In March 2002, the Company increased the size of its distribution center to approximately 84,000 square feet.

PURCHASING AND PRINCIPAL SUPPLIERS

     Until recently, substantially all of the major manufacturers of contact lenses had refused to sell lenses directly to direct marketers, including the Company, and had sought to prohibit their distributors from doing so. Currently, Johnson & Johnson and Ocular Sciences are the only major manufacturers who refuse to sell directly to the Company. As a result, the Company purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers.

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

     In December 1996, the Attorney General for the State of New York, on behalf of itself and the Attorney Generals for approximately 21 other States, filed a substantially similar action naming three major manufacturers of soft contact lenses as well as several optometrists and their trade associations as defendants (the "New York Action"). Additional states joined the New York Action after it was filed, and the Florida Action and the New York Action were consolidated (the "Attorney General Action"). The Attorney General Action, also referred to as the multi-district litigation, entered into the trial phase in March 2001 in Jacksonville, Florida.

     CIBA Vision and Bausch & Lomb have entered into settlement agreements. In July 1997, the Company was approved as an authorized distributor of CIBA Vision. In March 2001, the Company was approved as an authorized distributor of Bausch & Lomb. Being an authorized distributor of these manufacturers allows the Company to purchase their contact lenses at wholesale level prices.

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson. The court finalized the settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. In October 2001, the Company was granted intervener status to this multi-district litigation by the court. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. See "Legal Proceedings."

     Johnson & Johnson's press release announcing the settlement stated that it would begin selling to alternative channels of distribution. To date, Vistakon has refused to open an account with the Company. Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain and have resulted in wholesale price increases.

     As a result of some manufacturers' refusal to sell to the Company, the Company is not an authorized dealer for some of the products which it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company acquired from a single distributor approximately 38%, 35% and 46% of its contact lens purchases in fiscal 1999, 2000 and 2001, respectively. The Company's top three suppliers accounted for approximately 68%, 62% and 70% of the Company's inventory purchases in fiscal 1999, 2000 and 2001, respectively. The Company believes that a substantial number of its suppliers are not authorized by contact lens manufacturers to distribute their products. The Company does not have written agreements with substantially all of its suppliers. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices.

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

     The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with contact lens manufacturers, which in some cases affords such competitors with better pricing terms, access to supply and other sales and marketing programs. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The Company believes that the principal elements of competition in the industry include price, product availability, customer service and consumer awareness.

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

     The Company's ability to comply with state laws and regulations requiring a valid prescription is hampered because the Company's customers are often unable to get a copy of their prescription. The Company believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient's contact lens prescription to the patient. In addition, such providers have refused to release or verify prescriptions at the request of direct marketers. Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patient's request, is under review by the FTC. In the absence of federal law on the matter, contact lens prescription release is currently governed by state law. The Company believes there are approximately 26 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient. However, even in states with a mandatory release law, the Company believes that many prescribers continue to refuse to release prescriptions to their patients or to direct marketers of contact lenses, including the Company.

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

EMPLOYEES

     As of December 29, 2001 the Company employed 382 persons, of which 264 were full-time employees and 118 were part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

     All of the Company's management and call center operations are conducted through approximately 39,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City. The lease relating to this facility expires in 2006.

     The Company's distribution center is located near the Salt Lake City, Utah airport. In March 2002, the Company amended its lease agreement to increase the space by approximately 18,000 square feet, bringing the total leased space to approximately 84,000 square feet. The lease term for the distribution center was extended through December 2005.

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

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001 the Company was granted intervener status by the court in the MDL lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. To date, Vistakon has refused to open an account with the Company. However, this is the subject of ongoing litigation--to determine under what circumstances Vistakon must comply with the settlement agreement and sell to the Company.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of the Company's communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. The action was filed in the Middle District Court in Jacksonville, Florida. The complaint alleges claims for false advertising, unfair trade practices, tortious interference with prospective economic advantage and defamation and seeks both damages and injunctive relief. Vistakon also filed a motion for preliminary injunction which the Company opposed. The court granted Vistakon's preliminary injunction motion in part. The court ruled that when the Company wishes to rely on a particular study that the Company needs to make clear which lenses the study compares. Also, the court found that some of the

Company's statements were inconsistent when it stated that it continues to fill virtually all orders of Vistakon products while also stating that Vistakon has attempted to cut off the Company's sources for Vistakon product. The Company appealed this decision and is presently waiting for the 11th circuit federal court of appeals to hear the case. The Company believes the complaint lacks merit and plans to vigorously defend the action.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of fiscal 2001.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

           The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

  Name                                  Age    Position
----------------------------------------------------------------------------------------------
  Jonathan C. Coon..................     32    President, Chief Executive Officer and Director
  John F. Nichols...................     41    Vice President, Sales and Director
  Scott S. Tanner...................     41    Chief Operating Officer, Chief Financial Officer and Director
  Kevin K. McCallum.................     40    Vice President, Marketing
  Robert G. Hunter..................     35    Vice President, Finance

     JONATHAN C. COON is a co-founder of the Company and currently serves as President and Chief Executive Officer and Director. Mr. Coon received his Bachelor's Degree from Brigham Young University in 1994. Mr. Coon has nine years of experience in the contact lens distribution industry.

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

                                                         High           Low
                                                         ----           ---
        YEAR ENDED DECEMBER 30, 2000:
          First Quarter.............................. $  17.31      $  12.97
          Second Quarter.............................    24.00         12.50
          Third Quarter..............................    62.50         22.72
          Fourth Quarter.............................    47.75         25.19
        YEAR ENDED DECEMBER 29, 2001:
          First Quarter..............................    37.63         19.56
          Second Quarter.............................    30.30         18.98
          Third Quarter..............................    25.63         11.89
          Fourth Quarter.............................    17.68         12.00

HOLDERS

     As of March 15, 2002, there were approximately 86 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

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

ITEM 6.      SELECTED FINANCIAL DATA.

     The financial data as of and for the years ended December 31, 1997 ("fiscal 1997"), January 2, 1999 ("fiscal 1998"), January 1, 2000 ("fiscal 1999"),
December 30, 2000 ("fiscal 2000") and December 29, 2001 ("fiscal 2001") have been derived from the audited financial statements of the Company. The selected financial data below should be read in conjunction with the financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information for the three years ended December 29, 2001 is included as part of this Form 10-K.

                                FISCAL YEAR       FISCAL YEAR        FISCAL YEAR       FISCAL YEAR        FISCAL YEAR
                                   1997               1998                1999             2000              2001
                                 ----------       -----------        -----------       -----------        -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                        $   21,115       $    59,876        $    98,525       $   144,971        $   169,036
Cost of goods sold                   14,024            37,315             59,416            86,367            103,093
                                 ----------       ------------       -----------       -----------        -----------
Gross profit                          7,091            22,561             39,109            58,604             65,943
                                 ----------       ------------       -----------       -----------        -----------
Advertising expense                   3,486            24,207             20,238            25,603             26,850
Legal and professional fees             112               433                454               870              2,838
Other selling, general and
  administrative expenses             2,347             6,902             11,548            15,251             19,874
                                 ----------       -----------        -----------       -- --------        -----------
Total selling, general and
  administrative expenses             5,945            31,542             32,240            41,724             49,562
                                 ----------       -----------        -----------          --------        -----------
Income (loss) from operations         1,146            (8,981)             6,869            16,880             16,381
Other income (expense), net            (114)              446                (41)              198               (252)
                                 ----------       -----------        -----------       -----------       ------------
Income (loss) before benefit
  (provision) for income taxes        1,032            (8,535)             6,828            17,078             16,129
Benefit (provision)
  for income taxes(1)                  (397)              642               (701)           (6,604)            (6,265)
                                 ----------       -----------        -----------       ------------       -----------
Net income(loss)(1)              $      635       $    (7,893)       $     6,127       $    10,474        $     9,864
                                 ==========       ===========        ===========       ===========        == ========
Basic net income (loss)
per common shares                $     0.07       $     (0.63)       $      0.49       $      0.88        $      0.85
                                 ==========       ===========        ===========       ===========        ===========
Diluted net income (loss)
per common share(2)              $     0.07       $     (0.63)       $      0.48       $      0.86        $      0.84
                                 ==========       ===========        ===========       ==== ======        ===========

BALANCE SHEET DATA (AT THE END
OF PERIOD):
Working capital (deficit)        $   (1,622)      $    11,845        $    14,837       $     9,359       $     18,388
Total assets                          7,781            18,016             25,054            26,108             50,405
Total debt (including current
  portion)                            2,760                67                 30             3,265             12,526
Stockholders' equity                    854            14,833             18,701            13,964             23,753

----------
(1) Prior to February 9, 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. The benefit (provision) for income taxes and net income (loss) for the periods prior to February 9, 1998 reflect income taxes on a pro forma basis as if the Company had been a C corporation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Since its formation, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $169 million in fiscal 2001, with Internet sales having grown from an insignificant amount in fiscal 1996 to approximately $67.6 million in fiscal 2001.

     On July 24, 2000, the Company effected a two-for-one stock split. All share and per share information in this Form 10-K has been adjusted retroactively to give effect to this stock split.

     The Company's fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31. Fiscal 1999, ended January 1, 2000; fiscal 2000, ended December 30, 2000; and fiscal 2001, ended December 29, 2001. All three of these fiscal years are 52 week years.

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

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. The court finalized the settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. CIBA Vision settled this lawsuit more than four years ago and Bausch & Lomb settled in the first part of 2001. The Company now purchases lenses directly from these two manufacturers.

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

     Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain. As long as this restricted supply and the resulting wholesale price increases continue, the Company's future net sales and gross profit will be negatively impacted. As a result of this restricted supply, the Company has reduced its planned advertising spending, which will also adversely impact net sales.

     The Company is also investing significant resources to ensure that the settlement agreement will allow it to purchase contact lenses directly from Vistakon. As a result, the Company expects to continue to incur significant legal and related expenses during fiscal 2002.

     In response to Johnson & Johnson's efforts to make its products more difficult to obtain, the Company tested whether it could successfully transition its customers into new products by assisting them in getting fitted for a new brand of contact lenses. The Company believes that these tests indicate that its customers are receptive to an offer from the Company to try both a new product and a new eye care provider. The Company feels that a more active role in the product/provider decision may help it address the policies of manufacturers that refuse to sell their brands to the Company but seek to sell their brands exclusively to eye doctors.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of its communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. See "Legal Proceedings," Item 3 of Part I of this Form 10-K.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                      FISCAL YEAR
                                                                   -------------------------------------------------
                                                                       1999             2000              2001
                                                                   --------------   --------------    --------------
Net sales                                                                  100.0%           100.0%            100.0%
Cost of goods sold                                                          60.3             59.6              61.0
                                                                   --------------   --------------    --------------
Gross profit                                                                39.7             40.4              39.0
                                                                   --------------   --------------    --------------
Advertising expense                                                         20.5             17.7              15.9
Legal and professional fees                                                  0.5              0.6               1.7
Other selling, general and administrative expenses                          11.7             10.5              11.7
                                                                   --------------   --------------    --------------
Total selling, general and administrative expenses                          32.7             28.8              29.3
                                                                   --------------   --------------    --------------
Income from operations                                                       7.0             11.6              9.7
Other income (expense), net                                                 (0.1)             0.2              (0.2)
                                                                   --------------   --------------    --------------
Income before provision for income taxes                                     6.9             11.8               9.5
Provision for income taxes                                                  (0.7)            (4.6)             (3.7)
                                                                   --------------   --------------    --------------
Net income                                                                   6.2%             7.2%              5.8%
                                                                   ==============   ==============    ==============

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     NET SALES. Net sales for fiscal 2001 increased 17% to $169 million from $145 million for fiscal 2000. The Company added more than 560,000 new customers during fiscal 2001. In addition, the Company continues to realize the benefits of repeat sales from a growing customer base. Repeat sales for fiscal 2001 increased 32% to $119.2 million, or 71% of net sales, from $90.1 million, or 62% of net sales, for fiscal 2000. The Company also believes that this increase in net sales reflects some of the benefits of the more than $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition, the Company continues to refine its marketing efforts to its customer base and enhance its website. The Company has also continued its exposure of its website in its advertising. Internet sales for fiscal 2001 were $67.6 million, or 40% of net sales, as compared to $53.8 million, or 37% of net sales, for fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company suspended its quantity discounts on all Vistakon contact lenses in June 2001. In September 2001, the Company implemented other programs to manage its level of Vistakon inventory, including reducing the standard quantity of Vistakon contact lenses offered to customers. The Company also decreased advertising below originally planned levels for the third and fourth quarters of fiscal 2001.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased to 39.0% for fiscal 2001 from 40.4% for fiscal 2000. Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders. During the second half of fiscal 2001, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. The most significant impact was felt in the fourth quarter of fiscal 2001 as gross profit for the quarter decreased to 35.1 % from 40.1 % for the fourth quarter of fiscal 2000. To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001. During fiscal 2001,Vistakon products accounted for about 40% of the Company's net sales. If supply of Vistakon products remains limited and wholesale prices remain at current levels, gross profit will continue to be adversely impacted in future periods.

     ADVERTISING EXPENSE. Advertising expense for fiscal 2001 increased
$1.2 million, or 5%, from fiscal 2000. As a percentage of net sales, advertising expense decreased to 15.9% for fiscal 2001 from 17.7% for fiscal 2000. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company decreased advertising spending below originally planned levels for the third quarter and fourth quarters of fiscal 2001. Until the current environment (higher prices for and reduced supply of Vistakon products) changes, the Company plans on spending about $2.5 to $3.5 million per quarter on advertising. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     LEGAL AND PROFESSIONAL FEES. Legal and professional fees for fiscal 2001 increased $2.0 million, or 226%, from fiscal 2000. As a percentage of net sales, legal and professional fees increased to 1.7% for fiscal 2001 from 0.6% for fiscal 2000. During fiscal 2001, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts to proactively influence the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach, including investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson will allow it to purchase contact lenses directly from Vistakon.

     OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Other selling, general and administrative expenses for fiscal 2001 increased $4.6 million, or 30%, from fiscal 2000. As a percentage of net sales, other selling, general and administrative expenses increased to 11.7% for fiscal 2001 from 10.5% for fiscal 2000. The fixed portion of operating and payroll costs increased as the Company continues to expand its operating infrastructure and enhance its management team to meet the demands of current and future growth.

     OTHER INCOME (EXPENSE), NET. Other income (expense) decreased to approximately ($252,000) for fiscal 2001 from approximately $198,000 for fiscal 2000. Interest income decreased due to lower cash balances and lower interest rates earned on cash and cash equivalents. Interest expense increased due to increased use of the revolving credit facility. In addition, during fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities.

     INCOME TAXES. The Company's effective tax rate for fiscal 2001 and fiscal 2000 was approximately 38.8% and 38.7%, respectively. As of December 29, 2001, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2002 effective income tax rate will be approximately 39%.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     NET SALES. Net sales for fiscal 2000 increased 47% to $145 million from $98.5 million for fiscal 1999. The Company added more than 610,000 new customers during fiscal 2000. The Company realized the benefits of repeat sales from a growing customer base. Repeat sales for fiscal 2000 increased 67% to $90.1 million, or 62% of net sales, from $53.8 million, or 55% of net sales, for fiscal 1999. The Company also believes that this increase in net sales reflects some of the benefits of investing in its national advertising campaign over the last several years and its commitment to customer service. In addition to refining its marketing efforts to its customer base, the Company also enhanced its website and increased the exposure of its website in its advertising. Internet sales for fiscal 2000 were $53.8 million, or 37% of net sales, as compared to $18.7 million, or 19% of net sales, for fiscal 1999.

     GROSS PROFIT. Gross profit as a percentage of net sales increased to 40.4% for fiscal 2000 from 39.7% for fiscal 1999. Although gross profit as a percentage of net sales increased as compared to the prior year, it decreased slightly each quarter during fiscal 2000 from 41.0% in the first quarter of fiscal 2000 to 40.1% by the fourth quarter of fiscal 2000. With the increase in sales, the Company obtained inventory at lower costs because of purchase volumes and more competitive pricing resulting from access to more vendors. The Company also believes that enhanced inventory management techniques had a positive impact on gross profit. These factors were offset by the increase in Internet sales as a percentage of net sales since Internet orders generate lower gross profit because the Company offers free shipping on those orders.

     ADVERTISING EXPENSE. Advertising expense for fiscal 2000 increased $5.4 million, or 27%, from fiscal 1999. As a percentage of net sales, advertising expense decreased to 17.7% for fiscal 2000 from 20.5% for fiscal 1999.

     LEGAL AND PROFESSIONAL FEES AND OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Legal and professional fees and other selling, general and administrative expenses for fiscal 2000 increased $4.1 million, or 34%, from fiscal 1999. As a percentage of net sales, legal and professional fees and other selling, general and administrative expenses decreased to 11.1% for fiscal 2000 from 12.2% for fiscal 1999. With the continued growth in net sales, the Company was able to leverage the fixed portion of these expenses. In addition, some variable expenses such as wages and telephone expenses decreased as a percentage of net sales largely due to the increase in the percentage of net sales via the Internet, which requires less employee interaction, and a decrease in telephone rates.

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

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2001, 2000 and 1999, net cash provided by (used in) operating activities was approximately ($6.8 million), $11.0 million and $5.3 million, respectively. In fiscal 2001, cash was primarily used to fund a significant increase in inventories partially offset by net income and an increase in accounts payable. For fiscal 2000 and 1999, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable partially offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than it would if it were able to purchase directly from all contact lens manufacturers.

     The Company used approximately $2.2 million, $1.8 million and $2.3 million for investing activities in fiscal 2001, 2000 and 1999, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for fiscal 2001, 2000 and 1999 were approximately $1.5 million, $1.4 million and $1.0 million, respectively. A portion of these expenditures during each of these fiscal years relates to the expansion of the Company's leased distribution center and leased space used for it management and call center operations. During fiscal 2001, 2000 and 1999, the Company also acquired intangible assets for approximately $0.7 million, $0.2 million and $1.2 million, respectively. The 1999 amount includes the acquisition of certain assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash, of which $0.9 million was paid during fiscal 1999. The assets acquired include the Internet address, www.contactlenses.com, various telephone numbers and CLO's customer database. In addition, in March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

     During fiscal 2001, 2000 and 1999, net cash provided by (used in) financing activities was approximately $9.0 million, ($13.5) million and ($2.4) million, respectively. During fiscal 2001, the Company had net borrowings on its credit facility of approximately $9.3 million and repurchased 22,500 shares of its common stock for a total cost of approximately $438,000. During fiscal 2000, the Company had net borrowings on its credit facility of approximately $3.3 million and repurchased a total of 1,084,000 shares of its common stock for a total cost of approximately $16.8 million. In fiscal 2000, the Company also made its final payment of $300,000 relating to the 1999 purchase of CLO's assets. During fiscal 1999, the Company repurchased 370,000 shares of its common stock for a total cost of approximately $2.5 million. In all three fiscal years, these amounts were offset slightly by proceeds from the exercise of common stock options.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through
December 29, 2001, the Company had repurchased 1,506,500 shares for a total cost of approximately $19.9 million. Subsequent to December 29, 2001, the Company repurchased 200,000 shares for a total cost of approximately $2.2 million.

     The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at December 29, 2001) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth is more than 1.5, the floating rate will increase by 0.25 percent. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of December 29, 2001, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $12.5 million. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. As of December 29, 2001, the Company was in compliance with these covenants. The credit facility expires April 30, 2003.

     The Company believes that its cash on hand, together with cash generated from operations and the cash available through the credit facility, will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following table summarizes our contractual obligations and commitments (in thousands):

          Contractual Obligations and                          Less than
                  Commitments                     Total          1 year        1-3 years      4-5 years
     --------------------------------------     -----------    -----------     -----------    -----------
     Revolving credit facility                  $   12,526     $   12,526       $       -     $         -
     Operating leases                                4,813          1,196           2,321           1,296
     Advertising purchase commitments               11,869          6,327           5,542               -
     Inventory purchase commitments                 12,367         12,367               -               -
                                                -----------    -----------     -----------    -----------
          Total contractual obligations         $   41,575     $   32,416       $   7,863     $     1,296
                                                ===========    ===========     ===========    ===========

     The operating leases and inventory purchase commitments include agreements entered into subsequent to December 29, 2001.

     As of December 29, 2001, the Company did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a significant impact on the Company's results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies that require significant judgments and estimates include: revenue recognition, excess and obsolete inventories, intangible assets and accounting for contingencies, including legal matters. A description of each policy is included in Notes 2 and 4 of the Company's Notes to Consolidated Financial Statements. The Company's judgments and estimates are based on historical experience and various other assumptions believed reasonable at the time. Actual results may differ from these estimates.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

- The Company's sales growth will not continue at historical rates and it may encounter unforeseen difficulties in managing its future growth;

- A significant portion of the Company's sales may not comply with applicable state laws and regulations governing the delivery and sale of contact lenses;

- Because the Company doesn't manufacture contact lenses, it cannot ensure that the contact lenses it sells meet all federal regulatory requirements;

- It is possible that the FDA will consider certain of the contact lenses the Company sells to be misbranded;

- The Company currently purchases a substantial portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

- The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 38%, 35% and 46% of the Company's inventory purchases in fiscal 1999, 2000 and 2001, respectively;

- Historically, Johnson & Johnson's Vistakon products have accounted for about 40% of the Company's net sales; if supply of Vistakon products remains limited and wholesale prices remain at current levels, the Company's future net sales and gross profit will be negatively impacted;

- The Company may continue to incur significant legal and professional fees related to its legal matters and its increased efforts to proactively influence the industry on behalf of itself and consumers;

- The Company's quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter;

- The Company is dependent on its telephone, Internet and management information systems for the sale and distribution of contact lenses;

- The retail sale of contact lenses is highly competitive; certain of the Company's competitors are large, national optical chains that have greater resources than the Company has;

- The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity;

- The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses;

- Increases in the cost of shipping, postage or credit card processing could harm the Company's business;

- The Company's business could be harmed if it is required to collect state sales tax on the sale of products;

- The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it sells results in personal injury;

- The Company conducts its operations through a single distribution facility;

- The Company's success is dependent, in part, on continued use of the Internet;

- Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company's business operations; and

- Changing technology could adversely affect the operation of the Company's website.

SEASONALITY

     The Company does not believe that seasonality has had a material effect on its operations.

INFLATION

     The Company does not believe that inflation has had a material effect on its operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of December 29, 2001, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $12.5 million. The credit facility currently bears interest at a variable rate. The Company is exposed to limited foreign currency risk due to cash held by its foreign subsidiary. As of December 29, 2001, the Company's total cash in foreign currencies was approximately $10,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

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

                                          FIRST QUARTER       SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
                                      ---------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    YEAR ENDED DECEMBER 30, 2000:
        Net sales                       $         31,419    $        35,708    $        40,725    $       37,119
        Gross profit                              12,886             14,461             16,359            14,898
        Net income                                 1,813              3,030              2,587             3,044
        Basic net income
          per common share                          0.15               0.25               0.22              0.26
        Diluted net income
          per common share                          0.14               0.25               0.22              0.26
    YEAR ENDED DECEMBER 29, 2001:
        Net sales                       $         42,817    $        44,197    $        44,375    $       37,647
        Gross profit                              17,283             17,955             17,507            13,198
        Net income                                 2,330              3,323              2,058             2,153
        Basic net income
          per common share                          0.20               0.29               0.18              0.19
        Diluted net income
          per common share                          0.20               0.28               0.18              0.18

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

ITEM 11.     EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation and Other Matters," which information is incorporated herein by reference (except for the Report of the Compensation Committee on Executive Compensation, the Performance Graph and Report of the Audit Committee of the Board of Directors).

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)     The following documents are filed as a part of this report:

             1. FINANCIAL STATEMENTS. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages F-1 through F-21:

                         Report of Independent Public Accountants
                         Consolidated Balance Sheets as of December 30, 2000 and
                              December 29, 2001
                         Consolidated Statements of Income for the fiscal years
                              ended January 1, 2000, December 30, 2000 and
                              December 29, 2001
                         Consolidated Statements of Stockholders' Equity for the
                              fiscal years ended January 1, 2000,
                              December 30, 2000 and December 29, 2001
                         Consolidated Statements of Cash Flows for the fiscal
                              years ended January 1, 2000, December 30, 2000
                              and December 29, 2001
                         Notes to Consolidated Financial Statements

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

                                EXHIBIT
                                   NO.                                         EXHIBIT
                             ----------------------------------------------------------------------------------------
                                 3.1(i)  Restated Certificate of Incorporation of the Company. (1)
                                3.1(ii)  Restated By-Laws of the Company. (1)
                                   4.1   Form of certificate representing shares of Common Stock, $0.01 par value per share. (2)
                                  10.1   Employment Agreement between the Company and Jonathan C. Coon. (2) *
                                  10.2   Employment Agreement between the Company and John F. Nichols. (2) *
                                  10.3   Employment Agreement between the Company and Scott S. Tanner. (2) *
                                  10.4   Employment Agreement between the Company and Robert G. Hunter. (2) *

                                  10.5   1-800 CONTACTS, INC. 1998 Incentive Stock Option Plan. (2) *
                                  10.6   Employment Agreement between the Company and Kevin K. McCallum. (5)*
                                  10.7   Lease between the Company and Draper Land Limited Partnership No. 2, dated
                                         November 3, 1997, with respect to the Company's call center. (2)
                                  10.8   Revolving Credit Agreement between the Company and Zions First National
                                         Bank, dated June 26, 2001. (6)
                                  10.9   Change in Terms Agreement to First Amendment to Revolving Credit Agreement
                                         between the Company and Zions First National Bank, dated November 22,
                                         2000. (5)
                                 10.10   Indemnification Agreement between the Company and its officers and directors. (2)
                                 10.11   Agreement for Distribution of Retained Earnings and Tax Indemnification
                                         between the Company and the Existing Stockholders. (2)
                                 10.12   First Amendment to Lease between the Company and ProLogis North American
                                         Properties Fund I LLC, dated October 9, 2000, with respect to the
                                         Company's distribution center. (5)
                                 10.13   Stock Option Agreement. (2) *
                                 10.14   First Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated May 25, 1998, with respect to the Company's call center. (3)
                                 10.15   Second Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated August 6, 1998, with respect to the Company's call center. (3)
                                 10.16   Lease between the Company and ProLogis Development Services Incorporated,
                                         dated October 13, 1998, with respect to the Company's distribution center.(3)
                                 10.17   Revolving Credit Agreement between the Company and Zions First National
                                         Bank, dated October 29, 1998. (3)
                                 10.18   First Amendment to Revolving Credit Agreement between the Company and
                                         Zions First National Bank, dated September 17, 1999. (4)
                                 10.19   Third Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated January 17, 2001, with respect to the Company's call center. (5)
                                 10.20   Fourth Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated January 17, 2001, with respect to the Company's call center. (5)
                                 10.21   Fifth Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated January 17, 2001, with respect to the Company's call center. (5)
                                 10.22   Sixth Amendment to Lease between the Company and Draper Land Limited
                                         Partnership No. 2, dated January 17, 2001, with respect to the Company's call center. (5)
                                 10.23   Second Amendment to Lease between the Company and ProLogis North American
                                         Properties Fund I LLC, dated March 1, 2002, with respect to the Company's distribution center.
                                  21.1   Subsidiaries of the Registrant.
                                  23.1   Consent of Independent Public Accountants.

                                  99.1   Letter to the Securities and Exchange
                                         Commission regarding Arthur Andersen
                                         LLP representations.

                                      ----------
                                      (1)    Incorporated by reference to the
                                             Company's Quarterly Report on Form
                                             10-Q for the quarterly period ended
                                             April 4, 1998 (Commission File No.
                                             0-23633).
                                      (2)    Incorporated by reference to the
                                             same numbered exhibit to the
                                             Company's Registration Statement on
                                             Form S-1 (Registration No.
                                             333-41055).
                                      (3)    Incorporated by reference to the
                                             same numbered exhibit to the
                                             Company's Annual Report on Form
                                             10-K for the year ended January 2,
                                             1999 (Commission File No. 0-23633).
                                      (4)    Incorporated by reference to the
                                             same numbered exhibit to the
                                             Company's Annual Report on Form
                                             10-K for the year ended January 1,
                                             2000 (Commission File No. 0-23633).
                                      (5)    Incorporated by reference to the
                                             same numbered exhibit to the
                                             Company's Annual Report on Form
                                             10-K for the year ended December
                                             30, 2000 (Commission File No.
                                             0-23633).
                                      (6)    Incorporated by reference to the
                                             Company's Quarterly Report on Form
                                             10-Q for the quarterly period ended
                                             June 30, 2001 (Commission File No.
                                             0-23633).
                                      *      Management contract, compensatory
                                             plan or arrangement required to be
                                             filed as an exhibit pursuant to
                                             Item 14(c) of this report.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                  1-800 CONTACTS, INC.

                                  By: /s/ Jonathan C. Coon
                                      --------------------------
                                  Name:  Jonathan C. Coon
                                  Title: President and Chief Executive Officer

                                  By: /s/ Scott S. Tanner
                                      -----------------------------
                                  Name:  Scott S. Tanner
                                  Title: Chief Operating Officer and Chief
                                         Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 29, 2002.

                          SIGNATURE                                                 CAPACITY

                    /s/ Jonathan C. Coon                     President, Chief Executive Officer and Director
                    --------------------                     (principal executive officer)
                      Jonathan C. Coon

                     /s/ Scott S. Tanner                     Chief Operating Officer, Chief Financial Officer and
                     -------------------
                       Scott S. Tanner                       Director (principal financial officer)

                    /s/ Robert G. Hunter                     Vice President, Finance (principal accounting officer)
                    --------------------
                      Robert G. Hunter

                     /s/ John F. Nichols                     Director
                     -------------------
                       John F. Nichols

                    /s/ Stephen A. Yacktman                   Director
                   -----------------------
                     Stephen A. Yacktman

                     /s/ E. Dean Butler                      Director
                     ------------------
                       E. Dean Butler

                    /s/ Jason S. Subotky                     Director
                    ---------------------
                      Jason S. Subotky

                      /s/ Brad Knight                        Director
                    ---------------------
                         Brad Knight

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Report of Independent Public Accountants..........................................................  F-2
Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001.........................  F-3
Consolidated Statements of Income for the fiscal years ended January 1, 2000,
     December 30, 2000 and December 29, 2001......................................................  F-5
Consolidated Statements of Stockholders' Equity for the fiscal years ended
     January 1, 2000, December 30, 2000 and December 29, 2001.....................................  F-6
Consolidated Statements of Cash Flows for the fiscal years ended
     January 1, 2000, December 30, 2000 and December 29, 2001.....................................  F-7
Notes to Consolidated Financial Statements........................................................  F-9


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO 1-800 CONTACTS, INC.:

     We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of December 30, 2000 and December 29, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800 CONTACTS, INC. and subsidiaries as of December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     January 30, 2002

                              1-800 CONTACTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)

                                                      December 30,   December 29,
                                                         2000           2001
                                                     -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $          42   $         36
  Inventories                                               20,402         43,000
  Deferred income taxes                                        674            985
  Other current assets                                         385          1,019
                                                     -------------   ------------
    Total current assets                                    21,503         45,040
                                                     -------------   ------------
PROPERTY AND EQUIPMENT, at cost:
  Office, computer and other equipment                       3,800          4,929
  Leasehold improvements                                     1,031          1,306
                                                     -------------   ------------
                                                             4,831          6,235
  Less - accumulated depreciation and amortization          (1,988)        (2,926)
                                                     -------------   ------------
    Net property and equipment                               2,843          3,309
                                                     -------------   ------------
DEFERRED INCOME TAXES                                          204            439
                                                     -------------   ------------
INTANGIBLE ASSETS, net of accumulated
   amortization of $652 and $1,062, respectively             1,262          1,544
                                                     -------------   ------------
OTHER ASSETS                                                   296             73
                                                     -------------   ------------
    Total assets                                     $      26,108   $     50,405
                                                     =============   ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              1-800 CONTACTS, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                     December 30,        December 29,
                                                        2000                 2001
                                                    -------------        ------------
CURRENT LIABILITIES:
   Line of credit                                   $       3,265        $     12,526
   Accounts payable                                         3,647              10,251
   Accrued liabilities                                      2,564               2,916
   Accrued shipping costs                                     977                 397
   Income taxes payable                                     1,207                 141
   Unearned revenue                                           484                 421
                                                    -------------        ------------
      Total current liabilities                            12,144              26,652
                                                    -------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000
      shares authorized, 12,861 shares issued                 129                 129
    Additional paid-in capital                             23,802              23,998
    Retained earnings                                       8,412              18,276
    Treasury stock at cost, 1,290 and 1,285 shares,
    respectively                                          (18,376)            (18,649)
    Accumulated other comprehensive loss                       (3)                 (1)
                                                    -------------        ------------
      Total stockholders' equity                           13,964              23,753
                                                    -------------        ------------
      Total liabilities and stockholders' equity    $      26,108        $     50,405
                                                    =============        ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             1-800 CONTACTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL YEAR ENDED
                                                       -------------------------------------
                                                       JANUARY 1,  DECEMBER 30,  DECEMBER 29,
                                                          2000        2000          2001
                                                       ----------  ------------  -----------
NET SALES                                              $   98,525  $    144,971  $   169,036
COST OF GOODS SOLD                                         59,416        86,367      103,093
                                                       ----------  ------------  -----------
  Gross profit                                             39,109        58,604       65,943
                                                       ----------  ------------  -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Advertising expense                                      20,238        25,603       26,850
  Legal and professional fees                                 454           870        2,838
  Other selling, general and administrative expenses       11,548        15,251       19,874
                                                       ----------  ------------  -----------
     Total selling, general and administrative
     expenses                                              32,240        41,724       49,562
                                                       ----------  ------------  -----------
INCOME FROM OPERATIONS                                      6,869        16,880       16,381
                                                       ----------  ------------  -----------
OTHER INCOME (EXPENSE):
  Interest expense                                            (32)          (69)         (96)
  Interest income                                             310           239           53
  Cancelled offering costs                                   (293)         --            --
  Loss on impairment of non-marketable securities            --            --           (220)
  Other, net                                                  (26)           28           11
                                                       ----------  ------------  -----------
     Total other, net                                         (41)          198         (252)
                                                       ----------  ------------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                    6,828        17,078       16,129
PROVISION FOR INCOME TAXES                                   (701)       (6,604)      (6,265)
                                                       ----------  ------------  -----------
NET INCOME                                             $    6,127  $     10,474  $     9,864
                                                       ==========  ============  ===========
PER SHARE INFORMATION:
  Basic net income per common share                    $     0.49    $    0.88    $    0.85
                                                       ==========  ============  ===========
  Diluted net income per common share                  $     0.48    $    0.86    $    0.84
                                                       ==========  ============  ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              1-800 CONTACTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                Retained                          Accumulated
                                                 Additional     Earnings                             Other         Total
                                 Common Stock      Paid-in    (Accumulated)      Treasury Stock   Comprehensive Stockholders
                               ----------------                                 ---------------
                               Shares    Amount    Capital      (Deficit)       Shares   Amount        Loss        Equity
                               ---------------------------------------------------------------------------------------------
BALANCE,
 January 2, 1999               12,861    $  129  $   22,953   $      (8,189)        (22) $    (60)  $     -     $   14,833
Purchase of treasury shares       -         -           -                -         (370)   (2,530)        -         (2,530)
Exercise of common
 stock options                    -         -           (93)             -           50       231         -            138
Income tax benefit from
 common stock
 options exercised                -         -           133              -           -        -           -           133
Net income                        -         -           -             6,127          -        -           -          6,127
                               -------------------------------------------------------------------------------------------
Comprehensive Income

BALANCE,
 January 1, 2000               12,861       129      22,993          (2,062)       (342)   (2,359)        -         18,701
Purchase of treasury shares       -         -           -                -       (1,084)  (16,842)        -        (16,842)
Exercise of common
 stock options                    -         -          (387)             -          136       825         -            438
Income tax benefit from
 common stock
 options exercised                -         -         1,196              -           -        -           -          1,196
Net income                        -         -           -            10,474          -        -           -         10,474
Foreign currency
 translation adjustments          -         -           -                -           -        -            (3)          (3)
                               -------------------------------------------------------------------------------------------
Comprehensive Income

BALANCE,
 December 30, 2000             12,861       129      23,802           8,412      (1,290)  (18,376)         (3)      13,964
Purchase of treasury shares       -         -           -                -          (22)     (438)        -           (438)
Exercise of common
 stock options                    -         -            19              -           27       165         -            184
Income tax benefit from
 common stock
 options exercised                -         -           177              -           -        -           -            177
Net income                        -         -           -             9,864          -        -           -          9,864
Foreign currency
 translation adjustments          -         -           -                -           -        -             2            2
                               -------------------------------------------------------------------------------------------
Comprehensive  income

BALANCE,
 December 29, 2001             12,861    $  129  $   23,998   $      18,276      (1,285) $(18,649) $       (1) $    23,753
                               ===========================================================================================
                                        Comprehensive
                                            Income
                                        --------------
BALANCE,
 January 2, 1999                         $        -
Purchase of treasury shares                       -
Exercise of common
 stock options                                    -
Income tax benefit from
 common stock
 options exercised                                -
Net income                                      6,127
                                        -------------
Comprehensive Income                    $       6,127
                                        =============

BALANCE,
 January 1, 2000                                  -
Purchase of treasury shares                       -
Exercise of common
 stock options                                    -
Income tax benefit from
 common stock
 options exercised                                -
Net income                                     10,474
Foreign currency
 translation adjustments                           (3)
                                        -------------
Comprehensive Income                    $      10,471
                                        =============
BALANCE,
 December 30, 2000                                -
Purchase of treasury shares                       -
Exercise of common
 stock options                                    -
Income tax benefit from
 common stock
 options exercised                                -
Net income                                      9,864
Foreign currency
 translation adjustments                            2
                                        -------------
Comprehensive  income                   $       9,866
                                        =============
BALANCE,
 December 29, 2001

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              1-800 CONTACTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 Fiscal Year Ended
                                                       ----------------------------------------
                                                       January 1,   December 30,   December 29,
                                                          2000          2000          2001
                                                       ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $    6,127   $     10,474   $      9,864
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                            992          1,126          1,459
     Loss (gain) on sale of property and equipment             26             (3)            (6)
     Loss on impairment of non-marketable securities          -              -              220
     Deferred income taxes                                    254           (356)          (546)
     Changes in operating assets and liabilities:
        Inventories                                        (5,228)        (4,422)       (22,598)
        Other current assets                                    8             90           (634)
        Deferred advertising costs                            176            -              -
        Accounts payable                                    1,004            587          6,605
        Accrued liabilities                                 1,107            708            351
        Accrued shipping costs                                196            641           (580)
        Income taxes payable                                  447          1,956           (889)
        Unearned revenue                                      153            161            (63)
                                                       ----------   ------------   ------------
           Net cash provided by (used in) operating
                                          activities        5,262         10,962         (6,817)
                                                       ----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (1,020)        (1,366)        (1,517)
  Proceeds from sale of property and equipment               -                 3              7
  Purchase of intangible assets                            (1,238)          (205)          (692)
  Purchase of non-marketable securities                      -              (220)          -
  Deposits                                                     (8)            10              2
                                                       ----------   ------------   ------------
           Net cash used in investing activities       $   (2,266)  $     (1,778)  $     (2,200)
                                                       ----------   ------------   ------------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              1-800 CONTACTS, INC.

                                 (IN THOUSANDS)


                                                                 Fiscal Year Ended
                                                       ----------------------------------------
                                                       January 1,   December 30,   December 29,
                                                          2000          2000          2001
                                                       ----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock repurchases                            $   (2,530)  $    (16,842)  $       (438)
   Proceeds from exercise of common stock options             138            438            184
   Net borrowings on line of credit                            -           3,265          9,261
   Principal payments on capital lease obligation             (37)           (30)            -
   Payment of acquisition payable                              -            (300)            -
                                                       ----------   ------------   ------------
              Net cash (used in) provided by financing
              activities                                   (2,429)       (13,469)         9,007
                                                       ----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .        567         (4,285)           (10)
EFFECT OF FOREIGN EXCHANGE
   RATES ON CASH AND CASH EQUIVALENTS                          -              (2)             4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              3,762          4,329             42
                                                       ----------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $    4,329   $         42   $         36
                                                       ==========   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                              $       33   $         47   $         93
   Cash paid for income taxes                                 100          4,905          7,700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended Janary 1, 2000, the Company acquired $300 of certain intangible assets under a short-term acquisition payable (see Noe 10).

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

 REGULATORY COMPLIANCE

     The Company sells contact lenses to customers in all 50 states and each sale is likely to be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of contact lenses vary from state to state, but generally can be classified into six categories: (i) laws that require contact lenses only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses; (iii) laws that require lenses be dispensed only in a face-to-face transaction; (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses; (v) agreements with regulatory authorities which regulate the dispensing of contact lenses and (vi) laws that the Company believes place no restrictions on the dispensing of replacement contact lenses. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company's general operating practice is to attempt to obtain a valid prescription from each of its customers or his/her eye care practitioner. If the customer does not have a copy of his/her prescription but does have the prescription information obtained directly from the customer's eye care practitioner, the Company attempts to contact the customer's eye care practitioner to obtain a copy of or verify the customer's prescription. If the Company is unable to obtain a copy of or verify the customer's prescription, it is the Company's general practice to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. As a result of this operating practice, certain sales made by the Company may not comply with the applicable statute or regulation in the state in which the customer is located. Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify their prescription;
(iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iv) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company's ability to sell contact lenses and continue to operate profitably.

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

 SOURCES OF SUPPLY

     Until recently, substantially all of the major manufacturers of contact lenses had refused to sell lenses directly to direct marketers, including the Company, and had sought to prohibit their distributors from doing so. Currently, Johnson & Johnson and Ocular Sciences are the only major manufacturers who refuse to sell directly to the Company. As a result, the Company purchases a substantial portion of its products from unauthorized distributors. The Company is aware that at least one large manufacturer of contact lenses puts tracking codes on its products in an effort to identify distributors who are selling to direct marketers.

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. The court finalized the settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. CIBA Vision settled this lawsuit more than four years ago and Bausch & Lomb settled in the first part of 2001. The Company now purchases lenses directly from these two manufacturers.

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

     Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain. During fiscal 2001, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. Vistakon products accounted for about 40% of the Company's net sales during fiscal 2001.

     As a result of some manufacturers' refusal to sell to the Company, the Company is not an authorized dealer for some of the products which it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. There can be no assurance that the Company will be able to obtain sufficient quantities of contact lenses at competitive prices in the future to meet the existing or anticipated demand for its products. Any such inability would have a material adverse effect on the Company's business, financial position and results of operations.

     Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors and other sources, the Company acquired from a single distributor approximately 38 percent, 35 percent and 46 percent of its contact lens purchases in fiscal 1999, 2000 and 2001, respectively. The Company's

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

top three suppliers accounted for approximately 68 percent, 62 percent and 70 percent of the Company's inventory purchases in fiscal 1999, 2000 and 2001, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to be able to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 FISCAL YEAR

     The Company's fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31. Fiscal 1999, ended January 1, 2000; fiscal 2000, ended December 30, 2000; and fiscal 2001, ended December 29, 2001. All three of these fiscal years are 52 week years.

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

 PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of 1-800 CONTACTS, INC. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

 CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 INVENTORIES

     Inventories consist of contact lenses and are recorded at the lower of cost (using the first-in, first-out method) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable values. As of December 30, 2000 and December 29, 2001, reserves for excess and obsolete inventory were $626,000 and $1,091,000, respectively.

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 ADVERTISING COSTS

     The Company expenses all advertising costs when the advertising first takes place.

 INTANGIBLE ASSETS

     Intangible assets mainly consist of amounts paid to secure the rights to the Company's telephone numbers and Internet addresses. These costs are amortized over an estimated life of five years. The Company has contractual rights customary to the industry to use its telephone numbers and Internet addresses. However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any property rights to the telephone numbers. In addition, the Company does not have and cannot acquire any property rights to the Internet addresses. The Company does not expect to lose the right to use the telephone numbers or Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's financial position and results of operations.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist mainly of cash and cash equivalents, a line of credit, and short-term obligations. The Company believes that the carrying amounts approximate fair value.

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

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME PER COMMON SHARE

     Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. At January 1, 2000, December 30, 2000 and December 29, 2001, options to purchase 0,37,600 and 158,192 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

      The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):


                                                                               Per-Share
                                                     Net Income      Shares      Amount
                                                     ----------   ---------   ---------
        Year Ended January 1, 2000:

             Basic EPS                               $    6,127      12,597   $     0.49
             Effect of stock options                                    162
                                                     ----------   ---------
             Diluted EPS                             $    6,127      12,759   $     0.48
                                                     ==========   =========

        Year Ended December 30, 2000:
             Basic EPS                               $   10,474      11,872   $     0.88
             Effect of stock options                                    238
                                                     ----------   ---------
             Diluted EPS                             $   10,474      12,110   $     0.86
                                                     ==========   =========

        Year Ended December 29, 2001:
             Basic EPS                               $    9,864      11,574   $     0.85
             Effect of stock options                                    178
                                                     ----------   ---------
             Diluted EPS                             $    9,864      11,752   $     0.84
                                                     ==========   =========

 RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a significant impact on the Company's results of operations and financial position.

 RECLASSIFICATIONS

     Certain amounts in prior years' financial statements have been reclassified to conform to the fiscal 2001 presentation.

NOTE 3. LINE OF CREDIT

 LINE OF CREDIT

     The Company has a revolving credit facility that provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at December 29, 2001) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth is more than 1.5, the floating rate will increase by 0.25 percent. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of December 29, 2001, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $12.5 million. The credit facility is secured by substantially all of the Company's assets and expires April 30, 2003.

     The credit facility contains various affirmative and negative covenants which require, among other things, restrictions on additional debt, minimum levels for net income, maintenance of certain working capital levels, maintenance of a certain liabilities to net worth ratio and restrictions on distributions and changes in ownership. As of December 29, 2001, the Company was in compliance with these covenants.

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

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001 the Company was granted intervener status by the court in the MDL lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. To date, Vistakon has refused to open an account with the Company. However, this is the subject of ongoing litigation--to determine under what circumstances Vistakon must comply with the settlement agreement and sell to the Company.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of the Company's communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. The action was filed in the Middle District Court in Jacksonville, Florida. The complaint alleges claims for false advertising, unfair trade practices, tortious interference with prospective economic advantage and defamation and seeks both damages and injunctive relief. Vistakon also filed a motion for preliminary injunction which the Company opposed. The court granted Vistakon's preliminary injunction motion in part. The court ruled that when the Company wishes to rely on a particular study that the Company needs to make clear which lenses the study compares. Also, the court found that some of the Company's statements were inconsistent when it stated that it continues to fill virtually all orders of Vistakon products while also stating that Vistakon has attempted to cut off the Company's sources for Vistakon product. The Company appealed this decision and is presently waiting for the 11th circuit federal court of appeals to hear the case. The Company believes the complaint lacks merit and plans to vigorously defend the action.

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

 OPERATING LEASES

     The Company leases office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 totaled approximately $784,000, $797,000 and $1,115,000, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                                FISCAL YEAR                       AMOUNT
                                -----------                       ------
                                    2002                        $  1,196
                                    2003                           1,149
                                    2004                           1,172
                                    2005                           1,191
                                    2006                             105
                                                                --------
                                                                $  4,813
                                                                ========

 SALES TAX

     The Company's direct mail business is located, and all of its operations are conducted, in the state of Utah. At December 29, 2001, the Company did not collect sales or other similar taxes for any out-of-state sales. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

 INVENTORY PURCHASE COMMITMENTS

     Subsequent to December 29, 2001, the Company entered into certain commitments to purchase approximately $12.4 million of inventory through December 2002.

 ADVERTISING COMMITMENTS

     As of December 29, 2001, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $6.3 million and $5.5 million for advertising during 2002 and 2003, respectively.

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMON STOCK TRANSACTIONS

     On July 7, 2000, the Company's Board of Directors approved a two-for-one common stock split, effected in the form of a stock dividend. The record date for the stock split was July 24, 2000, and the payment date was August 1, 2000. This stock split has been retroactively reflected in the accompanying financial statements for all periods presented.

     On April 20, 2001, the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of its common stock, bringing the total authorization to 3,000,000 shares. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through
December 29, 2001, the Company had repurchased 1,506,500 shares for a total cost of approximately $19.9 million. Subsequent to December 29, 2001, the Company repurchased 200,000 shares for a total cost of approximately $2.2 million.

NOTE 6. STOCK OPTIONS AND STOCK OPTION PLAN

     During fiscal 1998, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 620,000 shares of common stock to officers, directors and consultants and other key employees. Incentive stock options and nonqualified options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of December 29, 2001, 158,556 shares are available for future granting.

     Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

     All options granted through January 1, 2000 vest equally over a three-year period and expire in ten years. All options granted subsequent to January 1, 2000, vest equally over a four-year period and expire in seven to ten years.

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of stock option activity is as follows (in thousands, except per share amounts):

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                                                                                                    Price Per
                                                                                 Shares               Shares
                                                                                 ------               ------
                                    Outstanding at January 2, 1999                   446              $  4.47
                                        Granted                                      113                 6.25
                                        Exercised                                    (50)                2.74
                                        Forfeited                                    (15)                6.28
                                                                              ----------
                                    Outstanding at January 1, 2000                   494                 5.00
                                        Granted                                      306                18.59
                                        Exercised                                   (136)                3.22
                                        Forfeited                                    (48)               13.66
                                                                              ----------
                                    Outstanding at December 30, 2000                 616                11.45
                                        Granted                                      112                32.82
                                        Exercised                                    (27)                6.75
                                        Forfeited                                    (39)               30.92
                                                                              ----------
                                    Outstanding at December 29, 2001                 662               $14.12
                                                                              ----------

                                    Exercisable at December 29, 2001                 358              $  7.67
                                                                              ----------

      The following is additional information with respect to stock options
                             (shares in thousands):

                     Outstanding    Weighted-Average                           Exercisable
    Range of            as of           Remaining       Weighted-Average          as of      Weighted-Average
Exercise Prices       12/29/01      Contractual Life     Exercise Price         12/29/01      Exercise Price
---------------       --------      ----------------     --------------         --------      --------------
 $ 1.61 -$ 4.37            6               5.4              $  3.93                  6            $ 3.93
    4.38-  8.75          324               6.2                 5.72                294              5.66
  13.13 - 17.50          175               8.0                14.02                 44             14.01
  17.51 - 21.87           10               9.2                21.25                 -                -
  21.88 - 26.25           38               8.6                24.01                  9             24.00
  26.26 - 30.62           18               9.7                30.00                 -                -
  30.63 - 35.00           71               9.1                34.94                 -                -
  39.38 - 43.75           20               8.7                43.75                  5             43.75
                         ---                                                       ---
                         662               7.4                14.12                358            $ 7.67
                         ---                                                       ---

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense has been recognized for these stock option grants. Had compensation expense for the Company's employee stock option grants been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted net income per common share for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                     Fiscal Year
                                                                   ---------------------------------------------
                                                                        1999               2000         2001
                                                                        ----               ----         ----
              Net income:

                  As reported.................................         $6,127           $10,474      $9,864
                  Pro forma...................................         $5,865           $ 9,982      $9,132

              Diluted net income per common share:

                  As reported.................................         $ 0.48           $  0.86      $ 0.84
                  Pro forma...................................         $ 0.46           $  0.82      $ 0.78

     Due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.

     The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 5.4 percent for fiscal 1999 grants,
6.6 percent for fiscal 2000 grants and 4.8 percent for fiscal 2001 grants; expected stock price volatility of approximately 75 percent for fiscal 1999 grants, 80 percent for fiscal 2000 grants and 68 percent for fiscal 2001 grants; an expected dividend yield of 0 percent for all grants and an expected life of five years for all grants. The weighted average fair value of options granted during fiscal 1999, 2000 and 2001 was $4.07, $12.91 and $19.72 per share, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

     During fiscal 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company's Board of Directors holds a significant ownership interest and serves as an officer and director. This investment was accounted for under the cost method. During fiscal 2001, the Company determined that its investment in this entity was impaired and recorded a $220,000 impairment loss.

NOTE 8. INCOME TAXES

     Income before income taxes consists of the following components for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 (in thousands):

                                                                                       Fiscal Year
                                                                      -----------------------------------------------
                                                                          1999             2000             2001
                                                                          ----             ----             ----
         Domestic U.S. operations....................................    $ 6,828         $ 17,176         $ 16,149
         Operations of foreign subsidiary............................        -                (98)             (20)
                                                                      ----------       ----------       ----------
                                                                         $ 6,828         $ 17,078         $ 16,129
                                                                       =========       ==========        =========

                              1-800 CONTACTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the provision for income taxes for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 are as follows (in thousands):

                                                                                       Fiscal Year
                                                                   -------------------------------------------------
                                                                          1999             2000            2001
                                                                          ----             ----            ----
         Current provision:
              Federal................................................  $    (387)       $ (6,053)       $ (5,915)
              State..................................................        (60)           (907)           (896)
                                                                       ---------        ---------      ---------
                  Total current provision for income taxes...........       (447)         (6,960)         (6,811)
                                                                       ---------        --------       ---------
         Deferred benefit (provision):
              Federal................................................     (1,728)            311             475
              State..................................................       (268)             45              71
              Change in valuation allowance..........................      1,742              -               -
                                                                       ---------        --------       ---------
                  Total deferred benefit (provision) for income taxes       (254)            356             546
                                                                       --------         --------       ---------

         Total provision for income taxes............................  $    (701)       $ (6,604)       $ (6,265)
                                                                       =========        ========        ========

     During fiscal 1999, the Company reduced the valuation allowance an additional $132,585 and increased additional paid-in capital from common stock to recognize the tax benefit from common stock options exercised.

     The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the provision for income taxes by income before provision for income taxes for the years ended January 1, 2000, December 30, 2000 and December 29, 2001:


                                                                                             Fiscal Year
                                                                                    -------------------------------
                                                                                    1999         2000      2001
                                                                                    ----         ----      ----
              Statutory federal income tax rate..................................... (34.0)%    (35.0)%    (35.0)%
              State income taxes, net of federal benefit............................  (3.3)      (3.3)      (3.3)
              Valuation allowance...................................................  27.3        -          -
              Other.................................................................  (0.3)      (0.4)      (0.5)
                                                                                    ------       -----     -----
                                                                                     (10.3)%    (38.7)%    (38.8)%
                                                                                    ======       =====     =====

     The components of the deferred tax assets at December 30, 2000 and December 29, 2001 are as follows (in thousands):

                                                                            December 30,      December 29,
                                                                                2000             2001
                                                                                ----             ----
               Deferred income tax assets:
                  Accrued reserves..........................................  $  477           $  663
                  Depreciation..............................................      40               88
                  Intangibles amortization..................................     164              267
                  Inventory capitalization..................................     130              244
                  Other.....................................................      67              162
                                                                              ------           ------
                                                                              $  878           $1,424
                                                                              ======           ======

     A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not have a valuation allowance at December 30, 2000 and December 29, 2001. During fiscal 1999, the Company reversed its valuation allowance due to the profitability of the Company and utilization of its net operating loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near term based on changing conditions.

                              1-800 CONTACTS, INC.

                   NOTES TO CNSOLIDATED FINANCIAL STATEMENTS

NOTE 9. PREFERRED STOCK

     The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, no shares were issued or outstanding. The Company's board of directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 10.ASSET ACQUISITION

     In May 1999, the Company acquired certain assets of Contact Lenses Online, Inc. ("CLO") for $1.2 million in cash to be paid as follows: $600,000 on the closing date, $300,000 six months after the closing date and $300,000 one year after the closing date. As of December 29, 2001, these amounts had been paid in full. The assets acquired include the Internet address www.contactlenses.com, various telephone numbers and CLO's customer database which are included in intangible assets and amortized over an estimated life of 5 years.

NOTE 11.RETIREMENT AND SAVINGS PLAN

     Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to 15 percent of their eligible compensation, but not more than the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant's eligible compensation. No Company contributions were made during the year ended January 1, 2000. The Company contributed approximately $67,000 and $105,000 to the plan during the years ended December 30, 2000 and December 29, 2001, respectively.