Form 10-Q
period 2002-03-30
1 800 CONTACTS INC
filed 2002-05-14
CIK 1050122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark one)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 30, 2002

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to _________.

            Commission file number:    0-23633

                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               87-0571643
----------------------------------------  -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

  66 E. Wadsworth Park Drive, 3rd Floor
                Draper, UT                               84020
----------------------------------------  -------------------------------------
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

                              /X/  Yes        / /  No

     As of May 7, 2002, the Registrant had 11,382,212 shares of Common Stock, par value $0.01 per share outstanding.

================================================================================

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of December 29, 2001
               and March 30, 2002................................................................    3
            Condensed Consolidated Statements of Income for the Quarters Ended
               March 31, 2001 and March 30, 2002.................................................    4
            Condensed Consolidated Statement of Stockholders' Equity for the
               Quarter Ended March 30, 2002......................................................    5
            Condensed Consolidated Statements of Cash Flows for the Quarters Ended
               March 31, 2001 and March 30, 2002.................................................    6
            Notes to Condensed Consolidated Financial Statements.................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................   11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................   17

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings....................................................................   17
Item 2.     Changes in Securities and Use of Proceeds............................................   17
Item 3.     Defaults upon Senior Securities......................................................   17
Item 4.     Submission of Matters to a Vote of Security Holders..................................   17
Item 5.     Other Information....................................................................   17
Item 6.     Exhibits and Reports on Form 8-K.....................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              1-800 CONTACTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                             DECEMBER 29,     MARCH 30,
                                                                2001            2002
                                                            -------------   -----------

CURRENT ASSETS:
  Cash and cash equivalents                                 $          36   $        75
  Inventories                                                      43,000        44,826
  Deferred income taxes                                               985         1,017
  Other current assets                                              1,019         1,283
                                                            -------------   -----------
      Total current assets                                         45,040        47,201
PROPERTY AND EQUIPMENT, net                                         3,309         3,477
DEFERRED INCOME TAXES                                                 439           496
INTANGIBLE ASSETS, net                                              1,544         1,436
OTHER ASSETS                                                           73            88
                                                            -------------   -----------
      Total assets                                          $      50,405   $    52,698
                                                            =============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                            $      12,526   $    13,628
  Accounts payable                                                 10,251        10,963
  Accrued liabilities                                               3,313         2,787
  Income taxes payable                                                141         1,367
  Unearned revenue                                                    421           430
                                                            -------------   -----------
      Total current liabilities                                    26,652        29,175
                                                            -------------   -----------
STOCKHOLDERS' EQUITY:
  Common stock                                                        129           129
  Additional paid-in capital                                       23,998        24,008
  Retained earnings                                                18,276        20,216
  Treasury stock at cost                                          (18,649)      (20,829)
  Accumulated other comprehensive loss                                 (1)           (1)
                                                            -------------   -----------
      Total stockholders' equity                                   23,753        23,523
                                                            -------------   -----------
      Total liabilities and stockholders' equity            $      50,405   $    52,698
                                                            =============   ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     QUARTER ENDED
                                                            -----------------------------
                                                              MARCH 31,       MARCH 30,
                                                                2001            2002
                                                            -------------   -------------
NET SALES                                                   $      42,817   $      41,581
COST OF GOODS SOLD                                                 25,534          28,894
                                                            -------------   -------------
  Gross profit                                                     17,283          12,687
                                                            -------------   -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Advertising expense                                               8,264           2,719
  Legal and professional fees                                         425           1,260
  Other selling, general and administrative expenses                4,542           5,391
                                                            -------------   -------------
      Total selling, general and administrative expenses           13,231           9,370
                                                            -------------   -------------
INCOME FROM OPERATIONS                                              4,052           3,317
OTHER EXPENSE, net                                                   (205)           (130)
                                                            -------------   -------------
INCOME BEFORE PROVISION FOR INCOME TAXES                            3,847           3,187
PROVISION FOR INCOME TAXES                                         (1,517)         (1,247)
                                                            -------------   -------------
NET INCOME                                                  $       2,330   $       1,940
                                                            =============   =============
PER SHARE INFORMATION:
  Basic net income per common share                         $        0.20   $        0.17
                                                            =============   =============
  Diluted net income per common share                       $        0.20   $        0.17
                                                            =============   =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                               COMMON STOCK      ADDITIONAL             TREASURY STOCK       OTHER         TOTAL
                              ---------------     PAID-IN    RETAINED  -----------------  COMPREHENSIVE  STOCKHOLDERS  COMPREHENSIVE
                              SHARES  AMOUNT      CAPITAL    EARNINGS   SHARES   AMOUNT       LOSS         EQUITY         INCOME
                              ------  ------    ----------  --------  ------  ---------  -------------  ------------  -------------
BALANCE,
  December 29, 2001           12,861  $  129    $   23,998  $ 18,276  (1,285) $ (18,649) $          (1) $     23,753
Purchase of treasury shares        -       -             -         -    (200)    (2,213)             -        (2,213)
Exercise of common
  stock options                    -       -             -         -       6         33              -            33
Income tax benefit from
  common stock
  options exercised                -       -            10         -       -          -              -            10
Net income                         -       -             -     1,940       -          -              -         1,940  $       1,940
Foreign currency
  translation adjustments          -       -             -         -       -          -              -             -              -
                              ------  ------    ----------  --------  ------  ---------  -------------  ------------  -------------
Comprehensive income                                                                                                  $       1,940
                                                                                                                      =============
BALANCE,
  March 30, 2002              12,861  $  129    $   24,008  $ 20,216  (1,479) $ (20,829) $          (1) $     23,523
                              ======  ======    ==========  ========  ======  =========  =============  ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        QUARTER ENDED
                                                               -------------------------------
                                                                  MARCH 31,        MARCH 30,
                                                                    2001             2002
                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $        2,330   $        1,940
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                        329              422
     Gain on sale of property and equipment                                (5)               -
     Loss on impairment of non-marketable securities                      220                -
     Deferred income taxes                                               (174)             (89)
     Changes in operating assets and liabilities:
         Inventories                                                   (1,152)          (1,826)
         Other current assets                                            (367)            (264)
         Accounts payable                                               4,732              711
         Accrued liabilities                                              938             (526)
         Income taxes payable                                             691            1,236
         Unearned revenue                                                (177)               9
                                                               --------------   --------------
            Net cash provided by operating activities                   7,365            1,613
                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (517)            (481)
  Proceeds from sale of property and equipment                              5               10
  Purchase of intangible assets                                           (61)             (12)
  Deposits                                                                  6              (15)
                                                               --------------   --------------
            Net cash used in investing activities                        (567)            (498)
                                                               --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock repurchases                                                  -           (2,213)
  Proceeds from exercise of common stock options                          101               34
  Net (repayments) borrowings on line of credit                        (3,265)           1,102
                                                               --------------   --------------
            Net cash used in financing activities                      (3,164)          (1,077)
                                                               --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,634               38
EFFECT OF FOREIGN EXCHANGE
  RATES ON CASH AND CASH EQUIVALENTS                                        3                1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           42               36
                                                               --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $        3,679   $           75
                                                               --------------   --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $           32   $          113
  Cash paid for income taxes                                            1,000              100

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

NOTE 2.  NET INCOME PER COMMON SHARE

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. For the quarters ended March 31, 2001 and March 30, 2002, options to purchase 119,184 and 459,157 shares of common stock, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

                                Quarter Ended March 31, 2001                 Quarter Ended March 30, 2002
                         -------------------------------------------  -------------------------------------------
                                                       Per-Share                                    Per-Share
                         Net Income       Shares        Amount        Net Income       Shares         Amount
                         ------------- -------------- -------------  ------------- --------------- -------------
Basic EPS                $      2,330         11,577   $      0.20    $     1,940          11,521      $   0.17
Effect of stock options                          224                                          101
                         ------------- --------------                ------------- ---------------
Diluted EPS              $      2,330         11,801   $      0.20    $     1,940          11,622      $   0.17
                         ============= ==============                ============= ===============

NOTE 3.  COMMON STOCK TRANSACTIONS

         During the quarter ended March 30, 2002, the Company repurchased 200,000 shares for a total cost of approximately $2.2 million.

         The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of its common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through March 30, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

         During the quarter ended March 30, 2002, employees exercised stock options to purchase 5,506 shares of common stock for a total of approximately $33,000.

         During the quarter ended March 30, 2002 the Company granted nonqualified stock options to purchase 119,926 shares of common stock to employees, directors and consultants of the Company. The exercise prices of the options range from $11.76 to $12.00. The options vest equally over a four-year period and expire in seven to ten years.

         On April 12, 2002, the Company's Board of Directors approved and adopted, subject to stockholder approval, certain amendments to the Company's stock option plan to provide for an increase in the number of shares of common stock reserved for issuance under the plan from 620,000 to 1,240,000.

NOTE 4.  LINE OF CREDIT

         The Company has a revolving credit facility that provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory. The credit facility bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at March 30, 2002) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth is more than 1.5, the floating rate will increase by 0.25 percent. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of March 30, 2002, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $13.6 million. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. As of March 30, 2002, the Company was in compliance with these covenants. The credit facility expires April 30, 2003.

NOTE 5.  LEGAL MATTERS

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

         On or about November 2, 1999, the Texas Optometry Board filed a civil action against the Company seeking injunctive relief and civil penalties against the Company for alleged violations of the Texas Optometry Act. The Company has entered into a settlement agreement which resolves the complaint. A cash payment of $8,500 was made in connection with the settlement.

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

         On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001 the Company was granted intervener status by the court in the MDL lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. To date, Vistakon has refused to open an account with the Company. The Company filed a motion with the court alleging that Johnson & Johnson is in violation of the settlement agreement because it has refused to open an account for the Company. The court has granted motions for discovery and an evidentiary hearing has been set for the summer of 2002 regarding this motion for contempt.

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

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Historically, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $169 million in fiscal 2001. During the first quarter of 2002, net sales declined slightly to $41.6 million from $42.8 million in the first quarter of fiscal 2001. Internet sales grew from an insignificant amount in fiscal 1996 to $67.6 million in fiscal 2001 and from $16.3 million in the first quarter of fiscal 2001 to $17.1 million in the first quarter of fiscal 2002.

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

         On October 18, 2001, Vistakon filed an action against the Company concerning certain of its communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. See Note 5 to the Company's condensed consolidated financial statements.

RESULTS OF OPERATIONS

         The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                            QUARTER ENDED
                                                      -------------------------
                                                        MARCH 31,     MARCH 30,
                                                          2001          2002
                                                      ------------   ----------
Net sales                                                    100.0%       100.0%
Cost of goods sold                                            59.6         69.5
                                                      ------------   ----------
Gross profit                                                  40.4         30.5
                                                      ------------   ----------
Advertising expense                                           19.3          6.5
Legal and professional fees                                    1.0          3.0
Other selling, general and administrative expenses            10.6         13.0
                                                      ------------   ----------
Total selling, general and administrative expenses            30.9         22.5
                                                      ------------   ----------
Income from operations                                         9.5          8.0
Other expense, net                                            (0.5)        (0.3)
                                                      ------------   ----------
Income before provision for income taxes                       9.0          7.7
Provision for income taxes                                    (3.6)        (3.0)
                                                      ------------   ----------
Net income                                                     5.4%         4.7%
                                                      ============   ==========

         NET SALES. Net sales for the quarter ended March 30, 2002 decreased 3% to $41.6 million from $42.8 million for the quarter ended March 31, 2001. This decrease is mainly due to a decline in new sales as a result of spending about $5.5 million less on advertising in the first quarter of fiscal 2002 than was spent on advertising in the first quarter of fiscal 2001. The decline in new sales was partially offset by the increase in repeat sales as the Company continues to realize the benefits of a strong customer base. Repeat sales for the first quarter of fiscal 2002 increased 17% to $32.9 million, or 79% of net sales, from $28.1 million, or 66% of net sales, for the first quarter of fiscal 2001. The Company also believes that its net sales reflect some of the benefits of the more than $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition, the Company continues to refine its marketing efforts to its customer base and enhance its website. The Company continues to highlight its website in its advertising. Internet sales for the first quarter of fiscal 2002 were $17.1 million, or 41% of net sales, as compared to $16.3 million, or 38% of net sales, for the first quarter of fiscal 2001. Due to the current environment (higher prices for and reduced supply of Vistakon products), the Company has continued its suspension of quantity discounts on all Vistakon contact lenses that was implemented in June 2001. During the first quarter of fiscal 2002, the Company also continued with other programs implemented in September
2001 to manage its level of Vistakon inventory, including reducing the standard quantity of Vistakon contact lenses offered to customers. Due to such practices, the Company has been able to fill nearly all requests from customers for Vistakon products, albeit at substantially higher costs to the Company to aquire such product for resale.

         GROSS PROFIT. Gross profit as a percentage of net sales decreased to 30.5% for the quarter ended March 30, 2002 from 40.4% for the quarter ended March 31, 2001. Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders. During the first quarter of fiscal 2002, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001. During the first quarter of fiscal 2002, Vistakon products accounted for about 40% of the Company's net sales. If supply of Vistakon products remains limited and wholesale prices remain at current levels, gross profit will continue to be adversely impacted in future periods.

         ADVERTISING EXPENSE. Advertising expense for the quarter ended March 30, 2002 decreased $5.5 million, or 67%, from the quarter ended March 31, 2001. As a percentage of net sales, advertising expense decreased to 6.5% for the first quarter of fiscal 2002 from 19.3% for the first quarter of fiscal 2001. Until the current environment (higher prices for and reduced supply of Vistakon products) changes, the Company plans on spending about $11 to $12 million on advertising during the remainder of fiscal 2002. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees for the quarter ended March 30, 2002 increased $0.8 million, or 196%, from the quarter ended March 31, 2001. As a percentage of net sales, legal and professional fees increased to 3.0% for the first quarter of fiscal 2002 from 1.0% for the first quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts to proactively influence the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach, including investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson will allow it to purchase contact lenses directly from Vistakon.

         OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Other selling, general and administrative expenses for the quarter ended March 30, 2002 increased $0.8 million, or 19%, from the quarter ended March 31, 2001. As a percentage of net sales, other selling, general and administrative expenses increased to 13.0% for the first quarter of fiscal 2002 from 10.6% for the first quarter of fiscal 2001. Operating and payroll costs increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

         OTHER EXPENSE, NET. Other expense decreased to approximately $130,000 for the quarter ended March 30, 2002 from approximately $205,000 for the quarter ended March 31, 2001. For the first quarter of fiscal 2002, other expense consists mainly of interest expense, resulting from the increased use of the revolving credit facility. During the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities offset partially by interest income.

         INCOME TAXES. The Company's effective tax rate for the quarter ended March 30, 2002 was 39.1%. For the quarter ended March 31, 2001, the Company's effective tax rate was 39.4%. As of March 30, 2002, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2002 effective income tax rate will be approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarters ended March 30, 2002 and March 31, 2001, net cash provided by operating activities was approximately $1.6 million and $7.4 million, respectively. In the fiscal 2002 period, cash was provided primarily by net income and increases in accounts payable and income taxes payable partially offset by an increase in inventories. In the fiscal 2001 period, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable partially offset by an increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

         The Company used approximately $498,000 and $567,000 for investing activities in the quarters ended March 30, 2002 and March 31, 2001, respectively. The majority of these amounts relate to capital expenditures for infrastructure improvements. Capital expenditures for the fiscal 2002 and 2001 periods were approximately $481,000 and $517,000, respectively. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future growth.

         During the quarters ended March 30, 2002 and March 31, 2001, the Company used approximately $1.1 million and $3.2 million for financing activities. During the fiscal 2002 period, the Company repurchased a total of 200,000 shares of its common stock for a total cost of approximately $2.2 million and had net borrowings on its credit facility of approximately $1.1 million. During the fiscal 2001 period, the Company repaid the amount owed on its credit facility. The net repayments on the credit facility totaled approximately $3.3 million. In both the fiscal 2002 and 2001 periods, these amounts were offset slightly by proceeds from the exercise of common stock options.

         The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of its common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through March 30, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

         The Company has a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provides for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory and bears interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at March 30, 2002) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth is more than 1.5, the floating rate will increase by
0.25 percent. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of March 30, 2002, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $13.6 million. The credit facility is secured by substantially all of the Company's assets and contains financial covenants customary for this type of financing. As of March 30, 2002, the Company was in compliance with these covenants. The credit facility expires April 30, 2003.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

             The Company has entered into additional commitments to purchase approximately $5.7 million of inventory through December 2002, bringing the total commitments to purchase inventory to approximately $18.1 million for 2002. The Company has also entered into additional noncancelable commitments with various advertising companies that will require the Company to pay approximately $2.5 million for advertising through December 2002, bringing the total commitments for advertising to approximately $8.8 million for 2002. See the Company's Annual Report to Shareholders on Form 10-K for a summary of the Company's other contractual obligations and commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

         See the Company's Annual Report to Shareholders on Form 10-K for a summary of the Company's critical accounting policies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily related to its revolving credit facility. As of March 30, 2002, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $13.6 million. The credit facility currently bears interest at a variable rate. The Company is exposed to limited foreign currency risk due to cash held by its foreign subsidiary. As of March 30, 2002, the Company's total cash in foreign currencies was approximately $10,000. In addition, all of the Company's revenue transactions are in U.S. dollars.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits


         Exhibit No.    Description of Exhibit
         -----------    ----------------------
         10.1           Employment agreement between the Company and Jonathan C. Coon.

         10.2           Employment agreement between the Company and John F. Nichols.

         10.3           Employment agreement between the Company and Scott S. Tanner.

         10.4           Employment agreement between the Company and Robert G. Hunter.

         (B) Reports on From 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             1-800 CONTACTS, INC.

Dated: May 14, 2002          By:    /s/ Jonathan C. Coon
                                    --------------------
                             Name:  Jonathan C. Coon
                             Title: President and Chief Executive Officer

                             By:    /s/ Scott S. Tanner
                                    -------------------
                             Name:  Scott S. Tanner
                             Title: Chief Operating Officer and Chief
                                    Financial Officer