Form 10-Q
period 2002-06-29
1 800 CONTACTS INC
filed 2002-08-13
CIK 1050122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_________________to_________________.

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

                               /X/ Yes      / / No

     As of August 6, 2002, the Registrant had 12,082,292 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  -------
PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
         Condensed Consolidated Balance Sheets as of December 29, 2001
              and June 29, 2002.................................................     3
         Condensed Consolidated Statements of Income for the Quarter and
              Two Quarters Ended June 30, 2001 and June 29, 2002................     4
         Condensed Consolidated Statements of Cash Flows for the Two Quarters
              Ended June 30, 2001 and June 29, 2002.............................     5
         Notes to Condensed Consolidated Financial Statements...................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................    12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............    20

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings......................................................    21
Item 2.  Changes in Securities and Use of Proceeds..............................    21
Item 3.  Defaults upon Senior Securities........................................    21
Item 4.  Submission of Matters to a Vote of Security Holders....................    21
Item 5.  Other Information......................................................    21
Item 6.  Exhibits and Reports on Form 8-K.......................................    22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              1-800 CONTACTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                     ASSETS

                                                       DECEMBER 29,     JUNE 29,
                                                           2001           2002
                                                       ------------     --------
CURRENT ASSETS:
     Cash and cash equivalents                           $     36       $     26
     Inventories                                           43,000         49,450
     Deferred income taxes                                    985          1,056
     Prepaid income taxes                                      --            699
     Other current assets                                   1,019          1,038
                                                         --------       --------
         Total current assets                              45,040         52,269
PROPERTY AND EQUIPMENT, net                                 3,309          3,595
DEFERRED INCOME TAXES                                         439            541
INTANGIBLE ASSETS, net                                      1,544          1,320
OTHER ASSETS                                                   73          1,165
                                                         --------       --------
         Total assets                                    $ 50,405       $ 58,890
                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                      $ 12,526       $ 19,067
     Accounts payable                                      10,251         11,464
     Accrued liabilities                                    3,313          3,491
     Income taxes payable                                     141             --
     Unearned revenue                                         421            335
                                                         --------       --------
         Total current liabilities                         26,652         34,357
                                                         --------       --------
STOCKHOLDERS' EQUITY:
     Common stock                                             129            129
     Additional paid-in capital                            23,998         24,014
     Retained earnings                                     18,276         21,219
     Treasury stock at cost                               (18,649)       (20,826)
     Accumulated other comprehensive loss                      (1)            (3)
                                                         --------       --------
         Total stockholders' equity                        23,753         24,533
                                                         --------       --------
         Total liabilities and stockholders' equity      $ 50,405       $ 58,890
                                                         ========       ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                  QUARTER ENDED                TWO QUARTERS ENDED
                                              -----------------------       -----------------------
                                              JUNE 30,       JUNE 29,       JUNE 30,       JUNE 29,
                                                2001           2002           2001           2002
                                              --------       --------       --------       --------
NET SALES                                     $ 44,197       $ 42,233       $ 87,014       $ 83,814
COST OF GOODS SOLD                              26,242         29,803         51,776         58,697
                                              --------       --------       --------       --------
     Gross profit                               17,955         12,430         35,238         25,117
                                              --------       --------       --------       --------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                         7,267          3,890         15,531          6,609
     Legal and professional fees                   483          1,140            909          2,400
     Other selling, general and
         administrative expenses                 4,833          5,523          9,375         10,914
                                              --------       --------       --------       --------
         Total selling, general and
            administrative expenses             12,583         10,553         25,815         19,923
                                              --------       --------       --------       --------
INCOME FROM OPERATIONS                           5,372          1,877          9,423          5,194
OTHER INCOME (EXPENSE), net                         33           (193)          (171)          (323)
                                              --------       --------       --------       --------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                            5,405          1,684          9,252          4,871
PROVISION FOR INCOME TAXES                      (2,082)          (681)        (3,599)        (1,928)
                                              --------       --------       --------       --------
NET INCOME                                    $  3,323       $  1,003       $  5,653       $  2,943
                                              ========       ========       ========       ========

PER SHARE INFORMATION:
     Basic net income per common share        $   0.29       $   0.09       $   0.49       $   0.26
                                              ========       ========       ========       ========
     Diluted net income per common share      $   0.28       $   0.09       $   0.48       $   0.25
                                              ========       ========       ========       ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           TWO QUARTERS ENDED
                                                                         ----------------------
                                                                         JUNE 30,      JUNE 29,
                                                                           2001          2002
                                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 5,653       $ 2,943
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       666           848
         Gain on sale of property and equipment                               (6)           (2)
         Loss on impairment of non-marketable securities                     220            --
         Stock-based compensation                                             --             3
         Deferred income taxes                                              (264)         (173)
         Changes in operating assets and liabilities:
            Inventories                                                   (9,967)       (6,450)
            Other current assets                                            (406)          (19)
            Accounts payable                                               9,676         1,212
            Accrued liabilities                                             (206)          178
            Income taxes payable / prepaid income taxes                     (827)         (829)
            Unearned revenue                                                (198)          (86)
                                                                         -------       -------
                Net cash provided by (used in) operating activities        4,341        (2,375)
                                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (921)         (910)
     Proceeds from sale of property and equipment                              6            15
     Purchase of intangible assets                                           (72)          (13)
     Capitalized acquisition costs                                            --          (520)
     Note receivable related to acquisition                                   --          (550)
     Deposits                                                                  6           (21)
                                                                         -------       -------
                Net cash used in investing activities                       (981)       (1,999)
                                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                               (438)       (2,213)
     Proceeds from exercise of common stock options                          149            38
     Net (repayments) borrowings on line of credit                        (3,039)        6,541
                                                                         -------       -------
                Net cash (used in) provided by financing activities       (3,328)        4,366
                                                                         -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          32            (8)
EFFECT OF FOREIGN EXCHANGE
     RATES ON CASH AND CASH EQUIVALENTS                                        2            (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              43            36
                                                                         -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    77       $    26
                                                                         =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                              $    32       $   286
     Cash paid for income taxes                                            4,690         2,930

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  NET INCOME PER COMMON SHARE

     Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. For the quarters ended June 30, 2001 and June 29, 2002, options to purchase 125,138 and 339,191 shares of common stock, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market prices of the common shares.

     The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

                                    Quarter Ended June 30, 2001                  Quarter Ended June 29, 2002
                            -----------------------------------------    ------------------------------------------
                                                           Per-Share                                    Per-Share
                             Net Income       Shares         Amount       Net Income       Shares         Amount
                            ------------   ------------   -----------    ------------   ------------   ------------
Basic EPS                   $      3,323         11,574   $       0.29   $      1,003         11,382   $       0.09
Effect of stock options                             208                                          124
                            ------------   ------------                  ------------   ------------
Diluted EPS                 $      3,323         11,782   $       0.28   $      1,003         11,506   $       0.09
                            ============   ============                  ============   ============

                                Two Quarters Ended June 30, 2001              Two Quarters Ended June 29, 2002
                            -----------------------------------------    ------------------------------------------
                                                           Per-Share                                    Per-Share
                             Net Income       Shares         Amount       Net Income       Shares         Amount
                            ------------   ------------   -----------    ------------   ------------   ------------
Basic EPS                   $      5,653         11,576   $       0.49   $      2,943         11,451   $       0.26
Effect of stock options                             216                                          113
                            ------------   ------------                  ------------   ------------
Diluted EPS                 $      5,653         11,792   $       0.48   $      2,943         11,564   $       0.25
                            ============   ============                  ============   ============

NOTE 3.  COMPREHENSIVE INCOME

     Comprehensive income for the two quarters ended June 30, 2001 and June 29, 2002 consists of the following components (in thousands):

                                     Two Quarters Ended
                              ---------------------------------
                               June 30, 2001     June 29, 2002
                              ---------------   ---------------
Net income                    $         5,653   $         2,943
Foreign currency
    translation adjustments                 1                (2)
                              ---------------   ---------------
Comprehensive income          $         5,654   $         2,941
                              ===============   ===============

NOTE 4.  COMMON STOCK TRANSACTIONS

     During the two quarters ended June 29, 2002, the Company repurchased 200,000 shares for a total cost of approximately $2.2 million.

     The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through June 29, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

     During the two quarters ended June 29, 2002, employees exercised stock options to purchase 5,878 shares of common stock for a total of approximately $38,000. The Company recorded an increase in additional paid-in capital of approximately $11,000 for the income tax benefit related to these stock option exercises.

     During the two quarters ended June 29, 2002, the Company granted nonqualified stock options to purchase 142,776 shares of common stock to employees, directors and consultants of the Company. The exercise prices of the options range from $10.91 to $12.00, which were not less than the quoted fair market values at the grant date. The options vest equally over a four-year period and expire in seven to ten years. During the two quarters ended June 29, 2002, the Company recorded approximately $3,000 of expense for options granted to consultants.

     On April 12, 2002, the Company's Board of Directors approved and adopted, subject to stockholder approval, certain amendments to the Company's stock option plan to provide for an increase in the number of shares of common stock reserved for issuance under the plan from 620,000 to 1,240,000. These amendments were approved at the annual meeting of stockholders held on May 17, 2002.

NOTE 5.  LINE OF CREDIT

     As of June 29, 2002, the Company had a revolving credit facility that provided for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory. The credit facility bore interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at June 29, 2002) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth was more than 1.5, the floating rate increased by 0.25 percent. The credit facility also included an unused credit fee equal to one-eighth of one percent, payable quarterly. As of June 29, 2002, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $19.1 million. The credit facility was secured by substantially all of the Company's assets and contained financial covenants customary for this type of financing. As of June 29, 2002, the Company was not in compliance with the credit facility's minimum quarterly net profit covenant. However, prior to this date, in conjunction with a new credit facility, which was funded on July 22, 2002 (see Note 9), the Company and the lender had agreed to a lower minimum quarterly net profit covenant for the quarter ended June 29, 2002 and the lender waived the covenant violation for the quarter ended June 29, 2002.

NOTE 6.  LEGAL MATTERS

     On April 7, 1999, the Kansas Board of Examiners in Optometry ("KBEO") commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that "on one or more occasions" the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel, and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the plaintiff. However, the court made no findings of any violations of Kansas law. Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature. Accordingly, the Company has filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO's lawsuit as moot based on the new law. The motion has been fully briefed, and the parties are awaiting the court's decision. If the court does not reverse its previous ruling, the Company intends to file an appeal to the Kansas court of appeals.

     On or about November 2, 1999, the Texas Optometry Board filed a civil action against the Company seeking injunctive relief and civil penalties against the Company for alleged violations of the Texas Optometry Act. The Company has entered into a settlement agreement which resolves the complaint. A cash payment of $8,500 was made in connection with the settlement.

     The Company entered into a written settlement agreement with the Texas Department of Health ("TDH"), the regulatory authority in Texas for sellers of contact lenses. This settlement agreement became effective on February 29, 2000, and relates to the Company's sales practices in Texas. The agreement began to be implemented in November 2000 and allowed for a review of and, if necessary, changes to the Company's practices during an initial six-month period. The TDH issued a Notice of Violation against the Company on or about February 26, 2001, alleging that the Company failed to comply with certain provisions of the agreement. The Company and the TDH have reached a settlement, and the matter is now closed. A cash payment of $5,000 was made in connection with the settlement.

     On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001, the Company was granted intervener status by the court in the MDL lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. To date, Vistakon has refused to open an account with the Company. The Company filed a motion with the court alleging that Johnson & Johnson is in violation of the settlement agreement because it has refused to open an account with the Company. The court has granted motions for discovery and an evidentiary hearing has been rescheduled for October 2002 regarding this motion for contempt.

     On October 18, 2001, Vistakon filed an action against the Company concerning certain of the Company's communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. The action was filed in the Middle District Court in Jacksonville, Florida. The complaint alleges claims for false advertising, unfair trade practices, tortious interference with prospective economic advantage and defamation and seeks both damages and injunctive relief. Vistakon also filed a motion for preliminary injunction which the Company opposed. The court granted Vistakon's preliminary injunction motion in part. The court ruled that when the Company wishes to rely on a particular study that the Company needs to make clear which lenses the study compares. Also, the court found that some of the Company's statements were inconsistent when it stated that it continues to fill virtually all orders of Vistakon products while also stating that Vistakon has attempted to cut off the Company's sources for Vistakon product. On July 30, 2002, the U.S. Court of Appeals for the 11th Circuit reversed and vacated the injunction in its entirety.

     From time to time the Company is involved in other legal matters generally incidental to its business.

     It is the opinion of management, after discussion with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not likely have a material impact on the financial condition, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's results of operations, financial position and liquidity.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     As of June 29, 2002, the Company had remaining commitments to purchase approximately $8.8 million of inventory through December 2002. Also, as of June 29, 2002, the Company had remaining noncancelable commitments with various advertising companies that will require the Company to pay approximately $3.4 million for advertising through December 2002.

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company because all of the Company's intangibles were subject to amortization. Therefore, no reconciliation of reported net income to adjusted net income is presented.

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

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e. when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

NOTE 9.  SUBSEQUENT EVENT

     On July 24, 2002, the Company completed the acquisition of certain net assets and most of the business operations of IGEL, a contract manufacturer of contact lenses based in Singapore. The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd, and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The principal assets acquired included a long-term leasehold interest in the land upon which, and the building in which, the manufacturing facility is located, equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business. The Company intends to account for this transaction under the purchase method in accordance with SFAS No. 141.

     The consideration paid by the Company consisted of approximately $5 million in cash, approximately $9 million in assumed building and business loans to be paid over the next 7 years, approximately $1 million in assumed capital leases, a note of approximately $2 million to be paid over the next 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 stock options in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively. The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year. The Company financed the cash consideration used in this asset purchase by obtaining a $10 million term loan from its current lender. The Company also executed guarantees for the building and business loans assumed in the transaction.

     In contemplation of the acquisition and to provide interim financing for operations and equipment purchases, the Company entered into a consulting agreement with Stephen D. Newman effective January 31, 2002 and later loaned Stephen D. Newman $550,000. Upon closing of the transaction, Stephen D. Newman became an employee of the Company, and the loan was satisfied as part of the purchase consideration and transfer of equipment to the Company.

     The Company entered into a new loan agreement, effective July 22, 2002, providing for both the $10 million term loan and a new revolving credit facility for borrowings up to $20 million, which replaces the credit facility described in Note 5. The amount outstanding on both the term loan and the revolving credit facility is limited to a percentage of eligible inventory. The percentage is 75% until September 30, 2002 and thereafter is reduced by 1.25% each quarter until the percentage is 50%. The loan agreement is secured by substantially all of the Company's assets, including a portion of the Company's common stock in its Singapore subsidiary and all intercompany loans to this subsidiary, and contains various financial covenants customary for this type of financing.

     The $10 million term loan bears interest at a floating rate equal to the lender's prime interest rate plus 0.50 percent (5.25 percent at June 29, 2002) or 3.0 percent above the lender's LIBOR for the applicable period. Interest is payable monthly. Principal payments are due quarterly beginning October 1, 2002 until maturity on June 30, 2007. Principal payments are as follows: payments 1 through 4 - $450,000; payments 5 though 8 - $475,000; payments 9 through 12 - $500,000; payments 13 through 16 - $525,000; and payments 17 through maturity - $550,000.

     The $20 million revolving credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (5.0 percent at June 29, 2002) or 2.75 percent above the lender's LIBOR for the applicable period. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. The credit facility expires April 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Historically, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $169.0 million in fiscal 2001. During the first two quarters of 2002, net sales declined to $83.8 million from $87.0 million in the first two quarters of fiscal 2001. Internet sales grew from an insignificant amount in fiscal 1996 to $67.6 million in fiscal 2001 and from $33.3 million in the first two quarters of fiscal 2001 to $33.6 million in the first two quarters of fiscal 2002.

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

     The sale and delivery of contact lenses are governed by both federal and state laws and regulations. The Company sells to customers in all 50 states, and each sale is likely to be subject to the laws of the state where the customer is located. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company has made a number of significant changes to its operating practice in recent months. The Company's current general operating practice is to obtain a copy of the customer's prescription or to passively verify each customer's prescription with his/her eye care practitioner. If the customer does not have a copy of his/her prescription, the Company asks the customer for his/her exact prescription specifications and then directly contacts the customer's eye care practitioner to passively verify the customer's prescription. The Company directly communicates to the eye care practitioner the prescription specifications received from the customer and informs the eye care practitioner that it will proceed to complete the sale based on such information unless the eye care practitioner advises it that such information is expired or incorrect. If the eye care practitioner does not advise the Company that such information is expired or incorrect within a minimum period, the Company's general practice is to complete the sale and ship the lenses based on the information communicated to the eye care practitioner. If the Company is unable to obtain a copy of the customer's prescription or passively verify the prescription with the customer's eye care practitioner, the Company's policy is not to proceed with the sale. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

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

     Vistakon's current interpretation of the settlement agreement, and its subsequent actions, have made its products more difficult for the Company to obtain at historical prices and quantities. As long as Vistakon continues these efforts to restrict supply of its products to the Company, the Company's future net sales and/or gross profit will be negatively impacted. As a result of this restricted supply, the Company has reduced its planned advertising spending, which will also adversely impact net sales.

     The Company is also investing significant resources to ensure that the settlement agreement will allow it to purchase contact lenses directly from Vistakon. As a result, the Company expects to continue to incur significant legal and related expenses during fiscal 2002.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                             QUARTER ENDED                  TWO QUARTERS ENDED
                                                     -----------------------------     -----------------------------
                                                       JUNE 30,         JUNE 29,         JUNE 30,         JUNE 29,
                                                         2001             2002             2001             2002
                                                     ------------     ------------     ------------     ------------
Net sales                                                   100.0%           100.0%           100.0%           100.0%
Cost of goods sold                                           59.4             70.6             59.5             70.0
                                                     ------------     ------------     ------------     ------------
Gross profit                                                 40.6             29.4             40.5             30.0
                                                     ------------     ------------     ------------     ------------
Advertising expense                                          16.5              9.2             17.9              7.9
Legal and professional fees                                   1.1              2.7              1.0              2.9
Other selling, general and administrative expenses           10.9             13.1             10.8             13.0
                                                     ------------     ------------     ------------     ------------
Total selling, general and administrative expenses           28.5             25.0             29.7             23.8
                                                     ------------     ------------     ------------     ------------
Income from operations                                       12.1              4.4             10.8              6.2
Other income (expense), net                                   0.1             (0.4)            (0.2)            (0.4)
                                                     ------------     ------------     ------------     ------------
Income before provision for income taxes                     12.2              4.0             10.6              5.8
Provision for income taxes                                   (4.7)            (1.6)            (4.1)            (2.3)
                                                     ------------     ------------     ------------     ------------
Net income                                                    7.5%             2.4%             6.5%             3.5%
                                                     ============     ============     ============     ============

     NET SALES. Net sales for the quarter ended June 29, 2002 decreased 5% to $42.2 million from $44.2 million for the quarter ended June 30, 2001. For the two quarters ended June 29, 2002, net sales decreased 4% to $83.8 million from $87.0 million for the two quarters ended June 30, 2001. These decreases are mainly due to a decline in new sales as a result of spending less on advertising as part of the Company's ongoing effort to manage demand for Vistakon products in response to Vistakon's continued refusal to sell to the Company. During the second quarter of fiscal 2002, the Company spent about 60% less on national advertising than in the second quarter of fiscal 2001. Total advertising spending for the first two quarters of fiscal 2002 was about $8.9 million less than advertising spending in the first two quarters of fiscal 2001. The decline in new sales was partially offset by the increase in repeat sales as the Company continues to realize the benefits of a strong customer base. Repeat sales for the second quarter of fiscal 2002 increased 11% to $34.2 million, or 81% of net sales, from $30.8 million, or 70% of net sales, for the second quarter of fiscal 2001. Repeat sales for the first two quarters of fiscal 2002 increased 14% to $67.1 million, or 80% of net sales, from $58.9 million, or 68% of net sales, for the first two quarters of fiscal 2001. The Company also believes that its net sales reflect some of the benefits of the more than $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service. In addition, the Company continues to refine its marketing efforts to its customer base, to enhance its website and to highlight its website in its advertising. Internet sales for the second quarter of fiscal 2002 were $16.5 million, or 39% of net sales, as compared to $17.1 million, or 39% of net sales, for the second quarter of fiscal 2001. For the first two quarters of fiscal 2002, Internet sales were $33.6 million, or 40% of net sales, as compared to $33.3 million, or 38% of net sales, for the same period in fiscal 2001. During the second quarter of fiscal 2002, the Company was able to obtain higher levels of Vistakon products as a result of offering even higher wholesale prices beginning in December 2001. The Company passed on a portion of these wholesale price increases by increasing retail prices for these products to its customers. The recently increased levels of Vistakon products have allowed the Company to move the standard quantity of Vistakon contact lenses offered to customers back to historical quantities consistent with what the Company offers with other manufacturers' products. Despite these higher quantities, the Company is still not offering quantity discounts on the majority of Vistakon contact lenses because of the higher wholesale prices. The Company initially suspended these quantity discounts in June 2001. During the second quarter of fiscal 2002, the Company was able to fill nearly all requests from customers for Vistakon products, albeit at substantially higher costs to the Company to acquire such product for resale.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased to 29.4% for the quarter ended June 29, 2002 from 40.6% for the quarter ended June 30, 2001. For the two quarters ended June 29, 2002, gross profit as a percentage of net sales decreased to 30.0% from 40.5% for the two quarters ended June 30, 2001. During the first two quarters of fiscal 2002, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001. During the first two quarters of fiscal 2002, Vistakon products accounted for about 40% of the Company's net sales. Gross profit during the second quarter of fiscal 2002 was also negatively impacted by product discounts the Company offered in Texas to offset the inconvenience its customers are experiencing trying to obtain prescriptions from their eye care providers. If wholesale prices of Vistakon products remain at current levels, gross profit will continue to be adversely impacted in future periods. The Company offered even higher wholesale prices on Vistakon products beginning in December 2001, which resulted in increased levels of Vistakon products on hand at the close of the second quarter of fiscal 2002. The Company expects its level of Vistakon products to decline in the next quarter as the Company has reduced the volume it is buying and has recently dropped the wholesale prices it is offering.

     ADVERTISING EXPENSE. Advertising expense for the quarter ended June 29, 2002 decreased $3.4 million, or 46%, from the quarter ended June 30, 2001. As a percentage of net sales, advertising expense decreased to 9.2% for the second quarter of fiscal 2002 from 16.5% for the second quarter of fiscal 2001. During the second quarter of fiscal 2002, the Company spent about 60% less on national advertising than in the second quarter of fiscal 2001, as a portion of the advertising spending was allocated to local advertising as part of the Company's efforts to overcome the anticompetitive barriers in the industry on behalf of itself and consumers. For the two quarters ended June 29, 2002, advertising expense decreased $8.9 million, or 57%, from the two quarters ended June 30, 2001. As a percentage of net sales, total advertising expense decreased to 7.9% for the first two quarters of fiscal 2002 from 17.9% for the first two quarters of fiscal 2001. The decreases in advertising expense are part of the Company's ongoing effort to manage demand for Vistakon products in response to Vistakon's continued refusal to sell to the Company. Until the current environment (higher prices for and restricted supply of Vistakon products) changes, the Company plans on spending about $6 to $7 million on advertising during the remainder of fiscal 2002. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

     LEGAL AND PROFESSIONAL FEES. Legal and professional fees for the quarter ended June 29, 2002 increased $0.7 million, or 136%, from the quarter ended June 30, 2001. As a percentage of net sales, legal and professional fees increased to 2.7% for the second quarter of fiscal 2002 from 1.1% for the second quarter of fiscal 2001. For the two quarters ended June 29, 2002, legal and professional fees increased $1.5 million, or 164%, from the two quarters ended June 30, 2001. As a percentage of net sales, legal and professional fees increased to 2.9% for the first two quarters of fiscal 2002 from 1.0% for the first two quarters of fiscal 2001. During the first two quarters of fiscal 2002, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts to overcome the anticompetitive barriers in the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach, including investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson will allow it to purchase contact lenses directly from Vistakon.

     OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Other selling, general and administrative expenses for the quarter ended June 29, 2002 increased $0.7 million, or 14%, from the quarter ended June 30, 2001. As a percentage of net sales, other selling, general and administrative expenses increased to 13.1% for the second quarter of fiscal 2002 from 10.9% for the second quarter of fiscal 2001. For the two quarters ended June 29, 2002, other selling, general and administrative expenses increased $1.5 million, or 16%, from the two quarters ended June 30, 2001. As a percentage of net sales, other selling, general and administrative expenses increased to 13.0% for the first two quarters of fiscal 2002 from 10.8% for the first two quarters of fiscal 2001. Operating and payroll costs increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

     OTHER INCOME (EXPENSE), NET. Other income (expense) decreased to approximately ($193,000) and ($323,000) for the quarter and two quarters ended June 29, 2002, respectively, from approximately $33,000 and ($171,000) for the quarter and two quarters ended June 30, 2001, respectively. For the first two quarters of fiscal 2002, other expense consists mainly of interest expense, resulting from the increased use of the revolving credit facility. During the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities. This loss was partially offset by interest income in excess of interest expense in the fiscal 2001 periods.

     INCOME TAXES. The Company's effective tax rate for the quarter and two quarters ended June 29, 2002, was 40.4% and 39.6%, respectively. For the quarter and two quarters ended June 30, 2001, the Company's effective tax rate was 38.5% and 38.9%, respectively. For the fiscal 2002 periods, the Company's nondeductible expenses relating to its lobbying efforts were higher in proportion to net income than in the fiscal 2001 periods. As of June 29, 2002, the Company had not provided a valuation allowance on deferred tax assets. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2002 effective income tax rate will be approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

     For the two quarters ended June 29, 2002 and June 30, 2001, net cash (used in) provided by operating activities was approximately ($2.4 million) and $4.3 million, respectively. In the fiscal 2002 period, cash was used primarily to fund a significant increase in inventories partially offset by net income and an increase in accounts payable. In the fiscal 2001 period, cash was provided primarily by net income and an increase in accounts payable partially offset by a significant increase in inventories. In order to help ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers. During the fiscal 2002 period, the Company significantly increased its levels of Vistakon products. The Company expects its level of Vistakon products to decline in the next quarter as the Company has reduced the volume it is buying and has recently dropped the wholesale prices it is offering.

     The Company used approximately $2.0 million and $1.0 million for investing activities in the two quarters ended June 29, 2002 and June 30, 2001, respectively. The principal purpose of these investments relates to capital expenditures for infrastructure improvements. Capital expenditures were approximately $0.9 million for each of the fiscal 2002 and 2001 periods. For the fiscal 2002 period, the Company incurred capital expenditures of approximately $0.3 million related to the establishment of a Texas distribution center. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations. During the fiscal 2002 period, the Company also incurred approximately $0.5 million in capitalized acquisition costs and issued notes receivable for approximately $0.6 million related to this acquisition of a contract manufacturer of contact lenses (see discussion below). The Company expects that the total acquisition costs will not exceed $1.5 million.

     During the two quarters ended June 29, 2002 and June 30, 2001, net cash provided by (used in) financing activities was approximately $4.4 million and ($3.3 million), respectively. During the fiscal 2002 period, the Company repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million and increased net borrowings on its credit facility by approximately $6.5 million. During the fiscal 2001 period, the Company made net repayments on its credit facility of approximately $3.0 million and repurchased 22,500 shares of its common stock for a total cost of approximately $0.4 million. In both the fiscal 2002 and 2001 periods, these amounts were offset slightly by proceeds from the exercise of common stock options.

     The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through June 29, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

     As of June 29, 2002, the Company had a revolving credit facility to provide for working capital requirements and other corporate purposes. The credit facility provided for borrowings equal to the lesser of $20.0 million or 50 percent of eligible inventory and bore interest at a floating rate equal to the lender's prime interest rate minus 0.25 percent (4.5 percent at June 29, 2002) or 2.35 percent above the lender's thirty day LIBOR. If at any time, the Company's ratio of liabilities to net worth was more than 1.5, the floating rate increased by 0.25 percent. The credit facility also included an unused credit fee equal to one-eighth of one percent, payable quarterly. As of June 29, 2002, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $19.1 million. The credit facility was secured by substantially all of the Company's assets and contained financial covenants customary for this type of financing. As of June 29, 2002, the Company was not in compliance with the credit facility's minimum quarterly net profit covenant. However, prior to this date, in conjunction with a new credit facility, which was funded on July 22, 2002 (see below), the Company and the lender had agreed to a lower minimum quarterly net profit covenant for the quarter ended June 29, 2002 and the lender waived the covenant violation for the quarter ended June 29, 2002.

     On July 24, 2002, the Company completed the acquisition of certain net assets and most of the business operations of IGEL, a contract manufacturer of contact lenses based in Singapore. The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd, and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The principal assets acquired included a long-term leasehold interest in the land upon which, and the building in which, the manufacturing facility is located, equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business. The Company intends to account for this transaction under the purchase method in accordance with SFAS No. 141.

     The consideration paid by the Company consisted of approximately $5 million in cash, approximately $9 million in assumed building and business loans to be paid over the next 7 years, approximately $1 million in assumed capital leases, a note of approximately $2 million to be paid over the next 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 stock options in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively. The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year. The Company financed the cash consideration used in this asset purchase by obtaining a $10 million term loan from its current lender. The Company also executed guarantees for the building and business loans assumed in the transaction.

     In contemplation of the acquisition and to provide interim financing for operations and equipment purchases, the Company entered into a consulting agreement with Stephen D. Newman effective January 31, 2002 and later loaned Stephen D. Newman $550,000. Upon closing of the transaction, Stephen D. Newman became an employee of the Company, and the loan was satisfied as part of the purchase consideration and transfer of equipment to the Company.

     The Company entered into a new loan agreement, effective July 22, 2002, providing for both the $10 million term loan and a new revolving credit facility for borrowings up to $20 million, which replaces the credit facility described above. Of the $10 million term loan, the Company used approximately $3.7 million to pay down a portion of the outstanding balance on the revolving credit facility. The remainder of the term loan was used for the cash portion of the acquisition, acquisition costs, and working capital for the Singapore subsidiary. The amount outstanding on both the term loan and the revolving credit facility is limited to a percentage of eligible inventory. The percentage is 75% until September 30, 2002 and thereafter is reduced by 1.25% each quarter until the percentage is 50%. The loan agreement is secured by substantially all of the Company's assets, including a portion of the Company's common stock in its Singapore subsidiary and all intercompany loans to this subsidiary, and contains various financial covenants customary for this type of financing.

     The $10 million term loan bears interest at a floating rate equal to the lender's prime interest rate plus 0.50 percent (5.25 percent at June 29, 2002) or 3.0 percent above the lender's LIBOR for the applicable period. Interest is payable monthly. Principal payments are due quarterly beginning October 1, 2002 until maturity on June 30, 2007. Principal payments are as follows: payments 1 through 4 - $450,000; payments 5 though 8 - $475,000; payments 9 through 12 - $500,000; payments 13 through 16 - $525,000; and payments 17 through maturity - $550,000.

     The $20 million revolving credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (5.0 percent at June 29, 2002) or 2.75 percent above the lender's LIBOR for the applicable period. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. The credit facility expires April 30, 2003.

     IGEL is an innovative manufacturer of high quality, FDA-approved contact lenses with the capacity to produce 30 to 40 million lenses annually - enough to service nearly one million two week disposable contact lens wearers. IGEL's Singapore-based facility has historically done contract manufacturing for contact lens companies and retailers around the world. IGEL currently produces two-week disposable lenses for a major global manufacturer to its exacting specifications and quality standards. Clinical trials publicized by this manufacturer show that IGEL's lenses are preferred to the top two brands of two-week disposable contacts for visual clarity, comfort, handling, and overall preference. This result is due in large part to the proprietary technology developed by IGEL's chief scientist and CEO, Stephen D. Newman.

     In fiscal 2001, the Company tested whether it could successfully transition its customers into new products by assisting them in getting fitted for a new brand of contact lenses. The Company believes that these tests indicate that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company feels that a more active role in the product/provider decision may help it address the policies of manufacturers that refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners.

     The Company believes that combining both the retail and wholesale gross profits through vertical integration with IGEL gives it the flexibility to make a variety of offers to its customers and have more control of production and inventory. The Company also believes that being vertically integrated will ensure that it is always able to provide a high quality, cost effective product to its customers.

     During the next two quarters, the Company will be testing new lens and packaging designs and putting marketing programs and a referral network in place. The Company expects to complete these projects before the end of 2002 and to begin national marketing of lenses made by its new manufacturing subsidiary by the first quarter of fiscal 2003. The Company's first preference will be to sell its customer the lens she is already wearing. In cases where manufacturers or eye care practitioners stand in the way of the customer's choice to purchase from the Company, the Company intends to offer the customer the opportunity to try an alternative eye care practitioner and an alternative product.

     The Company believes that its cash on hand, together with cash generated from operations and the cash available through the credit facility, will be sufficient to support current operations, including its new subsidiary's operations, through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     As of June 29, 2002, the Company had remaining commitments to purchase approximately $8.8 million of inventory through December 2002. Also, as of June 29, 2002, the Company had remaining noncancelable commitments with various advertising companies that will require the Company to pay approximately $3.4 million for advertising through December 2002. In addition, in conjunction with the acquisition subsequent to June 29, 2002, the Company incurred additional indebtedness and assumed other debt obligations (see above). See the Company's Annual Report to Shareholders on Form 10-K for a summary of the Company's other contractual obligations and commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company because all of the Company's intangibles were subject to amortization.

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

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e. when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

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

- A significant portion of the Company's sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses;

- Because the Company doesn't manufacture most of the contact lenses that it sells, the Company cannot ensure that all of the contact lenses it sells meet all federal regulatory requirements;

- It is possible that the FDA could consider certain of the contact lenses the Company sells to be misbranded;

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

- Historically, Johnson & Johnson's Vistakon products have accounted for about 40% of the Company's net sales; if supply of Vistakon products remains restricted and wholesale prices remain at current levels, the Company's future net sales and/or gross profit will be negatively impacted;

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

- The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it manufacturers or sells results in personal injury;

- The Company conducts its retail operations through a single distribution facility;

- The Company's success is dependent, in part, on continued use of the Internet;

- Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company's business operations;

- Changing technology could adversely affect the operation of the Company's website;

- The Company may not be able to develop and manufacture a viable, high quality contact lens for sale to consumers that meets all federal regulatory requirements;

- The Company may not be able to fully integrate the operations of its newly acquired contact lens manufacturer into its business;

- Consumer acceptance of the Company's manufactured products may not meet the Company's expectations;

-    The Company's intellectual property rights may be challenged;

- The Company may encounter legal, regulatory and government agency oversight risks with foreign operations;

- The Company may not be able to establish a sufficient network of eye care practitioners to prescribe the products manufactured by the Company; and

-    The Company may not be able to adequately manage its foreign currency risk.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 29, 2002, the Company was exposed to changes in interest rates primarily related to its revolving credit facility. The Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $19.1 million as of June 29, 2002. The credit facility currently bears interest at a variable rate. The Company was exposed to limited foreign currency risk due to cash held by its foreign subsidiary in Japan. As of June 29, 2002, the Company's total cash in foreign currencies was approximately $9,000. In addition, through June 29, 2002, all of the Company's revenue transactions were in U.S. dollars. Effective July 24, 2002, the Company acquired certain assets and most of the business operations of a contract manufacturer of contact lenses based in Singapore. In conjunction with this transaction, the Company incurred additional debt in the form of a $10 million term loan denominated in U.S. dollars and approximately $12 million (U.S. dollars) of other debt obligations denominated in Singapore dollars. Accordingly, the Company has an increased exposure to interest rates risks and foreign currency risks. The Company expects that the majority of the Singapore subsidiary's expenses will be made in Singapore dollars. The Company expects that certain of the Singapore subsidiary's product sales will be in U.S. dollars while other of its sales will be in other foreign currencies. The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 4% (weakening of the U.S. dollar) since January 1, 2002 through August 12, 2002. From the date of acquisition, July 24, 2002, through August 12, 2002 the exchange rate has fluctuated approximately one percent (strengthening of the U.S. dollar).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See notes to condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 17, 2002. The stockholders approved the following matters:

     - The election as directors of John F. Nichols and Scott S. Tanner to serve until the annual meeting of stockholders in 2005 and until their respective successors are elected and qualified.

                                          Votes cast
                                     -------------------
                                        For      Against
                                     ---------   -------
                   John F. Nichols   9,211,754   183,285
                   Scott S. Tanner   9,211,754   183,285

     The other directors of the Company include the following persons: (i) Stephen A. Yacktman and E. Dean Butler, who are to serve until the annual meeting of stockholders in 2003 and (ii) Jonathan C. Coon, Jason S. Subotky and Bradley T. Knight, who are to serve until the annual meeting of stockholders in 2004.

     - The amendment to the Company's Incentive Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 620,000 to 1,240,000.

                         Votes cast:
                               For           6,172,145
                               Against         649,051
                               Abstained         4,404
                               Unvoted       2,569,439

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits

                 Exhibit No.     Description of Exhibit
                 -----------     ----------------------

                 10.1            1-800 CONTACTS, INC. Amended and Restated 1998
                                 Incentive Stock Option Plan.
                 99.1            Certification Required Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002

         (B)  Reports on Form 8-K

              Current Report on Form 8-K filed May 16, 2002, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    1-800 CONTACTS, INC.


Dated: August 13, 2002              By:    /s/ Jonathan C. Coon
                                           -------------------------
                                    Name:  Jonathan C. Coon
                                    Title: President and Chief Executive Officer


                                    By:    /s/ Scott S. Tanner
                                           -------------------------
                                    Name:  Scott S. Tanner
                                    Title: Chief Operating Officer and
                                             Chief Financial Officer