Form 10-Q
period 2002-09-28
1 800 CONTACTS INC
filed 2002-11-12
CIK 1050122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 28, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

              Commission file number: 0-23633


                              1-800 CONTACTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                87-0571643
--------------------------------------     -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 66 E. Wadsworth Park Drive, 3rd Floor
               Draper, UT                                  84020
-------------------------------------      -------------------------------------
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

     As of November 5, 2002, the Registrant had 12,082,292 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                              1-800 CONTACTS, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
         Condensed Consolidated Balance Sheets as of December 29, 2001
              and September 28, 2002.......................................................       3
         Condensed Consolidated Statements of Operations for the Quarter and
              Three Quarters Ended September 29, 2001 and September 28, 2002...............       4
         Condensed Consolidated Statements of Cash Flows for the Three Quarters
              Ended September 29, 2001 and September 28, 2002..............................       5
         Notes to Condensed Consolidated Financial Statements..............................       7
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................      16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................      25
Item 4.  Controls and Procedures...........................................................      26

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.................................................................      26
Item 2.  Changes in Securities and Use of Proceeds.........................................      26
Item 3.  Defaults upon Senior Securities...................................................      27
Item 4.  Submission of Matters to a Vote of Security Holders...............................      27
Item 5.  Other Information.................................................................      27
Item 6.  Exhibits and Reports on Form 8-K..................................................      28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              1-800 CONTACTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     ASSETS

                                                                           DECEMBER 29,           SEPTEMBER 28,
                                                                               2001                   2002
                                                                        ------------------     ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $           36         $          347
     Accounts receivable                                                                -                    630
     Inventories                                                                   43,000                 41,754
     Prepaid income taxes                                                               -                    310
     Deferred income taxes                                                            985                    761
     Other current assets                                                           1,019                  1,033
                                                                        ------------------     ------------------
         Total current assets                                                      45,040                 44,835
PROPERTY AND EQUIPMENT, net                                                         3,309                 12,375
DEFERRED INCOME TAXES                                                                 439                    554
INTANGIBLE ASSETS, net                                                              1,544                  6,420
OTHER ASSETS                                                                           73                    354
                                                                        ------------------     ------------------
         Total assets                                                      $       50,405         $       64,538
                                                                        ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                                        $       12,526         $        9,923
     Current portion of capital lease obligation                                        -                    383
     Current portion of long-term debt                                                  -                  2,220
     Accounts payable                                                              10,251                  6,777
     Accrued liabilities                                                            3,313                  2,956
     Income taxes payable                                                             141                      -
     Unearned revenue                                                                 421                    306
                                                                        ------------------     ------------------
         Total current liabilities                                                 26,652                 22,565
CAPITAL LEASE OBLIGATION, less current portion                                          -                    242
LONG-TERM DEBT, less current portion                                                    -                 18,144
LIABILITY RELATED TO CONTINGENT CONSIDERATION                                           -                  5,334
                                                                        ------------------     ------------------
         Total liabilities                                                         26,652                 46,285
                                                                        ------------------     ------------------
STOCKHOLDERS' EQUITY:
     Common stock                                                                     129                    129
     Additional paid-in capital                                                    23,998                 24,014
     Retained earnings                                                             18,276                 14,852
     Treasury stock, at cost                                                      (18,649)               (20,826)
     Accumulated other comprehensive income (loss)                                     (1)                    84
                                                                        ------------------     ------------------
         Total stockholders' equity                                                23,753                 18,253
                                                                        ------------------     ------------------
         Total liabilities and stockholders' equity                        $       50,405         $       64,538
                                                                        ==================     ==================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER ENDED                      THREE QUARTERS ENDED
                                                  -----------------------------------   ------------------------------------
                                                    SEPTEMBER 29,     SEPTEMBER 28,       SEPTEMBER 29,      SEPTEMBER 28,
                                                        2001               2002               2001               2002
                                                  -----------------  ----------------   -----------------  -----------------
NET SALES                                           $       44,375      $     44,316       $     131,389      $     128,130
COST OF GOODS SOLD                                          26,868            30,659              78,644             89,356
                                                  -----------------  ----------------   -----------------  -----------------
     Gross profit                                           17,507            13,657              52,745             38,774
                                                  -----------------  ----------------   -----------------  -----------------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
     Advertising expense                                     7,787             3,175              23,317              9,784
     Legal and professional fees                             1,038             1,044               1,946              3,444
     Purchased in-process
         research and development                                -             7,789                   -              7,789
     Other selling, general and
         administrative expenses                             5,289             6,239              14,665             17,153
                                                  -----------------  ----------------   -----------------  -----------------
         Total selling, general and
            administrative expenses                         14,114            18,247              39,928             38,170
                                                  -----------------  ----------------   -----------------  -----------------
INCOME (LOSS) FROM OPERATIONS                                3,393            (4,590)             12,817                604
OTHER EXPENSE, net                                             (36)             (575)               (208)              (898)
                                                  -----------------  ----------------   -----------------  -----------------
INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                                        3,357            (5,165)             12,609               (294)
PROVISION FOR INCOME TAXES                                  (1,299)           (1,202)             (4,898)            (3,130)
                                                  -----------------  ----------------   -----------------  -----------------
NET INCOME (LOSS)                                   $        2,058      $     (6,367)      $       7,711      $      (3,424)
                                                  =================  ================   =================  =================

PER SHARE INFORMATION:
     Basic net income (loss) per common share       $         0.18      $      (0.56)      $        0.67      $       (0.30)
                                                  =================  ================   =================  =================
     Diluted net income (loss) per common share     $         0.18      $      (0.56)      $        0.66      $       (0.30)
                                                  =================  ================   =================  =================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE QUARTERS ENDED
                                                                                       ---------------------------------------
                                                                                         SEPTEMBER 29,        SEPTEMBER 28,
                                                                                              2001                 2002
                                                                                       ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $        7,711       $       (3,424)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                                             1,055                1,597
         Amortization of debt issuance costs and discounts                                             -                   34
         Purchased in-process research and development                                                 -                7,789
         Unrealized foreign currency exchange loss                                                     -                  142
         Gain on sale of property and equipment                                                       (6)                  (2)
         Loss on impairment of non-marketable securities                                             220                    -
         Stock-based compensation                                                                      -                    3
         Deferred income taxes                                                                      (298)                 109
         Changes in operating assets and liabilities, net of effects of acquisition:
            Accounts receivable                                                                        -                 (637)
            Inventories                                                                           (9,593)               2,526
            Other current assets                                                                    (434)                  23
            Accounts payable                                                                       7,383               (3,472)
            Accrued liabilities                                                                      500                 (534)
            Income taxes payable / prepaid income taxes                                              380                 (440)
            Unearned revenue                                                                         (60)                (115)
                                                                                       ------------------   ------------------
                Net cash provided by operating activities                                          6,858                3,599
                                                                                       ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                           (1,299)              (1,223)
     Proceeds from sale of property and equipment                                                      6                   15
     Purchase of intangible assets                                                                  (677)                 (13)
     Cash paid for acquisition                                                                         -               (6,589)
     Notes receivable related to acquisition                                                           -                 (550)
     Proceeds from settlement of notes receivable related to acquisition                               -                  250
     Deposits                                                                                          6                  (82)
                                                                                       ------------------   ------------------
                Net cash used in investing activities                                             (1,964)              (8,192)
                                                                                       ------------------   ------------------


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              1-800 CONTACTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE QUARTERS ENDED
                                                                                       ---------------------------------------
                                                                                         SEPTEMBER 29,        SEPTEMBER 28,
                                                                                              2001                 2002
                                                                                       ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock repurchases                                                                       (438)              (2,213)
     Proceeds from exercise of common stock options                                                  153                   38
     Net repayments on line of credit                                                             (3,265)              (2,603)
     Principal payments on capital lease obligations                                                   -                  (81)
     Debt issuance costs                                                                               -                 (156)
     Proceeds from long-term debt                                                                      -               10,000
     Principal payments on long-term debt                                                              -                  (14)
                                                                                       ------------------   ------------------
                Net cash (used in) provided by financing activities                               (3,550)               4,971
                                                                                       ------------------   ------------------
EFFECT OF FOREIGN EXCHANGE
     RATES ON CASH AND CASH EQUIVALENTS                                                                1                  (67)
                                                                                       ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          1,345                  311
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      43                   36
                                                                                       ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        1,388       $          347
                                                                                       ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                               $           71       $          655
     Cash paid for income taxes                                                                    4,817                3,462


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three quarters ended September 28, 2002, the Company received $300 of equipment as settlement of a note receivable related to acquisition.

During the three quarters ended September 28, 2002, the Company purchased certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The purchase consideration included cash of $6,589, the assumption of debt and other long-term obligations (net of discounts) of $11,192 and assumed operating liabilities of $253 (see Note 4).


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

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. As of September 29, 2001, options to purchase 168,434 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market prices of the common shares. As of September 28, 2002, options to purchase 1,150,673 shares of common stock were not included in the computation of Diluted EPS because they would be antidilutive. For the quarter and three quarters ended September 28, 2002, Basic and Diluted EPS do not include the impact of 700,000 shares of restricted stock held in escrow since the necessary conditions for the release of those share have not been satisfied (see Note 4).

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

                               Quarter Ended September 29, 2001             Quarter Ended September 28, 2002
                          -------------------------------------------  -------------------------------------------
                                                          Per-Share                                   Per-Share
                           Net Income       Shares         Amount        Net Loss        Shares         Amount
                          -------------- -------------- -------------  ------------- --------------- -------------
Basic EPS                   $     2,058         11,572    $     0.18    $   (6,367)          11,382     $  (0.56)
Effect of stock options                            150
                          -------------  -------------                 -----------    -------------
Diluted EPS                 $     2,058         11,722    $     0.18    $   (6,367)          11,382     $  (0.56)
                          ============= ==============                 ===========    =============

                           Three Quarters Ended September 29, 2001      Three Quarters Ended September 28, 2002
                          -------------------------------------------  -------------------------------------------
                                                         Per-Share                                    Per-Share
                           Net Income       Shares         Amount        Net Loss        Shares         Amount
                          -------------- -------------- -------------  ------------- --------------- -------------
Basic EPS                   $     7,711         11,574    $     0.67    $   (3,424)          11,428     $  (0.30)
Effect of stock options                            194
                          -------------  -------------                 -----------   --------------
Diluted EPS                 $     7,711         11,768    $     0.66    $   (3,424)          11,428     $  (0.30)
                          =============  =============                 ===========   ==============

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the quarter and three quarters ended September 29, 2001 and September 28, 2002 consists of the following components (in thousands):

                                               Quarter Ended                         Three Quarters Ended
                                    -------------------------------------    --------------------------------------
                                     September 29,       September 28,        September 29,        September 28,
                                         2001                 2002                 2001                 2002
                                    ----------------    -----------------    -----------------    -----------------
Net income (loss)                     $        2,058      $      (6,367)         $       7,711      $       (3,424)
Foreign currency
    translation adjustments                       (1)                87                      -                  85
                                     ---------------    ---------------       ----------------     ---------------
Comprehensive income (loss)           $        2,057      $      (6,280)         $       7,711      $       (3,339)
                                     ===============    ===============       ================     ===============

NOTE 4.  ACQUISITION OF IGEL (CLEARLAB)

         On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business. The Company believes that the vertical integration of ClearLab will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products. The Company accounted for this transaction under the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

         The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over the next 7 years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of $2.1 million to be paid over the next 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively. The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year. The Company obtained a $10 million, five-year term loan from its current lender to provide partial financing for this asset purchase. The Company's U.S. entity also executed guarantees for the building and business loans assumed in the transaction.

         The purchase consideration was denominated primarily in Singapore dollars ("SGD"). As a result, applicable amounts have been translated into US dollars ("USD") at the exchange rate on the date of the transaction. The following sets forth the consideration paid by the Company (in thousands):

         Cash                                                           $  5,358
         Direct acquisition expenses                                       1,231
         6.75% note payable to bank                                        4,965
         6% note payable to parent of seller (discounted at 7%)            3,701
         Non-interest bearing note payable (discounted at 7%)              1,808
         Capital lease obligations assumed                                   718
                                                                       ---------
         Purchase consideration                                         $ 17,781
                                                                       =========

         The following table sets forth the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

         Inventories                                                    $  1,306
         Other current assets                                                 38
         Property and equipment                                            8,845
         Other long-term assets                                               50
         In-process research and development                               7,789
         Definite-lived intangible assets:
           Core and completed technologies                                 4,009
           Noncompetition agreement                                        1,432
         Accrued liabilities                                                (253)
                                                                       ---------
         Estimated fair value of acquired net assets                      23,216
         Liability related to contingent consideration                    (5,435)
                                                                       ---------
         Total                                                          $ 17,781
                                                                       =========

         Under Singapore law, the Company will seek to obtain approval to deduct for tax reporting purposes the amortization of amounts assigned to intangible assets. If approval is not obtained, the Company will record a deferred tax liability of approximately $1.3 million for the tax effect of the definite-lived intangible assets.

         The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition. The valuation of the in-process research and development was determined using the income approach method, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. The amount allocated represents the estimated purchased in-process technology for projects that have not yet reached commercial viability. Based on preliminary assessments, the value of these projects was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from the sale of the products resulting from completion reduced by the portion of revenue attributable to core technology; and discounting the net cash flows back to their present value. The cash flows have been discounted at a rate of return of 38%, which has been adjusted for an additional risk premium because of the uncertainty and risk inherent in the completion of the in-process technology. This risk premium reflects the additional uncertainty and risk inherent in in-process technology, the remaining technological/regulatory issues to be resolved and the amount of time remaining to complete the technologies. Several of the technologies are to undergo clinical studies and need to obtain FDA approval. Management believes that the acquired in-process research and development will be successfully developed; however, these technologies may not achieve commercial viability.

         The 700,000 shares of restricted common stock of the Company were placed in escrow and will be released from escrow upon successful test market results of certain newly developed contact lens products as specified in the escrow agreement. Upon meeting the specific requirements, the shares will be released upon the later of completing the specified requirements and the vesting dates. If the conditions are not met by July 24, 2004, all shares in escrow will be returned to the Company.

         The ultimate value of the shares held in escrow will be accounted for as contingent consideration and recorded as additional purchase price at the time the shares are released from escrow, based on the fair market value of the shares at that point in time. The value of the options to purchase 270,000 shares of common stock will be determined and recorded as additional purchase consideration at the applicable vesting dates.

         In accordance with SFAS No. 141, at the date of acquisition the Company has recorded a liability of $5,435,000 for the excess of the fair value of the acquired net assets over the purchase consideration (excluding contingent consideration). Any difference between this amount and the ultimate value determined at the date the escrow conditions are met will be reflected as an increase to goodwill or a reduction in the value assigned to the long-lived assets. Management believes that the conditions for release of the escrow will likely be met and that the shares will be released from escrow.

         The following sets forth summary pro forma financial information had the acquisition taken place at the beginning of the periods presented (in thousands, except per share amounts):

                                       Quarter Ended                        Three Quarters Ended
                         -------------------------------------    --------------------------------------
                          September 29,        September 28,       September 29,       September 28,
                              2001                 2002                 2001               2002
                         ----------------     --------------    -----------------    -----------------
Net sales                   $     45,157        $     44,588        $   133,996          $   129,763
Net income                         1,335               1,426              4,170                  633
Earnings per share:
  Basic                             0.12                0.13               0.36                 0.06
  Diluted                           0.11                0.12               0.35                 0.05

         During the quarter ended September 28, 2002, the Company recorded a non-recurring charge of $7,789,000 related to the expensing of in-process research and development in connection with the acquisition. As this charge is non-recurring, it has been excluded from the above pro forma financial information.

         In contemplation of the acquisition and to provide interim financing for operations and equipment purchases, the Company entered into a consulting agreement with Stephen D. Newman effective January 31, 2002, and later loaned Stephen D. Newman $550,000. Upon closing of the transaction, Stephen D. Newman became an employee of the Company, and $250,000 of the loan was repaid and the remaining $300,000 was satisfied by transferring equipment purchased with the loan proceeds by Stephen D. Newman to the Company.

NOTE 5.  COMMON STOCK TRANSACTIONS

         During the three quarters ended September 28, 2002, the Company repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million.

         The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through September 28, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

         During the three quarters ended September 28, 2002, employees exercised stock options to purchase 5,958 shares of common stock for a total of approximately $38,000. The Company recorded an increase in additional paid-in capital of approximately $11,000 for the income tax benefit related to these stock option exercises.

         During the three quarters ended September 28, 2002, the Company granted nonqualified stock options to purchase 503,776 shares of common stock to employees, directors and consultants of the Company. Of these stock options, 270,000 were issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of IGEL (see Note 4). The exercise prices of the options range from $9.71 to $35.00, which were not less than the quoted fair market values at the grant date. Some of the options vest equally over a four-year period, while others vest equally at the end of the third, fourth and fifth years. All of the options expire in seven to ten years. During the three quarters ended September 28, 2002, the Company recorded approximately $3,000 of expense for options granted to consultants.

         On April 12, 2002, the Company's Board of Directors approved and adopted, subject to stockholder approval, certain amendments to the Company's stock option plan to provide for an increase in the number of shares of common stock reserved for issuance under the plan from 620,000 to 1,240,000. These amendments were approved at the annual meeting of stockholders held on May 17, 2002.

         During the three quarters ended September 28, 2002, the Company issued from treasury stock 700,000 shares of restricted common stock as a portion of the consideration for the acquisition of IGEL (see Note 4). The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the date of issue. The 700,000 shares remain classified in treasury stock on the Company's financial statements at September 28, 2002. The shares will be treated as outstanding when such conditions for their release from escrow have been satisfied.

NOTE 6.  LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million. The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory. The percentage is 75% until September 30, 2002 and thereafter is reduced by 1.25% each quarter until the percentage is 50%. The outstanding borrowings are secured by substantially all of the Company's assets (excluding ClearLab's assets), including a portion of the Company's common stock in ClearLab and all intercompany loans to ClearLab, and contains various financial covenants customary for this type of financing. As of September 28, 2002, the Company was not in compliance with certain of these financial covenants as a result of the financial reporting impact of the charge relating to purchased in-process research and development and the liability related to contingent consideration in connection with the acquisition of IGEL. The lender waived the covenant violations. The Company and the lender are committed to amending the applicable covenants by December 13, 2002 and to setting those covenants at levels no more onerous than already achieved by the Company in the third quarter of fiscal 2002.

         The $10 million term loan bears interest at a floating rate equal to the lender's prime interest rate plus 0.50 percent (5.25 percent at September 28, 2002) or 3.0 percent above the lender's LIBOR for the applicable period. As of September 28, 2002, the interest rate was fixed at the 180-day LIBOR rate plus 3.0% (4.87 percent at September 28, 2002) until February 3, 2003. Interest is payable monthly. Principal payments are due quarterly beginning October 1, 2002 until maturity on June 30, 2007. Principal payments are as follows: payments 1 through 4 - $450,000; payments 5 though 8 - $475,000; payments 9 through 12 - $500,000; payments 13 through 16 - $525,000; and payments 17 through maturity - $550,000.

         The $20 million revolving credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (5.0 percent at September 28, 2002) or 2.75 percent above the lender's LIBOR for the applicable period. As of September 28, 2002, the interest rate on the outstanding borrowings was fixed at the 90-day LIBOR rate plus 2.75 percent (4.52 percent at September 28, 2002) until November 20, 2002. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of September 28, 2002, the Company's outstanding borrowings on the revolving credit facility, including bank overdrafts, were approximately $9.9 million. The credit facility expires April 30, 2003.

         In connection with the acquisition of IGEL, the Company issued a non-interest bearing note of SGD $3,750,000 (USD $2,148,000) to the president and chief technology officer as a portion of the consideration for the assignment of certain technologies and intellectual property. The note payable was discounted at 7% which resulted in an initial carrying amount of SGD $3,156,000 (USD $1,808,000). Payments are due in equal monthly installments through July 2007.

         Also, as part of the purchase consideration for IGEL, the Company assumed or refinanced two notes payable. One of the notes with a principal balance of SGD $8,670,000 (USD$4,965,000) is payable to a Singapore bank, bears interest at 6.75% and is secured by substantially all of the assets of ClearLab. This note also contains various financial covenants customary for this type of financing. As of September 28, 2002, the Company was not in compliance with certain of these financial covenants due to the valuation and allocation of purchase consideration relating to the acquisition of IGEL. The lender waived the covenant violations until September 30, 2003. The Company and the lender are committed to establishing new covenant terms by January 12, 2003. The other note with a principal balance of SGD $6,892,000 (USD$3,947,000) is payable to the parent of the seller, bears interest at 6% and has a subordinated position to the note payable to the Singapore bank. Management believes that the note payable bears a below market interest rate. Accordingly, under purchase accounting, the note payable is discounted at 7% which resulted in a carrying value of SGD $6,462,000 (USD $3,701,000). Interest is payable monthly on both of the notes. The notes are payable in increasing principal installments beginning in 2003 and continuing through 2009. In addition, the Company's U.S. entity has guaranteed the notes.

         The Company also assumed capital lease obligations of SGD $1,255,000 (USD$718,000) related to equipment as part of the purchase consideration for IGEL. As of September 28, 2002, the present value of the minimum lease payments under capital leases was SGD $1,112,000 (USD$625,000) with payments scheduled through fiscal 2004.

NOTE 7.  LEGAL MATTERS

         On April 7, 1999, the Kansas Board of Examiners in Optometry
("KBEO") commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that "on one or more occasions" the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. In response to the amended complaint, the Company has retained counsel, and intends to vigorously defend itself in this action. The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the plaintiff. However, the court made no findings of any violations of Kansas law. Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature. To preserve the issues for appeal, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO's lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling. The court made no new findings of fact and did not change its conclusions of law. On October 11, 2002, the Company filed its Notice of Appeal, and its Docketing Statement was filed on October 30, 2002. The appeal will now be briefed by the parties.

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

         On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation ("MDL") brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. On or about October 12, 2001, the Company was granted intervener status by the court in the MDL lawsuit. This status allows the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the MDL settlement agreement, e.g. requiring Johnson & Johnson's eye care division, Vistakon, to sell its products directly to the Company. The court finalized the MDL settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. To date, Vistakon has refused to open an account with the Company. The Company filed a motion with the court alleging that Johnson & Johnson is in violation of the settlement agreement because it has refused to open an account with the Company. The court held an evidentiary hearing regarding this motion in late October. Towards the end of this hearing, the parties began discussing a possible settlement of this matter. Pursuant to the court's order, this evidentiary hearing will resume in December 2002 if the parties are unable to reach a settlement in the interim.

         On October 18, 2001, Vistakon filed an action against the Company concerning certain of the Company's communications with customers informing them of the Company's belief that there are superior products available from other manufacturers with less restrictive distribution policies. The action was filed in the Middle District Court in Jacksonville, Florida. The complaint alleged claims for false advertising, unfair trade practices, tortious interference with prospective economic advantage and defamation and sought both damages and injunctive relief. Vistakon also filed a motion for preliminary injunction which the Company opposed. The court granted Vistakon's preliminary injunction motion in part. The court ruled that when the Company wishes to rely on a particular study that the Company needs to make clear which lenses the study compares. Also, the court found that some of the Company's statements were inconsistent when it stated that it continues to fill virtually all orders of Vistakon products while also stating that Vistakon has attempted to cut off the Company's sources for Vistakon product. On July 30, 2002, the U.S. Court of Appeals for the 11th Circuit reversed and vacated the injunction in its entirety.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         As of September 28, 2002, the Company had remaining commitments to purchase approximately $1.0 million of inventory through December 2002. Also, as of September 28, 2002, the Company had remaining noncancelable commitments with various advertising companies that will require the Company to pay approximately $1.7 million for advertising through December 2002.

         In connection with the acquisition of IGEL (see Note 4), the Company entered into an employment agreement with the president and chief technology officer. Under the provisions of the agreement, the Company is required to pay SGD$1,125,000 (USD$644,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.

         Also in connection with the acquisition of IGEL, certain technologies and intellectual property were assigned to the Company for use in new products. In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the president and chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$573,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement.

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company because all of the Company's intangibles were subject to amortization. Therefore, no reconciliation of reported net income to adjusted net income is presented.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing this statement, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

NOTE 10.  SEGMENT INFORMATION

         Beginning in the quarter ended September 28, 2002, the Company has two operating segments as a result of the acquisition of IGEL. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company's U.S. segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company's Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses. Operating segment information for the quarter ended September 28, 2002 is as follows (in thousands):


                                         U.S.        Singapore        Total
                                   --------------------------------------------
Net sales                            $    43,401    $    915        $    44,316
Gross profit                              13,445         212             13,657
In-process research
    and development                            -       7,789              7,789
Income (loss)
    from operations                        3,305      (7,895)            (4,590)

Identifiable segment assets as of September 28, 2002 are as follows (in thousands):

                                         U.S.       Singapore        Total
                                   --------------------------------------------
Long-lived assets                    $     4,694    $ 14,101         $   18,795
Total assets                              47,936      16,602             64,538

NOTE 11.  SUBSEQUENT EVENT

         Subsequent to September 28, 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 to be paid as follows: $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 on January 2, 2004. The assets acquired principally include a customer database, Internet address, various telephone numbers and a non-competition agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading direct marketer of replacement contact lenses. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Sales in March 1991. Historically, the Company's net sales have grown rapidly, from $3.6 million in fiscal 1996 to $169.0 million in fiscal 2001. During the first three quarters of 2002, net sales declined to $128.1 million from $131.4 million in the first three quarters of fiscal 2001. Internet sales grew from an insignificant amount in fiscal 1996 to $67.6 million in fiscal 2001 and from $51.4 million in the first three quarters of fiscal 2001 to $52.2 million in the first three quarters of fiscal 2002.

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

         On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson with respect to the multi-district litigation brought by the attorneys general of 32 states on behalf of a nationwide class of consumers. This suit alleged that consumers overpaid for contact lenses as a result of antitrust violations by Johnson & Johnson, CIBA Vision, Bausch & Lomb, and the American Optometric Association ("AOA"). Specifically, the attorneys general alleged that the manufacturers and the AOA conspired to eliminate competition from alternative distribution channels, including mail order companies, and ensure that contact lenses would only be available from eye care professionals. The court finalized the settlement agreement on November 1, 2001. The agreement became effective on December 1, 2001. CIBA Vision settled this lawsuit more than five years ago and Bausch & Lomb settled in the first part of 2001. The Company now purchases lenses directly from these two manufacturers.

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

         On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd). The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

         ClearLab produces FDA-approved contacts lenses on a contract basis for contact lens companies throughout the world. ClearLab currently has the capacity to produce 30 to 40 million lenses annually, which is enough to service nearly one million two-week disposable contact lens wearers. The Company believes that the vertical integration of ClearLab will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.

         In fiscal 2001, the Company tested whether it could successfully transition its customers into new products by assisting them in getting fitted for a new brand of contact lenses. The Company believes that these tests indicate that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company feels that a more active role in the product/provider decision may help it address the policies of manufacturers that refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners. The Company's first preference is to sell the customer the lens she is already wearing. In cases where manufacturers or eye care practitioners stand in the way of the customer's choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product. The Company expects to begin marketing lenses made by ClearLab in fiscal 2003.

RESULTS OF OPERATIONS

         The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                    QUARTER ENDED                      THREE QUARTERS ENDED
                                          ----------------------------------     ----------------------------------
                                            SEPTEMBER 29,     SEPTEMBER 28,        SEPTEMBER 29,    SEPTEMBER 28,
                                                2001              2002                 2001              2002
                                          ----------------  ----------------     ---------------  -----------------
Net sales                                           100.0%            100.0%               100.0%            100.0%
Cost of goods sold                                   60.5              69.2                 59.9              69.7
                                           --------------    --------------       --------------   ---------------
Gross profit                                         39.5              30.8                 40.1              30.3
                                           --------------    --------------       --------------   ---------------
Advertising expense                                  17.6               7.2                 17.7               7.6
Legal and professional fees                           2.3               2.3                  1.5               2.7
Purchased in-process
     research and development                           -              17.6                    -               6.1
Other selling, general and
     administrative expenses                         11.9              14.1                 11.1              13.4
                                           --------------    --------------       --------------   ---------------
Total selling, general and
     administrative expenses                         31.8              41.2                 30.3              29.8
                                           --------------    --------------       --------------   ---------------
Income (loss) from operations                         7.7             (10.4)                 9.8               0.5
Other expense, net                                   (0.1)             (1.3)                (0.2)             (0.7)
                                           --------------    --------------       --------------   ---------------
Income (loss) before
      provision for income taxes                      7.6             (11.7)                 9.6              (0.2)
Provision for income taxes                           (2.9)             (2.7)                (3.7)             (2.5)
                                           --------------    --------------       --------------   ---------------
Net income (loss)                                     4.7%            (14.4)%                5.9%             (2.7)%
                                           ==============    ==============       ==============   ===============

         NET SALES. Net sales for the quarter ended September 28, 2002 decreased slightly to $44.3 million from $44.4 million for the quarter ended September 29, 2001. For the three quarters ended September 28, 2002, net sales decreased 3% to $128.1 million from $131.4 million for the three quarters ended September 29, 2001. Net sales from the Company's operations (excluding ClearLab) for the quarter and three quarters ended September 28, 2002 were $43.4 million and $127.2 million, respectively. The decreases in net sales are mainly due to a decline in new sales as a result of spending less on advertising as part of the Company's ongoing effort to manage demand for Vistakon products in response to Vistakon's continued refusal to sell to the Company. During the third quarter of fiscal 2002, the Company spent about 60% less on advertising than in the third quarter of fiscal 2001. Total advertising spending for the first three quarters of fiscal 2002 was about $13.5 million less than advertising spending in the first three quarters of fiscal 2001.

         The decline in new sales was partially offset by the increase in repeat sales as the Company continues to realize the benefits of a strong customer base. Repeat sales for the third quarter of fiscal 2002 increased 12% to $35.2 million, or 81% of net sales from the Company's operations (excluding ClearLab), from $31.5 million, or 71% of net sales, for the third quarter of fiscal 2001. Repeat sales for the first three quarters of fiscal 2002 increased 13% to $102.3 million, or 80% of net sales from the Company's operations (excluding ClearLab), from $90.4 million, or 69% of net sales, for the first three quarters of fiscal 2001. The Company also believes that its net sales reflect some of the benefits of the more than $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service.

         In addition, the Company continues to refine its marketing efforts to its customer base, to enhance its website and to highlight its website in its advertising. Internet sales for the third quarter of fiscal 2002 were $18.7 million, or 43% of net sales from the Company's operations (excluding ClearLab), as compared to $18.1 million, or 41% of net sales, for the third quarter of fiscal 2001. For the first three quarters of fiscal 2002, Internet sales were $52.2 million, or 41% of net sales from the Company's operations (excluding ClearLab), as compared to $51.4 million, or 39% of net sales, for the same period in fiscal 2001.

         During the first three quarters of fiscal 2002, the Company passed on a portion of the wholesale price increases on Vistakon products by increasing retail prices for these products to its customers. Recently increased levels of Vistakon products have allowed the Company to move the standard quantity of Vistakon contact lenses offered to customers back to historical quantities consistent with what the Company offers with other manufacturers' products. Despite these higher quantities, the Company is still not offering quantity discounts on the majority of Vistakon contact lenses because of the higher wholesale prices. The Company initially suspended these quantity discounts in June 2001. During the third quarter of fiscal 2002, the Company was able to fill nearly all requests from customers for Vistakon products, albeit at substantially higher costs to the Company to acquire such product for resale.

         GROSS PROFIT. Gross profit as a percentage of net sales decreased to 30.8% for the quarter ended September 28, 2002 from 39.5% for the quarter ended September 29, 2001. For the three quarters ended September 28, 2002, gross profit as a percentage of net sales decreased to 30.3% from 40.1% for the three quarters ended September 29, 2001. During the first three quarters of fiscal 2002, gross profit was impacted by the increase in wholesale prices paid for Vistakon products. To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001. During the first three quarters of fiscal 2002, Vistakon products accounted for about 40% of the Company's net sales. Gross profit during the first three quarters of fiscal 2002 was also negatively impacted by product discounts the Company offered in Texas and various other states to offset the inconvenience its customers are experiencing trying to obtain prescriptions from their eye care providers. Although, the Company has recently reduced the wholesale prices it is offering for Vistakon products, these wholesale prices continue to be higher than historical prices the Company paid prior to the announcement of the Johnson & Johnson preliminary settlement agreement in the multi-district litigation.

         ADVERTISING EXPENSE. Advertising expense for the quarter ended September 28, 2002 decreased $4.6 million, or 59%, from the quarter ended September 29, 2001. As a percentage of net sales, advertising expense decreased to 7.2% for the third quarter of fiscal 2002 from 17.6% for the third quarter of fiscal 2001. For the three quarters ended September 28, 2002, advertising expense decreased $13.5 million, or 58%, from the three quarters ended September 29, 2001. As a percentage of net sales, total advertising expense decreased to 7.6% for the first three quarters of fiscal 2002 from 17.7% for the first three quarters of fiscal 2001. The decreases in advertising expense are part of the Company's ongoing effort to manage demand for Vistakon products in response to Vistakon's continued refusal to sell to the Company. Until the current environment (higher prices for and restricted supply of Vistakon products) changes, the Company plans on spending about $3 to $4 million on advertising during the remainder of fiscal 2002. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees for the quarter ended September 28, 2002 were consistent with the quarter ended September 29, 2001. For the three quarters ended September 28, 2002, legal and professional fees increased $1.5 million, or 77%, from the three quarters ended September 29, 2001. As a percentage of net sales, legal and professional fees increased to 2.7% for the first three quarters of fiscal 2002 from 1.5% for the first three quarters of fiscal 2001. During the first three quarters of fiscal 2002, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts to overcome the anticompetitive barriers in the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach, including investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson will allow it to purchase contact lenses directly from Vistakon.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition of IGEL during the quarter ended September 28, 2002. The valuation of the in-process research and development was determined using the income approach method, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. The amount allocated represents the estimated purchased in-process technology for projects that have not yet reached commercial viability. Based on preliminary assessments, the value of these projects was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from the sale of the products resulting from completion reduced by the portion of revenue attributable to core technology; and discounting the net cash flows back to their present value. The cash flows have been discounted at a rate of return of 38%, which has been adjusted for an additional risk premium because of the uncertainty and risk inherent in the completion of the in-process technology. This risk premium reflects the additional uncertainty and risk inherent in in-process technology, the remaining technological/regulatory issues to be resolved and the amount of time remaining to complete the technologies. Several of the technologies are to undergo clinical studies and need to obtain FDA approval. Management believes that the acquired in-process research and development will be successfully developed; however, these technologies may not achieve commercial viability. Management expects completion of these projects over the next two to three years.

         OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Other selling, general and administrative expenses for the quarter ended September 28, 2002 increased $0.9 million, or 18%, from the quarter ended September 29, 2001. As a percentage of net sales, other selling, general and administrative expenses increased to 14.1% for the third quarter of fiscal 2002 from 11.9% for the third quarter of fiscal 2001. For the three quarters ended September 28, 2002, other selling, general and administrative expenses increased $2.5 million, or 17%, from the three quarters ended September 29, 2001. As a percentage of net sales, other selling, general and administrative expenses increased to 13.4% for the first three quarters of fiscal 2002 from 11.1% for the first three quarters of fiscal 2001. ClearLab accounted for about $0.3 million of the increase for the quarter and three quarters ended September 28, 2001. In addition, the Company's operating and payroll costs (excluding ClearLab) increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

         OTHER EXPENSE, NET. Other expense increased to approximately ($575,000) and ($898,000) for the quarter and three quarters ended September 28, 2002, respectively, from approximately ($36,000) and ($208,000) for the quarter and three quarters ended September 29, 2001, respectively. For the first three quarters of fiscal 2002, other expense consisted mainly of interest expense, resulting from the increased use of the revolving credit facility and debt related to the acquisition of IGEL. In addition, during the third quarter of 2002, the Company recorded a foreign exchange loss of approximately $139,000, relating primarily to an intercompany loan to the Company's Singapore subsidiary. During the first quarter of fiscal 2001, the Company recorded a $220,000 loss related to the impairment of non-marketable securities.

         INCOME TAXES. The Company's effective income tax rate for the Company's operations (excluding ClearLab) for the quarter and three quarters ended September 28, 2002, was 39.3% and 39.5%, respectively. For the quarter and three quarters ended September 29, 2001, the Company's effective tax rate was 38.7% and 38.8%, respectively. For the fiscal 2002 periods, nondeductible expenses relating to its lobbying efforts were higher in proportion to net income than in the fiscal 2001 periods. ClearLab is taxed separately in its tax jurisdiction of Singapore. The Company did not record a tax benefit for the quarter ended September 28, 2002 for the loss from ClearLab's operations, including the charge for purchased in-process research and development, due to the uncertainty with respect to the realization of a tax benefit in Singapore. The Company's future effective tax rate will depend upon future taxable income. The Company anticipates that its fiscal 2002 effective income tax rate will be approximately 39% for its U.S. operations and that no tax benefit will be recorded for ClearLab's operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the three quarters ended September 28, 2002 and September 29, 2001, net cash provided by operating activities was approximately $3.6 million and $6.9 million, respectively. In the fiscal 2002 period, cash was provided primarily by net income from the U.S. operations and a decrease in inventories partially offset by decreases in accounts payable and accruals and the build up of accounts receivable in ClearLab. In the fiscal 2001 period, cash was provided primarily by net income and an increase in accounts payable partially offset by a significant increase in inventories. In order to ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than it would if it were able to purchase directly from all contact lens manufacturers.

         The Company used approximately $8.2 million and $2.0 million for investing activities in the three quarters ended September 28, 2002 and September 29, 2001, respectively. On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over the next 7 years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of $2.1 million to be paid over the next 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company. For the fiscal 2002 and 2001 periods, the Company incurred capital expenditures for infrastructure improvements of approximately $1.2 million and $1.3 million, respectively. A portion of these expenditures for the fiscal
2001 period related to the expansion of the Company's leased distribution center and leased space used for its management and call center operations. In addition, the Company acquired intangible assets for approximately $0.7 million during the fiscal 2001 period. The Company anticipates additional capital expenditures for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and Singapore operations.

         During the three quarters ended September 28, 2002 and September 29, 2001, net cash provided by (used in) financing activities was approximately $5.0 million and ($3.6 million), respectively. During the fiscal 2002 period, the Company repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million and made net repayments on its credit facility of approximately $2.6 million. The Company also obtained a $10 million term loan from its current lender to provide partial financing for its acquisition of IGEL and made minor payments on the capital lease and debt obligations assumed in the acquisition. During the fiscal 2001 period, the Company made net repayments on its credit facility of approximately $3.3 million and repurchased 22,500 shares of its common stock for a total cost of approximately $0.4 million. In both the fiscal 2002 and 2001 periods, these amounts were offset slightly by proceeds from the exercise of common stock options.

         The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. Through September 28, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

         Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million. The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory. The percentage is 75% until September 30, 2002 and thereafter is reduced by 1.25% each quarter until the percentage is 50%. The outstanding borrowings are secured by substantially all of the Company's assets (excluding ClearLab's assets), including a portion of the Company's common stock in ClearLab and all intercompany loans to ClearLab, and contains various financial covenants customary for this type of financing. As of September 28, 2002, the Company was not in compliance with certain of these financial covenants as a result of the financial reporting impact of the charge relating to purchased in-process research and development and the liability related to contingent consideration in connection with the acquisition of IGEL. The lender waived the covenant violations. The Company and the lender are committed to amending the applicable covenants by December 13, 2002 and to setting those covenants at levels no more onerous than already achieved by the Company in the third quarter of fiscal 2002.

         The $10 million term loan bears interest at a floating rate equal to the lender's prime interest rate plus 0.50 percent (5.25 percent at September 28, 2002) or 3.0 percent above the lender's LIBOR for the applicable period. As of September 28, 2002, the interest rate was fixed at the 180-day LIBOR rate plus 3.0% (4.87 percent at September 28, 2002) until February 3, 2003. Interest is payable monthly. Principal payments are due quarterly beginning October 1, 2002 until maturity on June 30, 2007. Principal payments are as follows: payments 1 through 4 - $450,000; payments 5 though 8 - $475,000; payments 9 through 12 - $500,000; payments 13 through 16 - $525,000; and payments 17 through maturity - $550,000.

         The $20 million revolving credit facility bears interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (5.0 percent at September 28, 2002) or 2.75 percent above the lender's LIBOR for the applicable period. As of September 28, 2002, the interest rate on the outstanding borrowings was fixed at the 90-day LIBOR rate plus 2.75percent (4.52 percent at September 28, 2002) until November 20, 2002. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of September 28, 2002, the Company's outstanding borrowings on the revolving credit facility, including bank overdrafts, were approximately $9.9 million. The credit facility expires April 30, 2003.

         In connection with the acquisition of IGEL, the Company issued a non-interest bearing note of SGD $3,750,000 (USD $2,148,000) to the president and chief technology officer as a portion of the consideration for the assignment of certain technologies and intellectual property. The note payable was discounted at 7% which resulted in an initial carrying amount of SGD $3,156,000 (USD $1,808,000). Payments are due in equal monthly installments through July 2007.

         Also, as part of the purchase consideration for IGEL, the Company assumed or refinanced two notes payable. One of the notes with a principal balance of SGD $8,670,000 (USD$4,965,000) is payable to a Singapore bank, bears interest at 6.75% and is secured by substantially all of the assets of ClearLab. This note also contains various financial covenants customary for this type of financing. As of September 28, 2002, the Company was not in compliance with certain of these financial covenants due to the valuation and allocation of purchase consideration relating to the acquisition of IGEL. The lender waived the covenant violations until September 30, 2003. The Company and the lender are committed to establishing new covenant terms by January 12, 2003. The other note with a principal balance of SGD $6,892,000 (USD$3,947,000) is payable to the parent of the seller, bears interest at 6% and has a subordinated position to the note payable to the Singapore bank. Management believes that the note payable bears a below market interest rate. Accordingly, under purchase accounting, the note payable is discounted at 7% which resulted in a carrying value of SGD $6,462,000 (USD $3,701,000). Interest is payable monthly on both of the notes. The notes are payable in increasing principal installments beginning in 2003 and continuing through 2009. In addition, the Company's U.S. entity has guaranteed the notes.

         The Company also assumed capital lease obligations of SGD $1,255,000 (USD$718,000) related to equipment as part of the purchase consideration for IGEL. As of September 28, 2002, the present value of the minimum lease payments under capital leases was SGD $1,112,000 (USD$625,000) with payments scheduled through fiscal 2004.

         Subsequent to September 28, 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 to be paid as follows: $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 on January 2, 2004. The assets acquired principally include a customer database, Internet address, various telephone numbers and a non-competition agreement.

         The Company believes that its cash on hand, together with cash generated from operations and the borrowings available through the credit facility, will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         As of September 28, 2002, the Company had remaining commitments to purchase approximately $1.0 million of inventory through December 2002. Also, as of September 28, 2002, the Company had remaining noncancelable commitments with various advertising companies that will require the Company to pay approximately $1.7 million for advertising through December 2002.

         In conjunction with the acquisition of IGEL, the Company incurred additional indebtedness and assumed other debt obligations (see above). The Company also entered into an employment agreement whereby the Company is required to pay SGD$1,125,000 (USD$644,000) over the five-year term of the agreement. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.

         In the event the Company, in its sole discretion, decides to exploit certain technologies of ClearLab, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the president and chief technology officer. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$573,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested common stock options of the 270,000 stock options issued under this agreement.

         See the Company's Annual Report to Shareholders on Form 10-K for a summary of the Company's other contractual obligations and commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new rules on accounting for goodwill and other intangible assets effective in the first quarter of fiscal 2002. There was no impact on the financial statements of the Company because all of the Company's intangibles were subject to amortization.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing this statement, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

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

- Historically, Johnson & Johnson's Vistakon products have accounted for about 40% of the Company's net sales; if supply of Vistakon products remains restricted, the Company's future net sales and/or gross profit will be negatively impacted;

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

- The Company may not be able to adequately manage its foreign currency risk; and

- The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. As of September 28, 2002, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility and $10 million term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company's outstanding borrowings on the credit facility, including bank overdrafts, and term loan were approximately $19.9 million as of September 28, 2002. The remainder of the Company's interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate. As of September 28, 2002, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.4 million. If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

         FOREIGN CURRENCY RISK. The Company faces foreign currency risks primarily as a result of its recently acquired Singapore operations and the intercompany balances between its U.S. and Singapore operations. The functional currency of the Company's Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars. The Company has debt and other long-term obligations of approximately $11.5 million that are denominated in Singapore dollars and mature over the next seven years. For the quarter ended September 28, 2002, the Company recorded a foreign currency transaction loss of approximately $139,000. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 4% (weakening of the U.S. dollar) since January 1, 2002 through November 7, 2002. From the date of acquisition, July 24, 2002, through November 7, 2002 the exchange rate has fluctuated approximately one percent (strengthening of the U.S. dollar). If the Singapore dollar weakens against the U.S. dollar by an additional 10%, the Company would record an additional $571,000 foreign currency loss on the intercompany balances that exist as of September 28, 2002. The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See notes to condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.

         The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over the next 7 years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of $2.1 million to be paid over the next 5 years, 700,000 shares of restricted Common Stock, par value $0.01 per share, of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively.

         The 700,000 shares of restricted Common Stock of the Company were placed in escrow and will be released from escrow upon successful test market results of certain newly developed contact lens products as specified in the escrow agreement. Upon meeting the specific requirements, the shares will be released upon the later of completing the specified requirements and the vesting dates as specified below. If the conditions are not met by July 24, 2004, all shares in escrow will be returned to the Company.

                   Number of Shares                    Vesting Date
                  ------------------                ------------------
                       175,000                         July 24, 2003
                       350,000                      January 24, 2004
                       175,000                         July 24, 2004
                      --------
                       700,000
                      ========

         The shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. In that regard, each of the sellers represented to the Company that he/it was an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits

               Exhibit No.      Description of Exhibit
               -----------      ----------------------
                      2.1        Asset Purchase Agreement, dated May 4, 2002.(1)
                     10.1        Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002.(1)
                     99.1        Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                     99.2        Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               ---------------------
                     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed August 8, 2002 (Commission File No. 0-23633)

         (B)   Reports on Form 8-K

               Current Report on Form 8-K filed August 8, 2002, Acquisition of Assets.

               Current Report on Form 8-K/A filed October 8, 2002, filing of Financial Information for Acquisition of Assets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    1-800 CONTACTS, INC.


Dated: November 12, 2002            By:    /s/ Jonathan C. Coon
                                           --------------------
                                    Name:  Jonathan C. Coon
                                    Title: President and Chief Executive Officer


                                    By:    /s/ Scott S. Tanner
                                           -------------------
                                    Name:  Scott S. Tanner
                                    Title: Chief Operating Officer and Chief
                                           Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Jonathan C. Coon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 1-800 CONTACTS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002                   /s/ Jonathan C. Coon
                                           --------------------
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Scott S. Tanner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 1-800 CONTACTS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002     /s/ Scott S. Tanner
                             -------------------
                             Chief Operating Officer and Chief Financial Officer
                             Date: November 12, 2002