Form 10-K
period 2002-12-28
1 800 CONTACTS INC
filed 2003-03-28
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002 or

  ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                       .

Commission file number:       0-23633

1-800 CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0571643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 E. Wadsworth Park Drive 3rd Floor, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

(801) 924-9800

(Registrant’s telephone number, including area code)

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

☒  Yes                ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐Yes                  ☒  No

The aggregate market value of voting common equity held by non-affiliates of the registrant as of June 29, 2002 at a closing sale price of $13.49 as reported by the Nasdaq National Market (“Nasdaq”) was approximately $74 million.  Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2003, the Registrant had 13,029,760 shares of Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 16, 2003 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K (the “Form 10-K”).

1-800 CONTACTS, INC.

PART I

Item 1.                                  Business.

Overview

          1-800 CONTACTS, INC. (the “Company”) was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock.  The Company is the successor to the business founded by the Company’s Vice President of Sales in March 1991.  The Company’s principal executive office is located at 66 E. Wadsworth Park Drive, 3rd Floor, Draper, Utah 84020, and its telephone number is (801) 924-9800.  The Company maintains a website on the Internet at www.1800contacts.com.  The Company provides on this website, free of charge, periodic and current reports as soon as is reasonably practicable after such material is furnished to the SEC.

          The Company is a leading direct marketer of replacement contact lenses. As of December 28, 2002, the Company had shipped more than 8.0 million orders to more than 2.5 million customers since inception. Through its easy-to-remember, toll-free telephone number, “1-800 CONTACTS” (1-800-266-8228), and through its Internet addresses, which include “www.1800contacts.com,” “www.contacts.com” and “www.contactlenses.com,” the Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company’s high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service.  As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 94% of its orders within one business day of receipt. The Company believes that it offers its customers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service.

          The Company’s Internet sales channel continued to grow in fiscal 2002 and is a more cost-effective way for the Company to serve its customers. The Company’s Internet sales for fiscal 2002 were $70.7 million, or 42% of total sales, compared to $67.6 million, or 40% of total sales, in the previous fiscal year. Its online presence enables the Company to operate more efficiently by substantially eliminating the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

          The Company markets its products through a national advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases.  As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer awareness and repeat business. The Company spent approximately $12.6 million on advertising in fiscal 2002 and has invested more than $110 million in its national advertising campaign over the last several years.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

          On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd).  ClearLab manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.  ClearLab currently has the capacity to produce in excess of 40 million lenses annually, which is enough to service approximately one million two-week disposable contact lens wearers. ClearLab is in the process of designing and developing a new brand of contact lens that will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  ClearLab’s net sales for fiscal 2002 from the date of acquisition were $2.1 million, representing 1.2% of the Company’s consolidated net sales.

          For more information regarding recent transactions by the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.”

Industry Overview

          Industry analysts estimate that over 50% of the United States’ population need some form of corrective eyewear.  Contact lenses are a convenient, cost-effective alternative to eyeglasses.  The number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing.  The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are generally replaced on a daily, weekly, or bi-weekly basis.

          Traditionally, contact lenses were sold to consumers almost exclusively by either ophthalmologists or optometrists (referred to herein collectively as “eye care practitioners”).  Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and subsequently provide replacement lenses, regardless of whether the patient was given or required another eye examination.  Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner.  Over the last two decades, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

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

          Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers.  Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby impeding patients from purchasing lenses from a direct marketer.  Until recently, substantially all of the major manufacturers of contact lenses refused to sell contact lenses directly to direct marketing companies and sought to prohibit their distributors from doing so.  These traditional barriers to the direct marketing of contact lenses have been reduced and may be completely eliminated in the future.  The Federal Trade Commission (the “FTC”) has from time to time solicited comments regarding whether eye care practitioners should be required to release contact lens prescriptions to their patients.  See “Purchasing and Principal Suppliers” and “Government Regulation.”

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

          The Company is a direct marketer of replacement contact lenses and does not provide eye examinations or related services to its customers.  The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision.  The Company stocks a large inventory of lenses from which it can ship approximately 94% of its orders within one business day of receipt.  The Company believes that its ability to maintain a large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in the direct marketing of contact lenses.

          The Company purchases product directly from certain manufacturers, including Johnson & Johnson, CIBA Vision, Bausch & Lomb, and CooperVision. See “Purchasing and Principal Suppliers.”  The Company’s products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer.  From time to time, the Company purchases contact lenses that were labeled as “samples” by the manufacturer.  Such lenses are sometimes offered by the Company to customers as part of promotional programs at reduced prices.

          The Company’s wholly owned subsidiary, ClearLab, manufactures injection cast molded soft contact lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.  ClearLab currently manufactures disposable lenses, focusing mainly on two-week disposable lenses.  ClearLab is in the process of designing and developing a new brand of disposable contact lens that will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  The Company expects to begin marketing lenses made by ClearLab to its customers in the second quarter of fiscal 2003.

          The Company also offers certain products related to contact lenses including solutions and lens cases for storing contact lenses.  The Company offers solutions produced by CIBA Vision and purchased directly from CIBA Vision.  The lens cases are produced by and purchased from an outside party on a contract basis.

Customers and Marketing

          The Company’s direct marketing customers are located principally throughout the United States.  The percentage of the Company’s customers that are located in each state is approximately equal to the percentage of the United States’ population which resides in such state, with the largest concentration of the Company’s customers residing in California.  The Company strives to deliver a high level of customer service in an effort to maintain and expand its loyal customer base.  The Company utilizes a focused marketing strategy that is designed to enhance the awareness and value of its brand.  The Company continually researches and analyzes new ways in which to advertise its products. After identifying an attractive potential new advertisement or advertising medium, the Company commits to such advertising for an initial test period. After the initial testing period, the Company continues to closely monitor its advertising in order to identify and react to trends and patterns as appropriate.

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

          The Company spent approximately $12.6 million on advertising in fiscal 2002.  During 2002, the Company decreased its annual investment in advertising as part of the Company’s ongoing effort to manage demand for Johnson & Johnson products in response to Johnson & Johnson’s refusal to sell to the Company.  In December 2002, the Company announced that it reached an agreement with Johnson & Johnson’s eye care division, Vistakon, to become an authorized retailer of Vistakon contact lenses.  The Company began buying directly from Vistakon during March 2003.  The Company intends to increase advertising spending in fiscal 2003 as it continues its nationwide advertising campaign. The Company’s advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases.  In addition, the Company intends to continue its direct marketing campaign to its more than 2.5 million customers through the U.S. mail and e-mail.

          A brief description of the principal components of the Company’s national advertising campaign is set forth below:

          Broadcast.  The Company utilizes a nationwide broadcast advertising campaign with significant purchases on both cable and network television.  The Company’s television ads typically focus on its ability to rapidly deliver to customers the same contact lenses offered by eye care practitioners. The Company believes that its easy-to-remember phone number and Internet address make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS brand name.

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

          The Company intends to begin marketing lenses made by ClearLab to its customers in the second quarter of fiscal 2003. In fiscal 2001, the Company tested whether it could successfully transition its customers into new products by assisting them in getting fitted for a new brand of contact lenses.  The Company believes that these tests indicate that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company feels that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners.  The Company’s first preference is to sell the customer the lens she is already wearing.  In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

          ClearLab’s customers include various contact lens manufacturers and distributors.  ClearLab currently manufactures two-week disposable lenses for one of the leading contact lens manufacturers.

Management Information Systems

          The Company has developed proprietary management information systems that integrate the Company’s order entry and order fulfillment operations.  The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service.  The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company’s inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions; and (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses.

                    The management information systems provide the Company’s customer service representatives (“CSRs”) with real-time product availability information for substantially all of its products through a direct connection with the Company’s distribution center, whereupon information is immediately updated as lenses are shipped.  In addition, Internet customers can obtain real-time product availability information for many products.  The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to charge the customer’s card and ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer.  CSRs also have access to records of all prior contact with a customer, including the customer’s address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax.  Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses.  If a customer’s order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR contacts the customer to inform them of the delay.

                    After an order has been entered into the management information systems by a CSR, it is sent to the Company’s distribution center via a direct connection.  After the distribution center receives the order, the invoice for the order is printed.  The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order.  Tracking, manifesting, billing and other shipping functions are integrated into the Company’s management information systems so that all necessary bar codes and tracking information for shipment via independent couriers are printed directly on the Company’s shipping label, and separate labeling or a separate computer is not needed to ship packages via independent couriers.

                    After the invoice for an order is printed at the Company’s distribution center, the order is pulled from inventory and scanned to ensure that the prescription and quantity of each item matches the order in the Company’s management information systems.  Audible notices inform the shipping agent of any errors in the order.  After the order has been scanned for accuracy, the management information systems update the Company’s inventory level.  Then the order is placed in a box produced by the Company’s automated box folder and is sent to an automatic sealer. After the package leaves the sealer, another scanner reads the bar code on the shipping label to determine which method of shipment is being used, adds the package to the appropriate carrier’s manifest and directs the appropriate hydraulic diverter to push the package into the appropriate carrier’s shipping bin.

                    The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch.  This system is further protected by a generator capable of supporting the Company’s call center operations for a period of five days.  All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company’s data is transmitted to an offsite location.  There can be no assurance that the Company’s back-up system will be sufficient to prevent an interruption in the Company’s operations in the event of disruption in the Company’s management information systems, and an extended disruption in the management information systems could adversely affect the Company’s business, financial condition and results of operations.

Operations

   Direct Marketing

                    The primary components of the Company’s direct marketing operations include its teleservices, order entry and customer service, Internet and distribution and fulfillment.

                    Teleservices, Order Entry and Customer Service.  The Company provides its customers with toll-free telephone access to its CSRs.  Currently, the Company’s call center generally operates from 6:00 a.m. to 10:00 p.m. (MST) Monday through Thursday, 6:00 a.m. to 9:00 p.m. (MST) on Friday, 7:00 a.m. to 9:00 p.m. (MST) on Saturday and 8:00 a.m. to 4:00 p.m. (MST) on Sunday.  Customers may place orders via the Internet 24 hours a day, 7 days a week.  Potential customers may also obtain product, pricing or other information over the Internet or through an interactive voice response system.  The Company’s orders are received by phone, Internet, mail, facsimile and electronic mail.  CSRs process orders directly into the Company’s proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number.  CSRs are provided with a sales script and are trained to provide information about promotional items.  Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

                    The Company believes its customers are particularly sensitive to the way merchants and salespeople communicate with them.  The Company strives to hire energetic, service-oriented CSRs who can understand and relate to customers.  CSRs participate in an extensive training program.  The Company also has a quality assurance department.  This department monitors and reviews the CSRs’ performance and coaches the CSRs as necessary.

                    The Company continually upgrades and enhances its management information systems.  The Company believes it has the capacity to handle up to 30,000 calls per day.

                    The laws in most states require that contact lenses be sold pursuant to a valid prescription. In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies.  The Company’s current general operating practice is to obtain a copy of the customer’s prescription or to passively verify each customer’s prescription with his/her eye care practitioner.  If the customer does not have a copy of his/her prescription, the Company asks the customer for his/her exact prescription specifications and then directly contacts the customer’s eye care practitioner to passively verify the customer’s prescription.  The Company directly communicates to the eye care practitioner the prescription specifications received from the customer and informs the eye care practitioner that it will proceed to complete the sale based on such information unless the eye care practitioner advises it that such information is expired or incorrect.  If the eye care practitioner does not advise the Company that such information is expired or incorrect within a minimum period, the Company’s general practice is to complete the sale and ship the lenses based on the information communicated to the eye care practitioner.  If the Company is unable to obtain a copy of the customer’s prescription or passively verify the prescription with the customer’s eye care practitioner, the Company’s policy is not to proceed with the sale.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.

The Company has modified its operating systems to give eye care practitioners a minimum of eight business hours to respond to its prescription verification requests for Vistakon products. Eye care practitioners have the option of receiving these requests by fax. If the eye care practitioner notifies the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company will not ship the order. Absent such notification from the eye care practitioner, the Company will proceed with the sale based on the prescription that was communicated to the eye care practitioner. This system applies to Vistakon orders nationwide with the exception of a few states where the Company has pre-existing agreements to employ more stringent procedures.

                    Internet.  The Company’s website, www.contacts.com, provides customers with a quick, efficient and cost-effective method for obtaining replacement contact lenses 24 hours a day, 7 days a week.  The Company is continually upgrading the content and functionality of its website.  The website allows customers to easily browse and purchase substantially all of the Company’s products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience.  The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort.  The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking.  During the call center’s operating periods, the Company offers service and support to its Internet customers over the telephone.  The Company also provides e-mail support to customers 24 hours a day, 7 days a week.  The Company’s website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

                    The Company’s online service automates the processing of customer orders, interacts with the management information systems and allows the Company to gather, store and use customer and transaction information in a comprehensive and cost-efficient manner. The Company’s website contains customized software applications that interface with the Company’s management information systems.

                    The Company maintains a database containing information compiled from customer profiles, shopping patterns and sales data.  The Company analyzes information in this database to develop targeted marketing programs and provide personalized and enhanced customer service.  This database is scaleable to permit large transaction volumes.  The Company’s systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs.

                    The Company uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer’s information.  The Company maintains an Internet firewall to protect its internal systems and all credit card and other customer information.

                    Distribution and Fulfillment.  Approximately 94% of the Company’s orders are shipped within one business day of receipt. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer.  A shipping and handling fee is charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check.  Customers have the option of having their order delivered by overnight courier for an additional charge.  The Company’s management information systems automatically determine the anticipated delivery date for each order.

                    The Company uses an integrated packing and shipping system via a direct connection to the Company’s management information systems.  This system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations.  The Company’s management information systems are specifically designed with a number of quality control features to help ensure the accuracy of each order.

                    The Company’s distribution center is strategically located near the Salt Lake City, Utah airport. In March 2002, the Company increased the size of its distribution center to approximately 84,000 square feet.

   Manufacturing

          All of ClearLab’s products are manufactured in one production facility located in Singapore.  See “Properties.” The facility currently has the capacity to produce in excess of 40 million lenses annually and is operating at approximately 30 to 35 percent of capacity.  ClearLab manufactures its soft contact lenses by way of injection cast molding of plastic molds in which it doses various polymers. This process yields dry lenses which are then hydrated to their final wet state in order to become a complete lens. ClearLab also has the ability to wet cast mold lenses. In wet cast molding, the lenses are formed fully hydrated.

Purchasing and Principal Suppliers

                    Until recently, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so.  However, due to recent agreements entered into by the Company, Ocular Sciences is the only remaining major manufacturer who refuses to sell directly to the Company.  Historically, the Company has purchased a substantial portion of its products from unauthorized distributors, but this is expected to decrease in the future.

                    In June 1994, the Attorney General for the State of Florida, acting on behalf of disposable contact lens consumers in that state, filed an anti-trust action against Johnson & Johnson, CIBA Vision, Bausch & Lomb and certain eye care practitioners and their trade associations alleging, among other things, that the contact lens manufacturers’ policy not to sell to mail order distributors and others was adopted in conspiracy with eye care practitioners, as the result of pressure by eye care practitioners, in order to eliminate alternative channels of trade from the disposable lens market (the “Florida Action”).

                    In December 1996, the Attorney General for the State of New York, on behalf of itself and the Attorney Generals for approximately 21 other States, filed a substantially similar action naming three major manufacturers of soft contact lenses as well as several optometrists and their trade associations as defendants (the “New York Action”). Additional states joined the New York Action after it was filed, and the Florida Action and the New York Action were consolidated (the “Attorney General Action”).  The Attorney General Action, also referred to as the multi-district litigation, entered into the trial phase in March 2001 in Jacksonville, Florida.

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

On May 22, 2001, the Middle District Court in Jacksonville, Florida announced a preliminary settlement with Johnson & Johnson.  The court finalized the settlement agreement on November 1, 2001.  The agreement became effective on December 1, 2001.  In October 2001, the Company was granted intervener status to this multi-district litigation by the court.  This status allowed the Company to become a party to the lawsuit for the limited purpose of enforcing the injunctive relief provisions of the settlement agreement, i.e., requiring Johnson & Johnson’s eye care division, Vistakon, to sell its products directly to the Company.  In December 2002, the Company announced that it had reached an agreement with Vistakon to become an authorized retailer of Vistakon contact lenses.  The Company began buying directly from Vistakon during March 2003.

                    As a result of some manufacturers’ refusal to sell to the Company, the Company is not an authorized dealer for some of the products which it sells.  In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs.  Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future.  The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

                    Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 35 percent,  46 percent and 35 percent of its contact lens purchases in fiscal 2000, 2001 and 2002, respectively.  The Company’s top three suppliers accounted for approximately 62 percent, 70 percent and 63 percent of the Company’s inventory purchases in fiscal 2000, 2001 and 2002, respectively.  The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices.  In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.  In that regard, the Company does not have any contracts with manufacturers or distributors of contact lenses which provide for an absolute guarantee of supply to the Company.

                    ClearLab is in the process of designing and developing a new brand of disposable contact lens that will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  The Company expects to begin marketing lenses made by ClearLab to its customers in the second quarter of fiscal 2003.

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

                    The Company’s principal competitors include ophthalmologists and optometrists in private practice.  The Company also competes with national optical chains, such as Cole Vision, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam’s and Costco.  In addition, the Company competes with other direct marketers of contact lenses.  The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

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

Government Regulation

   Direct Marketing

                    Federal Regulation

                    Contact lenses are regulated by the Food and Drug Administration (“FDA”) as “medical devices.”  The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations.  Rigid gas permeable and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear.  These regulations generally apply only to the manufacturing of contact lenses, and therefore do not directly impact the direct marketing operations of the Company. Federal regulations also require the labels on “medical devices” to contain adequate instructions for their safe and proper use.  However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device.  Devices which fall in this exception must contain as part of their labeling the statement “Caution: Federal law restricts this device to sale by or on the order of                            (physician or other licensed practitioner),” the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device.  The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA.  Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties, or prosecution.  To date, the FDA has not taken any such action against the Company.

                    State Regulation

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

                    The laws and regulations in a significant number of states, including most of the states wherein a large portion of the Company’s sales are concentrated, require that contact lenses only be sold to a consumer pursuant to a valid prescription.  In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer’s prescription with the customer’s prescriber, while other states specifically require that a written prescription be obtained before providing the lenses to the customer.  In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company’s current general operating practice is to obtain a copy of the customer’s prescription or to passively verify each customer’s prescription with his/her eye care practitioner.  If the customer does not have a copy of his/her prescription, the Company asks the customer for his/her exact prescription specifications and then directly contacts the customer’s eye care practitioner to passively verify the customer’s prescription.  The Company directly communicates to the eye care practitioner the prescription specifications received from the customer and informs the eye care practitioner that it will proceed to complete the sale based on such information unless the eye care practitioner advises it that such information is expired or incorrect.  If the eye care practitioner does not advise the Company that such information is expired or incorrect within a minimum period, the Company’s general practice is to complete the sale and ship the lenses based on the information communicated to the eye care practitioner.  If the Company is unable to obtain a copy of the customer’s prescription or passively verify the prescription with the customer’s eye care practitioner, the Company’s policy is not to proceed with the sale.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.

                    The Company’s ability to comply with state laws and regulations requiring a valid prescription is hampered because the Company’s customers are often unable to get a copy of their prescription.  The Company believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient’s contact lens prescription to the patient.  In addition, such providers have refused to release or verify prescriptions at the request of direct marketers.  Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patient’s request, is under review by the FTC.  In the absence of federal law on the matter, contact lens prescription release is currently governed by state law.  The Company believes there are approximately 30 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient.   However, even in states with a mandatory release law, the Company believes that many prescribers continue to refuse to release prescriptions to their patients or to direct marketers of contact lenses, including the Company.

                    In addition to requiring a valid prescription, a substantial number of states also require that contact lenses only be dispensed by a person licensed to do so under that state’s laws.  A dispenser may be required to be licensed as an optometrist, ophthalmologist, optician, ophthalmic dispenser or contact lens dispenser, depending on the state in which the customer is located.  Neither the Company nor any of its employees is a licensed or registered dispenser of contact lenses in many of the states in which the Company does business.  The laws in a small number of states effectively prohibit the sale of contacts through the mail by requiring that a person licensed under that state’s law to dispense contacts be in personal attendance at the place of sale.  In addition, there are several states in which the laws and regulations do not specifically address the issue of who may dispense contact lenses or are unclear with respect to the requirements for dispensing lenses.  Generally, these laws are older and were written before mail order and other distributors began selling contact lenses.  Lastly, the Company believes that the laws in a small number of states do not require that replacement contact lenses be dispensed pursuant to a prescription or only by a professional licensed in such state.

                    Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor.  Such required compliance could result in: (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company’s customers for whom the Company is unable to obtain or verify their prescription; (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iv) misdemeanor penalties and civil fines.  The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably.  Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company’s ability to sell contact lenses and continue to operate profitably.  The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company’s compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.  The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

                    An FTC rule adopted in 1978 requires eye care practitioners to provide their patients with a copy of their eyeglass prescription (the “Prescription Release Rule”).  The Prescription Release Rule was adopted based on a finding by the FTC that consumers were being deterred from comparison shopping for eyeglasses because eye care practitioners refused to release prescriptions.  In April 1997, the FTC published a request for comments regarding the Prescription Release Rule with respect to whether the rule should be expanded to require the release of contact lens prescriptions, whether consumers have historically been able to get their contact lens prescriptions upon request and whether the refusal to release contact lens prescriptions has benefits justifying such refusal.  The April 1997 request for comment is still open.  The Attorneys General of 17 states have provided comment to the FTC in support of extending the Prescription Release Rule to contact lenses.  The FTC undertook a similar review in 1985 and again in 1995, both times concluding that the rule should not be expanded to require the release of contact lens prescriptions.

                    From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses.  The Company’s practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis.

                    It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received.  See “Legal Proceedings” for formal complaints filed against the Company concerning its business practices.

   Manufacturing

                    The Company’s products are generally regulated in the United States and in foreign countries as “medical devices.”  As a manufacturer of medical devices, the Company is subject to regulation in the United States by the FDA and corresponding state and foreign regulatory agencies where the Company sells products.  These regulations generally govern the introduction of new medical devices, the maintenance of certain records, the labeling of devices and other matters.  The regulatory environment in which the Company operates can be expensive, time-consuming and uncertain.

                    FDA Regulation

                    Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and implementing regulations, the FDA regulates the testing, manufacturing, labeling, distribution, and promotion of medical devices.  Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

                    Under the FDC Act, clearance or approval by the FDA is required prior to the commercialization of a medical device.  The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices.  The nature of the clearance or approval procedures is dependent on the classification of the medical device in question.  Class I medical devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s quality systems regulations governing all medical device manufacturing.  Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines.  Class III medical devices are those which must receive premarket approval by FDA to ensure their safety and effectiveness, are generally life-sustaining, life-supporting devices or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices.

                    Before a new device can be introduced into the U.S. market, it must receive from the FDA premarket notification clearance under Section 510(k) of the FDC Act or premarket approval pursuant to the more costly and time-consuming premarket approval application (PMA) procedure.  The FDA grants a 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs.  For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.  While less expensive and time-consuming than obtaining PMA clearance, securing 510(k) clearance may involve the submission of a substantive review of six months or more.  Any products manufactured or distributed pursuant to 510(k) clearance are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the device.

                    The Company is seeking 510(k) clearances for all of the products it intends to manufacture and market in the United States.  New products may require clinical studies to support a 510(k) clearance or PMA.  There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance.  The Company cannot assure that it will be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

                    As a manufacturer of medical devices, ClearLab is required to register with the FDA and comply with the FDA’s Code of Federal regulations quality system requirements. These regulations require that ClearLab manufacture products and maintain manufacturing, testing and control activities records in a prescribed manner, and maintain careful records of, and control over, device design development.  Further, ClearLab and the Company are required to comply with FDA requirements for labeling and promoting products.  ClearLab is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if the FDA finds ClearLab to be not in compliance with applicable laws and regulations.  If the FDA believes that ClearLab may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place ClearLab under observation and re-inspect  the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against ClearLab, its officers or its employees.  In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on ClearLab and the Company.

                    Manufacturers of medical devices for marketing in the United States also must comply with medical device reporting (“MDR”) requirements that companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.  Labeling and promotional activities are subject to scrutiny by the FDA.  Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

                    ClearLab is subject to routine inspection by the FDA for compliance with quality systems requirements, MDR requirements, and other applicable regulations.  The Company cannot assure that it will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operation.  The Company believes that all of its products offered for sale have received all required FDA approvals or clearance, and that it is in substantial compliance with FDA regulations, including quality systems and MDR requirements.

                    International Regulation

                    ClearLab’s products also are subject to regulation in other countries in which ClearLab sells its products.  The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications.  The number and scope of these laws and regulations are increasing.  In particular, medical devices in the EU are subject to the EU’s medical devices directive (the “Directive”).

                    Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for CE marking.  “CE marking” means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.

                    In order to qualify for CE marking, the manufacturer must comply with the “Essential Requirements” of the Directive, relating to the safety and performance of the product.  In order to demonstrate compliance, a manufacturer is required to undergo a conformity assessment, which includes assessment of the manufacturer’s quality assurance system by self-selected certification organizations referred to as a “Notified Body.”  After all necessary conformity assessment tests have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the Directive, CE marking may be affixed on the products concerned.  ClearLab has undergone such conformity assessment and has received CE marking authorization for all products that ClearLab currently markets in the EU.

                    Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use.  “National Competent Authorities” who are required to enforce compliance with the requirements of the Directive, can restrict, prohibit and recall CE-marked products if they are unsafe.  Such a decision must be confirmed by the European Commission in order to be valid.  Member countries can impose additional requirements as long as they do not violate the Directive or constitute technical barriers to trade.

                    Additional approvals from foreign regulatory authorities may be required for international sale of the Company’s products in non-EU countries.  Failure to comply with applicable regulatory requirements can result in the loss of previously received approvals and other sanctions and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Intellectual Property

                    The Company conducts its business under the trade name and service marks “1-800 CONTACTS.”  The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products.  To this end, the Company has secured trademark registration for the “1-800 CONTACTS” name. The Company owns the right to use the 1-800 CONTACTS telephone number.  However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone number.  The Company does not expect to lose the right to use the 1-800 CONTACTS number; however, there can be no assurance in this regard.  The loss of the right to use the 1-800 CONTACTS number would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

                    The Company also has obtained the rights to various Internet addresses, including but not limited to www.1800contacts.com, www.contacts.com and www.contactlenses.com. As with phone numbers, the Company does not have and cannot acquire any property rights in Internet addresses. The Company does not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company’s business, financial position and results of operations.

                    In connection with the IGEL acquisition, the Company acquired certain intellectual property rights, including patents important to the operations of the acquired business and various other patent applications relating to contact lenses and the manufacturing of contact lenses.

Employees

                    As of December 28, 2002, the Company had 555 full-time and part-time employees, including 382 in the United States and 173 in Singapore. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 2.                       Properties.

                    The Company’s headquarters and call center operations are located in approximately 57,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City.  The leases relating to these facilities expire in 2006.

                    The Company’s distribution center is located near the Salt Lake City, Utah airport.  In March 2002, the Company amended its lease agreement to increase the space by approximately 18,000 square feet, bringing the total leased space to approximately 84,000 square feet.  The lease term for the distribution center was extended through December 2005.

                    The Company’s ClearLab manufacturing facility is located in Singapore.  All manufacturing activities are conducted in approximately 110,000 square feet of space at this location of which approximately half is used for operations.  A portion of the building is subleased to other tenants.  The Company has a leasehold interest in the building with approximately 18 years remaining.

                    Subsequent to December 28, 2002, the Company acquired certain assets and assumed certain liabilities of Lens Express and Lens 1st.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.”  The Company assumed two property leases associated with these entities, which amounted to approximately 7,000 and 9,000 square feet.  The leases on these properties expire in March 2004 and November 2003, respectively.

Item 3.                       Legal Proceedings.

                    On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.   The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution.  On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal, and its Docketing Statement was filed on October 30, 2002.  The appeal will now be briefed by the parties.

                    On or about November 2, 1999, the Texas Optometry Board filed a civil action against the Company seeking injunctive relief and civil penalties against the Company for alleged violations of the Texas Optometry Act.  The Company has entered into a settlement agreement which resolves the complaint.  A cash payment of $8,500 was made in connection with the settlement.

                    The Company entered into a written settlement agreement with the Texas Department of Health (“TDH”), the regulatory authority in Texas for sellers of contact lenses.  This settlement agreement became effective on February 29, 2000, and relates to the Company’s sales practices in Texas.  The agreement began to be implemented in November 2000 and allowed for a review of and, if necessary, changes to the Company’s practices during an initial six-month period.  The TDH issued a Notice of Violation against the Company on or about February 26, 2001, alleging that the Company failed to comply with certain provisions of the agreement.  The Company and the TDH have reached a settlement, and the matter is now closed.  A cash payment of $5,000 was made in connection with the settlement.

                    From time to time the Company is involved in other legal matters generally incidental to its business.

                    It is the opinion of management, after discussion with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Item 4.                       Submission of Matters to a Vote of Security Holders.

                    No matters were submitted to a vote of the Company’s security holders in the fourth quarter of fiscal 2002.

Item 4A.                    Executive Officers of the Registrant.

                    The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name	Age	Position
Jonathan C. Coon	33	President, Chief Executive Officer and Director
John F. Nichols	42	Vice President, Trade Relations and Director
Kevin K. McCallum	41	Senior Vice President, Marketing and Sales
Robert G. Hunter	36	Vice President, Finance and Interim Chief Financial Officer
R. Joe Zeidner	37	General Counsel, Corporate Secretary and Vice President, Legal Affairs
S. Todd Witzel	32	Chief Information Officer

                    Jonathan C. Coon is a co-founder of the Company and currently serves as President and Chief Executive Officer and Director.  Mr. Coon received his Bachelor’s Degree from Brigham Young University in 1994.  Mr. Coon has ten years of experience in the contact lens distribution industry.

                    John F. Nichols is a co-founder of the Company and currently serves as Vice President, Trade Relations and Director.  Prior to his current position, Mr. Nichols served as Vice President, Sales until March 2003.  Mr. Nichols is a certified optician in the State of California and was the owner of the Discount Lens Club from 1991 until February 1995.  Mr. Nichols worked with Bausch & Lomb as a Senior Sales Representative from 1989 to 1991.

                    Kevin K. McCallum has served as Senior Vice President, Marketing and Sales of the Company since March 2003.  Prior to his current position, Mr. McCallum served as Vice President, Marketing of the Company since March 2000.  Prior to joining the Company, Mr. McCallum, a 9-year veteran of Procter & Gamble from 1991 to 2000, served as a Director of Marketing for several of Proctor & Gamble’s global laundry and cleaning brands.  Prior thereto, Mr. McCallum served as a line officer in the U.S. Navy from 1984 to 1989.  Mr. McCallum received a Bachelor’s Degree from the United States Naval Academy and an MBA from the Georgia Institute of Technology.

                    Robert G. Hunter has served as Interim Chief Financial Officer since January 2003 and Vice President, Finance of the Company since August 2000.  Prior to becoming Vice President, Finance, Mr. Hunter served as the Corporate Controller since November 1997.  Before joining the Company, Mr. Hunter served as an auditor with

Hawkins, Cloward & Simister LC from November 1993 to 1997 and with Arthur Andersen LLP from April 1992 to November 1993.  Mr. Hunter is a Certified Public Accountant.  Mr. Hunter graduated summa cum laude with a Bachelor’s Degree from Brigham Young University, where he also earned a Masters of Accountancy Degree.

                    R. Joe Zeidner has served as Vice President, Legal Affairs of the Company since March 2003.  Mr. Zeidner has served as the General Counsel of the Company since September 2000 and as the Corporate Secretary since February 2001. Prior to joining the Company, Mr. Zeidner served as regulatory General Counsel of Pharmanex, Inc., a Utah-based vitamin and supplement manufacturer and distributor, from 1998 to 2000. Prior to that, Mr. Zeidner served as Northeast Asia General Counsel of Nu Skin Japan and Nu Skin Korea and worked at Pfizer pharmaceutical from 1989 to 1991.   Mr. Zeidner received a Bachelor’s degree in Japanese and Communications from Brigham Young University and a law degree from the J. Reuben Clark School at Brigham Young University.

                    S. Todd Witzel has served as Chief Information Officer of the Company since February 2003.  Prior to his current position, Mr. Witzel served as both the Director of Information Technology and the Manager, Management Information Systems since joining the Company in November 1996.  Before joining the Company, Mr. Witzel worked as a computer programmer for Access Software from 1992 to 1996.

PART II

Item 5.                           Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “CTAC.”  The Common Stock commenced trading on February 10, 1998. On July 24, 2000, the Company effected a two-for-one stock split.  The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

	High	Low
Year ended December 29, 2001:
First Quarter	$37.63	$19.56
Second Quarter	30.30	18.98
Third Quarter	25.63	11.89
Fourth Quarter	17.68	12.00
Year ended December 28, 2002:
First Quarter	12.48	10.26
Second Quarter	15.25	10.90
Third Quarter	13.55	7.95
Fourth Quarter	27.28	8.31

Holders

As of March 13, 2003, there were approximately 77 holders of record of Common Stock.  The Company believes that it has a significantly larger number of beneficial holders of Common Stock.

Dividends

                The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s results of operations, financial condition, capital requirements and contractual restrictions.  In addition, the Company’s revolving credit facility prohibits the Company from paying any cash dividends on Common Stock.

Recent Sales of Unregistered Securities

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

                The 700,000 shares of restricted Common Stock of the Company were placed in escrow and will be released from escrow upon successful test market results of certain newly developed contact lens products as specified in the escrow agreement. If the specific requirements are met, the shares will be released upon the later of completing the specified requirements and the vesting dates as set forth below. If the conditions are not met by July 24, 2004, all shares in escrow will be returned to the Company.

Number of Shares	Vesting Date
175,000	July 24, 2003
350,000	January 24, 2004
175,000	July 24, 2004
700,000

                The shares and options were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  In that regard, each of the sellers represented to the Company that he/it was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6.                    Selected Financial Data.

                The financial data as of and for the years ended January 2, 1999 (“fiscal 1998”), January 1, 2000 (“fiscal 1999”), December 30, 2000 (“fiscal 2000”), December 29, 2001 (“fiscal 2001”) and December 28, 2002 (“fiscal 2002”) have been derived from the audited financial statements of the Company.  The selected financial data below should be read in conjunction with the financial statements and the notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Such information for the three years ended December 28, 2002 is included as part of this Form 10-K.

	Fiscal Year
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$59,876	$98,525	$144,971	$169,036	$168,580
Cost of goods sold	37,315	59,416	86,367	103,093	118,181
Gross profit	22,561	39,109	58,604	65,943	50,399
Advertising expense	24,207	20,238	25,603	26,850	12,642
Legal and professional fees	433	454	870	2,838	4,738
Purchased in-process research and development	—	—	—	—	7,789
Other selling, general and administrative expenses	6,902	11,548	15,251	19,874	24,117
Total selling, general and administrative expenses	31,542	32,240	41,724	49,562	49,286
Income (loss) from operations	(8,981)	6,869	16,880	16,381	1,113
Other income (expense), net	446	(41)	198	(252)	(1,186)
Income (loss) before benefit (provision) for income taxes	(8,535)	6,828	17,078	16,129	(73)
Benefit (provision)for income taxes(1)	642	(701)	(6,604)	(6,265)	(3,931)
Net income (loss)(1)	$(7,893)	$6,127	$10,474	$9,864	$(4,004)

Basic net income (loss) per common share(2)	$(0.63)	$0.49	$0.88	$0.85	$(0.35)
Diluted net income (loss) per common share(2)	$(0.63)	$0.48	$0.86	$0.84	$(0.35)

Balance Sheet Data (at the end of year):
Working capital	$11,845	$14,837	$9,359	$18,388	$19,997
Total assets	18,016	25,054	26,108	50,405	62,004
Total debt (including current portion)	67	30	3,265	12,526	26,610
Stockholders’ equity	14,833	18,701	13,964	23,753	17,597

(1)    Prior to February 9, 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes.  The benefit for income taxes and net loss for the period prior to February 9, 1998 reflect income taxes on a pro forma basis as if the Company had been a C corporation.

(2)    On July 24, 2000, the Company effected a two-for-one stock split.  All share and per share information has been adjusted retroactively to give effect to this stock split.

Item 7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                The Company is a leading direct marketer of replacement contact lenses.  The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Sales in March 1991.  The Company’s net sales grew rapidly from $3.6 million in fiscal 1996 to $169.0 million in fiscal 2001.  During fiscal 2002, net sales declined slightly to $168.6 million.  Internet sales have grown from an insignificant amount in fiscal 1996 to approximately $70.7 million in fiscal 2002.

Recent Transactions

IGEL (ClearLab).  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd).  The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

 ClearLab currently manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.  ClearLab currently has the capacity to produce in excess of 40 million lenses annually, which is enough to service approximately one million two-week disposable contact lens wearers.  At this time, ClearLab is operating at approximately 30 to 35 percent of its capacity.  ClearLab is in the process of designing and developing a new brand of contact lens that will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.

                Based on previous conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company expects to begin marketing lenses made by ClearLab to its customers in the second quarter of fiscal 2003.

Vistakon Agreement.  In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson’s eye care division, Vistakon, to become an authorized retailer of Vistakon contact lenses.  The Company has modified its operating systems in connection with this agreement. The Company is implementing new procedures for Vistakon and expects to continue to implement these procedures by geographic region based on time zone through April 11, 2003. The Company began buying direct from Vistakon during March 2003. The Company is uncertain of the impact that these procedures from the Vistakon agreement will have on future net sales.

The Company expects that this direct relationship with Vistakon will lower the Company’s product acquisition costs and allow it to offer rebates and other incentives not previously available to its customers who wear Vistakon lenses. The Company expects that it will also enable the Company to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolves long-standing disputes.

Lens Express / Lens 1st.  On January 30, 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the “Seller”), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller’s identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003. The

Company expects to realize $30-$35 million in revenues and $6-$7 million in operating income in the twelve months following the closing of this acquisition.

The consideration paid by the Company consisted of approximately $6.5 million in cash, 900,000 shares of restricted Common Stock of the Company and the assumption of approximately $4.3 million of the aforementioned liabilities. The 900,000 shares of restricted Common Stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003. In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted Common Stock. The purchase price is subject to adjustment as set forth in the asset purchase agreement.

The Company plans to continue utilizing the Lens 1st facility in Michigan for certain operations. The Company funded the cash consideration portion of the asset purchase from its revolving credit facility.

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  The amount is payable as follows: $700,000 on March 14, 2003 and the remaining $800,000 three months after the execution date of the letter of intent.  In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company agreed to pay $100,000 to the entity on March 14, 2003.  In the event that the Company does not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period.  The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for any legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.

In connection with the agreement, the Company will expense the amounts paid related to these research and development initiatives.  The Company funded the cash due at the execution of this letter of intent from its revolving credit facility.

Regulatory Considerations

                The sale and delivery of contact lenses are governed by both federal and state laws and regulations.  The Company sells to customers in all 50 states, and each sale is likely to be subject to the laws of the state where the customer is located.  In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company’s current general operating practice is to obtain a copy of the customer’s prescription or to passively verify each customer’s prescription with his/her eye care practitioner.  If the customer does not have a copy of his/her prescription, the Company asks the customer for his/her exact prescription specifications and then directly contacts the customer’s eye care practitioner to passively verify the customer’s prescription.  The Company directly communicates to the eye care practitioner the prescription specifications received from the customer and informs the eye care practitioner that it will proceed to complete the sale based on such information unless the eye care practitioner advises it that such information is expired or incorrect.  If the eye care practitioner does not advise the Company that such information is expired or incorrect within a minimum period, the Company’s general practice is to complete the sale and ship the lenses based on the information communicated to the eye care practitioner.  If the Company is unable to obtain a copy of the customer’s prescription or passively verify the prescription with the customer’s eye care practitioner, the Company’s policy is not to proceed with the sale.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.   The Company has modified this policy with respect to the sale of Vistakon products.  See “Government Regulation” under Item 1 of Part I of this Form 10-K.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2000 ended December 30, 2000; fiscal 2001 ended December 29, 2001; and fiscal 2002 ended December 28, 2002.  Each of these fiscal years is a 52-week year.  Fiscal 2003 is a 53-week year and will end on January 3, 2004.  The fourth quarter of fiscal 2003 will consist of 14 weeks.

          The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.6	61.0	70.1
Gross profit	40.4	39.0	29.9
Advertising expense	17.7	15.9	7.5
Legal and professional fees	0.6	1.7	2.8
Purchased in-process research and development	0.0	0.0	4.6
Other selling, general and administrative expenses	10.5	11.7	14.3
Total selling, general and administrative expenses	28.8	29.3	29.2
Income from operations	11.6	9.7	0.7
Other income (expense), net	0.2	(0.2)	(0.8)
Income (loss) before provision for income taxes	11.8	9.5	(0.1)
Provision for income taxes	(4.6)	(3.7)	(2.3)
Net income (loss)	7.2%	5.8%	(2.4)%

Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales.  Net sales for fiscal 2002 decreased slightly to $168.6 million from $169.0 million for fiscal 2001.  Net sales (excluding ClearLab) for fiscal 2002 were $166.5 million.  The decrease in net sales was mainly due to a decline in new sales as a result of spending less on advertising as part of the Company’s effort to manage demand for Vistakon products in response to Vistakon’s refusal to sell to the Company during fiscal 2002.  During fiscal 2002, the Company spent approximately $14.2 million, or 53%, less on advertising than in fiscal 2001. ClearLab’s net sales for fiscal 2002 were $2.1 million.

The decline in new sales was partially offset by the increase in repeat sales as the Company continues to realize the benefits of a strong customer base.  Repeat sales for fiscal 2002 increased 13% to $134.5 million, or 81% of net sales (excluding ClearLab), from $119.2 million, or 71% of net sales, for fiscal 2001.  The Company also believes that its net sales reflect some of the benefits of the more than $110 million it has invested in its national advertising campaign over the last several years and its commitment to customer service.

In addition, the Company continues to refine its marketing efforts to its customer base, to enhance its website and to highlight its website in its advertising.  Internet sales for fiscal 2002 were $70.7 million, or 42% of net sales (excluding ClearLab), as compared to $67.6 million, or 40% of net sales, for fiscal 2001.

During fiscal 2002, the Company passed on a portion of the wholesale price increases on Vistakon products through increased retail prices for these products to its customers.  During May 2002, increased levels of Vistakon products allowed the Company to move the standard quantity of Vistakon contact lenses offered to customers back to historical quantities consistent with what the Company offers with other manufacturers’ products.  During February 2003, the Company once again began offering quantity discounts on all Vistakon contact lenses.  The Company initially suspended these quantity discounts in June 2001 because of the higher wholesale prices.

          Gross profit.  Gross profit as a percentage of net sales decreased to 29.9% for fiscal 2002 from 39.0% for fiscal 2001.  During fiscal 2002, gross profit was largely impacted by the increase in wholesale prices paid for Vistakon products. To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001.  During fiscal 2002, Vistakon products accounted for about 40% of the Company’s net sales. Gross profit during fiscal 2002 was also negatively impacted by product discounts the Company offered in Texas and various other states to offset the inconvenience its customers are experiencing trying to obtain prescriptions from their eye care practitioners.

During March 2003, the Company began buying directly from Vistakon.  Purchasing from Vistakon is not anticipated to immediately improve gross profit as a percentage of net sales due to the amount of Vistakon inventory currently on hand.  However, the Company expects to see some improvement in gross profit during the first part of fiscal 2003 due to steady decreases in wholesale prices paid for Vistakon products.  The Company expects gross profit as a percentage of net sales to continue favorable trends as the Company begins to purchase product directly from Vistakon.

Advertising expense.   Advertising expense for fiscal 2002 decreased $14.2 million, or 52.9%, from fiscal 2001.  As a percentage of net sales, advertising expense decreased to 7.5% for fiscal 2002 from 15.9% for fiscal 2001.  The decrease in advertising expense was part of the Company’s ongoing effort to manage demand for Vistakon products in response to Vistakon’s refusal to sell to the Company.   The Company began buying from Vistakon during March 2003.  Currently, the Company plans on spending about 40-60% more on advertising than it spent in fiscal 2002.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

The Company expenses all advertising costs when the advertising first takes place.  As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of the Company’s printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company’s assessment of prevailing market opportunities.

Legal and professional fees.  Legal and professional fees for fiscal 2002 increased $1.9 million, or 66.9%, from fiscal 2001.  As a percentage of net sales, legal and professional fees increased to 2.8% for fiscal 2002 from 1.7% for fiscal 2001.  During fiscal 2002, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry on behalf of itself and consumers.  This legal effort included investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson allowed the Company to purchase contact lenses directly from Vistakon.  The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach although it expects these amounts to decrease in fiscal 2003 due to the resolution of some issues, including the agreement to become an authorized retailer of Vistakon contact lenses.

                Purchased in-process research and development.  The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition of IGEL. The valuation of the in-process research and development was determined using the income approach method, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. The amount allocated represents the estimated purchased in-process technology for projects that have not yet reached commercial viability. Based on preliminary assessments, the value of these projects was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from the sale of those products (reduced by the portion of revenue attributable to core technology); and discounting the net cash flows back to their present value.  The cash flows have been discounted at a rate of return of 38%, which has been adjusted for an additional risk premium.  This additional risk premium reflects the uncertainty and risk inherent in in-process technology, the remaining technological/regulatory issues to be resolved and the amount of time remaining to complete the technologies.  Several of the technologies must undergo clinical studies and must obtain FDA approval.  Management believes that the acquired in-process research and development will be successfully developed; however, these technologies may not achieve commercial viability.  Management expects completion of these projects over the next two to three years.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for fiscal 2002 increased $4.2 million, or 21.3%, from fiscal 2001.  As a percentage of net sales, other selling, general and administrative expenses increased to 14.3% for fiscal 2002 from 11.7% for fiscal 2001.  ClearLab accounted for about $0.8 million of the increase for the fiscal 2002.  In addition to costs incurred by ClearLab, the Company spent approximately $0.5 million related to new product development.  The Company’s operating and payroll costs also increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

          Other income (expense), net.  Other income (expense) increased to approximately ($1.2) million for fiscal 2002 from approximately ($0.3) million in 2001.  For fiscal 2002, other expense consisted mainly of interest expense, resulting from the increased use of the revolving credit facility and debt related to the acquisition of IGEL.

          Income taxes.  The Company’s effective income tax rate (excluding ClearLab) for fiscal 2002 was 42.0% compared to 38.8% for fiscal 2001.  In fiscal 2002, nondeductible expenses relating to its lobbying efforts were higher in proportion to income than in fiscal 2001.  ClearLab is taxed separately in its tax jurisdiction of Singapore.  The Company did not record a tax benefit for fiscal 2002 for the loss from ClearLab’s operations, including the charge for purchased in-process research and development, due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of December 28, 2002, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.  The Company’s future effective tax rate will depend upon future taxable income.  The Company anticipates that its fiscal 2003 effective income tax rate will be approximately 40% for its U.S. operations and that no tax benefit will be recorded for ClearLab’s operations.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net sales.  Net sales for fiscal 2001 increased 17% to $169 million from $145 million for fiscal 2000.  The Company added more than 560,000 new customers during fiscal 2001.  In addition, the Company continues to realize the benefits of repeat sales from a growing customer base.  Repeat sales for fiscal 2001 increased 32% to $119.2 million, or 71% of net sales, from $90.1 million, or 62% of net sales, for fiscal 2000.  The Company also believes that this increase in net sales reflects some of the benefits of the more than $100 million it has invested in its national advertising campaign over the last several years and its commitment to customer service.  In addition, the Company continued to refine its marketing efforts to its customer base and enhance its website.  The Company also continued the exposure of its website in its advertising.  Internet sales for fiscal 2001 were $67.6 million, or 40% of net sales, as compared to $53.8 million, or 37% of net sales, for fiscal 2000.  Due to the environment (higher prices for and reduced supply of Vistakon products), the Company suspended its quantity discounts on all Vistakon contact lenses in June 2001.  In September 2001, the Company implemented other programs to manage its level of Vistakon inventory, including reducing the standard quantity of Vistakon contact lenses offered to customers.  The Company also decreased advertising below originally planned levels for the third and fourth quarters of fiscal 2001.

          Gross profit.  Gross profit as a percentage of net sales decreased to 39.0% for fiscal 2001 from 40.4% for fiscal 2000.  Internet sales as a percentage of net sales impacts gross profit as a percentage of net sales since Internet orders generate lower gross profit due to free shipping on those orders.  During the second half of fiscal 2001, gross profit was impacted by the increase in wholesale prices paid for Vistakon products.  The most significant impact was felt in the fourth quarter of fiscal 2001 as gross profit for the quarter decreased to 35.1 % from 40.1 % for the fourth quarter of fiscal 2000.  To offset some of the increase in wholesale prices paid for Vistakon products, the Company raised its retail prices on Vistakon products during December 2001.  During fiscal 2001, Vistakon products accounted for about 40% of the Company’s net sales.

Advertising expense.  Advertising expense for fiscal 2001 increased $1.2 million, or 5%, from fiscal 2000. As a percentage of net sales, advertising expense decreased to 15.9% for fiscal 2001 from 17.7% for fiscal 2000.  Due to the environment (higher prices for and reduced supply of Vistakon products), the Company decreased advertising spending below originally planned levels for the third quarter and fourth quarters of fiscal 2001.

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

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for fiscal 2001 increased $4.6 million, or 30%, from fiscal 2000.  As a percentage of net sales, other selling, general and administrative expenses increased to 11.7% for fiscal 2001 from 10.5% for fiscal 2000.  The fixed portion of operating and payroll costs increased as the Company continued to expand its operating infrastructure and enhance its management team to meet the demands of current and future growth.

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

          Income taxes.  The Company’s effective tax rate for fiscal 2001 and fiscal 2000 was approximately 38.8% and 38.7%, respectively.

Liquidity and Capital Resources

          Operating activities.  For fiscal 2002, 2001 and 2000, net cash provided by (used in) operating activities was approximately $9.5 million, ($6.8 million) and $11.0 million, respectively.  In fiscal 2002, cash was provided primarily by income from the U.S. operations and a decrease in inventories partially offset by decreases in accounts payable and accruals and increases in prepaid income taxes and ClearLab accounts receivable.  In fiscal 2001, cash was primarily used to fund a significant increase in inventories partially offset by net income and an increase in accounts payable.  For fiscal 2000, cash was provided primarily by net income and increases in accounts payable, accrued liabilities and income taxes payable partially offset by an increase in inventories.  In order to ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than it would if it were able to purchase directly from all contact lens manufacturers.

Investing activities.  The Company used approximately $9.5 million, $2.2 million, $1.8 million for investing activities in fiscal 2002, 2001, and 2000, respectively.  The Company paid $6.6 million in cash (which includes $1.2 million in transaction costs) in connection with the IGEL acquisition.  The remaining consideration consisted of $8.9 million in assumed building and business loans to be paid over the next seven years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of  $2.1 million to be paid over the next five years, 700,000 shares of restricted Common Stock of the Company, and 270,000 common stock options of the Company.

Capital expenditures for infrastructure improvements for fiscal 2002, 2001 and 2000 were approximately $2.1 million, $1.5 million and $1.4 million, respectively.  A portion of these expenditures during each of these fiscal years relates to the expansion of the Company’s leased distribution center and leased space used for it management and call center operations.  Of the fiscal 2002 amount, approximately $0.2 million related to the Singapore operations.  The Company anticipates additional capital expenditures in fiscal 2003 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and Singapore operations.

 During fiscal 2002, 2001 and 2000, the Company also acquired intangible assets for approximately $0.5 million, $0.7 million, $0.2 million, respectively.  In October 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 to be paid as follows:  $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 on January 2, 2004.  The assets acquired principally include a customer database, Internet address, various telephone numbers and a noncompetition agreement.

In March 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company’s Board of Directors holds a significant ownership interest and serves as an officer and director.

Financing activities.  During fiscal 2002, 2001 and 2000, net cash provided by (used in) financing activities was approximately $0.3 million, $9.0 million and ($13.5) million, respectively.  During fiscal 2002, the Company had net repayments on its credit facility of approximately $6.8 million and repurchased 200,000 shares of its Common Stock for a total cost of approximately $2.2 million.  Also, during fiscal 2002, the Company obtained a $10 million term loan from its U.S. Bank to provide partial financing for its acquisition of IGEL.  Principal payments made during fiscal 2002 on this term loan amounted to approximately $0.5 million.  The Company also made payments on the capital lease and debt obligations assumed in the acquisition.  During fiscal 2001, the Company had net borrowings on its credit facility of approximately $9.3 million and repurchased 22,500 shares of its Common Stock for a total cost of approximately $0.4 million.  During fiscal 2000, the Company had net borrowings on its credit facility of approximately $3.3 million and repurchased a total of 1,084,000 shares of its Common Stock for a total cost of approximately $16.8 million.  In fiscal 2000, the Company also made its final payment of $0.3 million relating to the 1999 purchase of Contact Lenses Online, Inc.’s assets.  In all three fiscal years, these amounts were offset slightly by proceeds from the exercise of common stock options.

          The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23.3% of the total shares issued as of December 28, 2002.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  The repurchased shares are retained as treasury stock to be used for corporate purposes.  From inception of its authorized repurchase programs through December 28, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

          Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of December 28, 2002 was 73.75%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets, including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through April 30, 2004. These waivers also established certain new financial covenants.  The Company believes that it will be in compliance with these new covenants during fiscal 2003.

          The U.S. bank term loan bears interest at a floating rate equal to the bank’s prime interest rate plus 0.50 percent (4.75 percent at December 28, 2002) or 3.0 percent above the bank’s LIBOR for the applicable period.  As of December 28, 2002, the interest rate was fixed at the 180-day LIBOR rate plus 3.0% (4.87 percent at December 28, 2002) until February 3, 2003 at which time the rate was fixed at 4.34% through April 3, 2003.  Interest is payable monthly.  Principal payments are due quarterly until maturity on June 30, 2007.  As of December 28, 2002, the Company’s outstanding balance on the term loan was approximately $9.6 million.

          Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the bank’s prime interest rate plus 0.25 percent (4.50 percent at December 28, 2002) or 2.75 percent above the bank’s LIBOR for the applicable period.  As of December 28, 2002, the interest rate on the outstanding borrowings was based on the bank’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of December 28, 2002, the Company’s outstanding borrowings on the revolving credit facility, including bank overdrafts, were approximately $5.8 million and the remaining availability was approximately $11.8 million.  The credit facility expires on April 30, 2003.  The Company is in process of renewing the credit facility.  The Company expects that the credit facility will be renewed upon its expiration; however, there can be no assurance that the facility will be renewed with similar terms.

                At December 28, 2002, the Company had an unsecured, non-interest bearing note to ClearLab’s president and chief technology officer with a principal balance of SGD$3,750,000 (USD$2,162,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At December 28, 2002, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,670,000 (USD$4,999,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of December 28, 2002, the Company was not in compliance with the net worth and shareholders’ funds covenants.  However, the Company obtained waivers through April 30, 2004.  1-800 CONTACTS, INC. has guaranteed this term loan.

At December 28, 2002, the Company also had a note payable to the parent of IGEL with a principal balance of SGD$6,892,000 (USD$3,973,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

The Company also assumed capital lease obligations of SGD$1,255,000 (USD$718,000) related to equipment as part of the purchase consideration for IGEL.  As of December 28, 2002, the present value of the minimum lease payments under capital leases was SGD$1,079,000 (USD$622,000) with the majority of payments scheduled through fiscal 2004.

The Company funded the cash consideration in the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st through borrowings of approximately $6.5 million under its revolving credit facility.  The Company also assumed certain identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003 totaling approximately $4.3 million.

On March 13, 2003, the Company signed a letter of intent to pay a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  The amount is payable as follows: $700,000 on March 14, 2003 and the remaining $800,000 three months after the execution date of the letter of intent.  In addition, the Company was granted a six-month option to acquire such entity or acquire a worldwide license for $100,000.  In the event that the Company does not exercise the option to acquire the entity, the Company agreed to pay an additional $800,000. The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for any legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent. The Company expects to fund any future amounts payable under this arrangement through borrowings under its revolving credit facility.

                The Company believes that its cash on hand, together with cash generated from operations and the borrowings available through the credit facility, will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

                As a result of state regulatory requirements, the Company’s liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products in a particular state(s) or experiences losses of a substantial portion of the

Company’s customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

Contractual Obligations and Commitments

          The following table summarizes our contractual obligations and commitments as of December 28, 2002, except as noted (in thousands):

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Revolving credit facility	$5,770	$5,770	$—	$—	$—
Term loan	9,550	2,300	4,000	3,250	—
Term loan (ClearLab)	4,999	35	1,730	3,234	—
Note payable (ClearLab)(1)	3,973	—	—	—	3,973
Related party note payable(1)	2,162	613	864	685	—
Capital leases	729	435	236	28	30
Operating leases	9,206	1,355	2,824	607	4,420
Employment agreement (ClearLab)(2)	590	129	386	75	—
Advertising purchase commitments	8,205	8,205	—	—	—
Inventory purchase commitments	1,425	1,425	—	—	—
Other	286	286	—	—	—
Total	$46,895	$20,553	$10,040	$7,879	$8,423

(1)  Certain of these debt instruments carry an interest rate that management believes is below market value and the Company has recorded discounts against these debt instruments.  The amounts shown do not reflect discounts in the amount of approximately $523,000, as of December 28, 2002.

(2)  In conjunction with the acquisition of IGEL, the Company entered into an employment agreement whereby the Company is required to pay SGD$1,125,000 (USD$649,000) over the five-year term of the agreement.  If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.

As of December 28, 2002, the Company did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

The Company has agreed to indemnify one of its vendors up to a total of $10 million (with $5 million coverage per occurrence) with respect to consumer claims brought against the vendor for harm or injury attributable to the Company's method for verifying prescriptions for this vendor's products.  The Company believes its current insurance policy from a third party will cover claims under this indemnification.

In the event the Company, in its sole discretion, decides to exploit certain technologies of ClearLab, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the president and chief technology officer.  If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$577,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested common stock options of the 270,000 stock options issued under this agreement.  As of December 28, 2002, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future).  Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period.  The Company is currently reviewing SFAS No. 146, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation.  Therefore, SFAS No. 148 will not have any effect on the Company’s results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee.  Guarantees are required to be disclosed in the notes to the financial statements for periods ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The Company is currently assessing this pronouncement to determine its impact on the Company.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); excess and obsolete inventories; realizability of long-lived assets (including intangible assets); realizability of deferred income tax assets; accounting for the acquisition of IGEL; stock-based compensation; and legal and regulatory contingencies.  A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

Sales are generally recognized at the time of shipment to the customer.  Net sales consist of product sales less provisions for sales returns and allowances, which provisions are made at the time of sale.  The Company accrues an estimated amount for sales returns and allowances based on historical information, adjusted for current economic trends.  To the extent actual returns and allowances vary from historical experience, revisions to the allowances may be required.

          In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to market conditions and product life cycle changes.

          The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  An impairment analysis requires the use of expected future undiscounted cash flows over the remaining useful life of the asset.  As of December 28, 2002, the Company determined that no impairment existed.  A significant portion of the total long-lived assets were generated from the Company’s recent acquisition of IGEL, which operations have yet to generate positive cash flows.  If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial condition.

          Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized.  As of the December 28, 2002, the Company has net deferred income tax assets of $1.1 million which are net of a valuation allowance of $0.2 million related to the Company’s Singapore deferred income tax assets.  Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect the Company’s results of operations in the period such determination is made.  The Company records income tax provision or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

          In connection with the acquisition of IGEL, the Company recorded a $5.5 million long-term liability related to contingent consideration for the excess of the fair value of the acquired net assets over the purchase consideration (excluding contingent consideration).  The contingent consideration consists of 700,000 shares of restricted common stock and 270,000 options to purchase common stock with various exercise prices.  The shares are released from escrow if and when successful test market results of certain newly developed contact lens products occur, subject to certain vesting dates.  The stock options vest over various dates in the future and unvested amounts will be cancelled if the Company determines not to pursue the development of certain technologies.  The ultimate value of the contingent purchase consideration will not be determined until the performance or vesting conditions occur.  When the amounts become known, the amount of the liability will be adjusted accordingly and could result in recording additional goodwill or reducing the values assigned to definite-lived intangible assets determined in purchase accounting.

          An officer of ClearLab agreed to transfer 28,000 shares of his restricted common stock to key employees of ClearLab.  The shares are part of the 700,000 shares of restricted common stock issued as a portion of the consideration for the acquisition of IGEL.  These shares will continue to be are subject to the same performance guarantee and vesting provisions as the 700,000 shares.  Accordingly, these shares do not have a measurement date and will not result in the Company recording compensation expense until the performance criteria are met.  The performance criteria are outside of the control of both the Company and the related employees.  Compensation expense will be measured as the fair value of the 28,000 shares and recorded when a measurement date occurs.  As of December 28, 2002, the estimated fair value of the shares was approximately $760,000.  The remaining stock-based awards to employees are fixed-measurement date awards of stock options and did not result in the Company recording any compensation expense.

          The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  The Company is involved in several legal and regulatory matters.  The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on the financial position, liquidity or results of operations.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise.  The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company.  Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s other reports filed with the Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “future,” “intends,” “would,” “may” and similar expressions are intended to identify forward-looking statements.  The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Factors That May Affect Future Results

•                                          The Company’s sales growth will not continue at historical rates and it may encounter unforeseen difficulties in managing its future growth;

•                                          A significant portion of the Company’s sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses;

•                                          Because the Company doesn’t manufacture most of the contact lenses that it sells, the Company cannot ensure that all of the contact lenses it sells meet all federal regulatory requirements;

•                                          It is possible that the FDA could consider certain of the contact lenses the Company sells to be misbranded;

•                                          The Company currently purchases a portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

•                                          The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 35%, 46% and 35% of the Company’s inventory purchases in fiscal 2000, 2001 and 2002, respectively;

•                                          The Company may continue to incur significant legal and professional fees related to its legal matters and its increased efforts to proactively influence the industry on behalf of itself and consumers;

•                                          The Company’s quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter;

•                                          The Company is dependent on its telephone, Internet and management information systems for the sale and distribution of contact lenses;

•                                          The retail sale of contact lenses is highly competitive; certain of the Company’s competitors are large, national optical chains that have greater resources than the Company;

•                                          The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity;

•                                          The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses;

•                                          Increases in the cost of shipping, postage or credit card processing could harm the Company’s business;

•                                          The Company’s business could be harmed if it is required to collect state sales tax on the sale of products;

•                                          The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it manufacturers or sells results in personal injury;

•                                          The Company conducts its retail operations through a single distribution facility;

•                                          The Company’s success is dependent, in part, on continued use of the Internet;

•                                          Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company’s business operations;

•                                          Changing technology could adversely affect the operation of the Company’s website;

•                                          The Company may not be able to develop and manufacture a viable, high quality contact lens for sale to consumers that meets all federal regulatory requirements;

•                                          The Company may not be able to fully integrate the operations of ClearLab and Lens Express and Lens 1st into its business;

•                                          Consumer acceptance of the Company’s manufactured products may not meet the Company’s expectations;

•                                          The Company’s intellectual property rights may be challenged;

•                                          The Company may encounter legal, regulatory and government agency oversight risks with foreign operations;

•                                          The Company may not be able to establish a sufficient network of eye care practitioners to prescribe the products manufactured by the Company;

•                                          The Company may not be able to adequately manage its foreign currency risk;

•                                          The Company may not realize all of the anticipated benefits from its new relationship with Vistakon; and

•                                          The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

Seasonality

          The Company does not believe that seasonality has had a material effect on its operations.

Inflation

          The Company does not believe that inflation has had a material effect on its operations.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

                Interest Rate Risk.  As of December 28, 2002, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, and U.S. bank term loan were approximately $15.3 million as of December 28, 2002. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate.  As of December 28, 2002, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.6 million.  If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its recently acquired Singapore operations and the intercompany balances between its U.S. and Singapore operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $11.8 million that are denominated in Singapore dollars and mature over the next seven years.  For the fiscal year ended December 28, 2002, the Company recorded a foreign currency transaction gain of approximately $9,000.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 5% (weakening of the U.S. dollar) since January 1, 2002 through March 17, 2003.  From the date of acquisition, July 24, 2002, through March 17, 2003 the exchange rate has fluctuated approximately 0.5 percent (strengthening of the U.S. dollar).  If the Singapore dollar weakens against the U.S. dollar by an additional 10%, the Company would record an additional $632,000 foreign currency loss on the intercompany balances that exist as of December 28, 2002.  The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 8.                    Financial Statements and Supplementary Data.

The audited financial statements required by Item 8 are set forth on pages F-1 through F-31 of this Form 10-K.

Selected Quarterly Results of Operations

                The following unaudited selected quarterly results of operations data for the last eight quarters have been derived from the Company’s unaudited consolidated financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented.  This information should be read in conjunction with the financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this Form 10-K.  The operating results for the quarters presented are not necessarily indicative of the operating results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 29, 2001:
Net sales	$42,817	$44,197	$44,375	$37,647
Gross profit	17,283	17,955	17,507	13,198
Net income	2,330	3,323	2,058	2,153
Basic net income per common share	0.20	0.29	0.18	0.19
Diluted net income per common share	0.20	0.28	0.18	0.18
Year ended December 28, 2002:
Net sales	$41,581	$42,233	$44,316	$40,450
Gross profit	12,687	12,430	13,657	11,625
Net income (loss)	1,940	1,003	(6,367)	(580)
Basic net income (loss) per common share	0.17	0.09	(0.56)	(0.05)
Diluted net income (loss) per common share	0.17	0.09	(0.56)	(0.05)

                Earnings per share are computed independently for each of the quarters listed.  Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9.                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          On May 15, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company’s independent auditors, and authorized the engagement of KPMG LLP to serve as the Company’s independent auditors for the fiscal year ended December 28, 2002. The Company filed a Current Report on Form 8-K on May 16, 2002 to disclose the information required by this Item 9.

PART III

Item 10.                    Directors and Executive Officers of the Registrant.

Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading “Proposal No. 1 — Election of Directors,” which information is incorporated herein by reference.  Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information with respect to executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation and Other Matters,” which information is incorporated herein by reference (except for the Report of the Compensation Committee on Executive Compensation, the Performance Graph and Report of the Audit Committee of the Board of Directors).

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.  Information with respect to equity compensation plans is set forth in the Proxy Statement under the heading “Equity Compensation Plans” which information is incorporated herein by reference.

Item 13.                    Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.                    Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of filing date of the annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

          (b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART IV

Item 15.                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as a part of this report:

1.                                       Financial Statements.  The following financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-31:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002

Consolidated Statements of Operations for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002

 Notes to Consolidated Financial Statements

2.                                       Financial Statement Schedules.  All financial statement schedules have been omitted because they are inapplicable or the required information is included elsewhere herein.

3.                    Exhibits.  The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit           listed below upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

Exhibit No.

Exhibit

2.1	Asset Purchase Agreement, dated May 4, 2002. (9)
3.1(i)	Restated Certificate of Incorporation of the Company. (1)
3.1(ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share. (2)
10.1	Employment Agreement between the Company and Jonathan C. Coon. (7) *
10.2	Employment Agreement between the Company and John F. Nichols. (7) *
10.3	Employment Agreement between the Company and Scott S. Tanner. (7) *
10.4	Employment Agreement between the Company and Robert G. Hunter. (7) *
10.5	1-800 CONTACTS, INC. Amended and Restated 1998 Incentive Stock Option Plan. (8) *
10.6	Employment Agreement between the Company and Kevin K. McCallum. (5) *
10.7	Lease between the Company and Draper Land Limited Partnership No. 2, dated November 3, 1997, with respect to the Company’s call center. (2)
10.8	Revolving Credit Agreement between the Company and Zions First National Bank, dated June 26, 2001. (6)
10.9	Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002. (9)
10.10	Indemnification Agreement between the Company and its officers and directors. (2)
10.11	Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and the Existing Stockholders. (2)
10.12	First Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated October 9, 2000, with respect to the Company’s distribution center. (5)
10.13	Stock Option Agreement. (2) *
10.14	First Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated May 25, 1998, with respect to the Company’s call center. (3)
10.15	Second Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated August 6, 1998, with respect to the Company’s call center. (3)
10.16	Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company’s distribution center. (3)
10.17	Third Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.18	Fourth Amendment to Lease between the Company and Draper Land Limited

Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.19	Fifth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.20	Sixth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.21	Second Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated March 1, 2002, with respect to the Company’s distribution center. (4)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
99.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998 (Commission File No. 0-23633).

(2)                                  Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-41055).

(3)                                  Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999 (Commission File No. 0-23633).

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (Commission File No. 0-23633).

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 (Commission File No. 0-23633).

(6)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 0-23633).

(7)                                  Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 0-23633).

(8)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 0-23633).

(9)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed August 8, 2002 (Commission File No. 0-23633).

*                                         Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)           Reports on Form 8-K.

Current Report on Form 8-K/A filed October 8, 2002, filing of Financial Information for Acquisition of Assets.

Current Report on Form 8-K filed December 9, 2002.  Other Event — press release relating to the execution of an agreement with Vistakon to become an authorized retailer of Vistakon contact lenses.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

1-800 CONTACTS, INC.

By:	/s/ Jonathan C. Coon
Name:	Jonathan C. Coon
Title:	President and Chief Executive Officer

By:	/s/ Robert G. Hunter
Name:	Robert G. Hunter
Title:	Vice President, Finance and Interim
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2003.

Signature	Capacity

/s/ Jonathan C. Coon	President, Chief Executive Officer and Director
Jonathan C. Coon	(principal executive officer)

/s/ Robert G. Hunter	Vice President, Finance and Interim Chief Financial
Robert G. Hunter	Officer (principal financial officer and principal accounting officer)

/s/ John F. Nichols	Director
John F. Nichols

/s/ Stephen A. Yacktman	Director
Stephen A. Yacktman

/s/ E. Dean Butler	Director
E. Dean Butler

/s/ Jason S. Subotky	Director
Jason S. Subotky

/s/ Bradley T. Knight	Director
Brad Knight

/s/ David B. Katzman	Director
David B. Katzman

/s/ Thomas Hale Boggs, Jr.	Director
Thomas Hale Boggs, Jr.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jonathan C. Coon, certify that:

1.     I have reviewed this annual report on Form 10-K of 1-800 CONTACTS, INC.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Jonathan C. Coon
President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert G. Hunter, certify that:

1.     I have reviewed this annual report on Form 10-K of 1-800 CONTACTS, INC.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Robert G. Hunter
Vice President, Finance and
Interim Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report (KPMG LLP)
Report of Independent Public Accountants (ARTHUR ANDERSEN LLP)
Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002
Consolidated Statements of Operations for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
Notes to Consolidated Financial Statements

Independent Auditors’ Report

Board of Directors and Stockholders of
1-800 CONTACTS, INC.:

We have audited the accompanying consolidated balance sheet of 1-800 CONTACTS, INC. and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The accompanying consolidated balance sheet as of December 29, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the two-year period ended December 29, 2001, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated January 30, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800 CONTACTS, INC. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Salt Lake City, Utah
February 11, 2003, except with respect to Note 13 for which the date is March 13, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statements as of December 29, 2001 and December 30, 2000 and for each of the three fiscal years in the period ended December 29, 2001.  This audit report has not been reissued by Arthur Andersen LLP since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 1-800 CONTACTS, INC.:

We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, Inc. and subsidiaries as of December 30, 2000 and December 29, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 30, 2002

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	December 29, 2001	December 28, 2002

CURRENT ASSETS:
Cash	$36	$259
Accounts receivable	—	655
Inventories, net	43,000	37,785
Prepaid income taxes	—	769
Deferred income taxes	985	756
Other current assets	1,019	1,095
Total current assets	45,040	41,319

PROPERTY, PLANT AND EQUIPMENT, at cost:
Office, computer and other equipment	4,929	5,954
Manufacturing equipment	—	2,061
Manufacturing facility	—	6,918
Leasehold improvements	1,306	1,702
	6,235	16,635
Less - accumulated depreciation and amortization	(2,926)	(3,773)
Net property, plant and equipment	3,309	12,862

DEFERRED INCOME TAXES	439	365

DEFINITE-LIVED INTANGIBLE ASSETS, net	1,544	7,089

OTHER ASSETS	73	369

Total assets	$50,405	$62,004

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except per share amount)

	December 29, 2001	December 28, 2002

CURRENT LIABILITIES:
Line of credit	$12,526	$5,770
Current portion of long-term debt	—	2,853
Current portion of capital lease obligations	—	372
Acquisition payable	—	400
Income taxes payable	141	—
Accounts payable	10,251	8,597
Accrued liabilities	3,313	2,927
Unearned revenue	421	403
Total current liabilities	26,652	21,322

LONG-TERM LIABILITIES:
Long-term debt, less current portion	—	17,365
Capital lease obligations, less current portion	—	250
Liability related to contingent consideration	—	5,470
Total long-term liabilities	—	23,085

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4, 5 and 13)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 20,000 shares authorized, 12,861 shares issued	129	129
Additional paid-in capital	23,998	24,013
Retained earnings	18,276	14,272
Treasury stock at cost, 1,285 and 1,473 shares, respectively	(18,649)	(20,739)
Accumulated other comprehensive loss	(1)	(78)
Total stockholders' equity	23,753	17,597

Total liabilities and stockholders' equity	$50,405	$62,004

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
NET SALES	$144,971	$169,036	$168,580
COST OF GOODS SOLD	86,367	103,093	118,181
Gross profit	58,604	65,943	50,399
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	25,603	26,850	12,642
Legal and professional fees	870	2,838	4,738
Purchased in-process research and development	—	—	7,789
Other selling, general and administrative expenses	15,251	19,874	24,117
Total selling, general and administrative expenses	41,724	49,562	49,286
INCOME FROM OPERATIONS	16,880	16,381	1,113
OTHER INCOME (EXPENSE):
Interest expense	(69)	(96)	(1,128)
Interest income	239	53	—
Loss on impairment of non-marketable securities	—	(220)	—
Other, net	28	11	(58)
Total other, net	198	(252)	(1,186)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	17,078	16,129	(73)
PROVISION FOR INCOME TAXES	(6,604)	(6,265)	(3,931)
NET INCOME (LOSS)	$10,474	$9,864	$(4,004)

PER SHARE INFORMATION:
Basic net income (loss) per common share	$0.88	$0.85	$(0.35)
Diluted net income (loss) per common share	$0.86	$0.84	$(0.35)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

				Retained Earnings (Accumulated Deficit)			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital					Total Stockholders' Equity
	Common Stock				Treasury Stock				Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount
BALANCE, January 1, 2000	12,861	$129	$22,993	$(2,062)	(342)	$(2,359)	$—	$18,701
Purchase of treasury shares	—	—	—	—	(1,084)	(16,842)	—	(16,842)
Exercise of common stock options	—	—	(387)	—	136	825	—	438
Income tax benefit from common stock options exercised	—	—	1,196	—	—	—	—	1,196
Net income	—	—	—	10,474	—	—	—	10,474	$10,474
Foreign currency translation adjustments	—	—	—	—	—	—	(3)	(3)	(3)
Comprehensive income									$10,471
BALANCE, December 30, 2000	12,861	129	23,802	8,412	(1,290)	(18,376)	(3)	13,964
Purchase of treasury shares	—	—	—	—	(22)	(438)	—	(438)
Exercise of common stock options	—	—	19	—	27	165	—	184
Income tax benefit from common stock options exercised	—	—	177	—	—	—	—	177
Net income	—	—	—	9,864	—	—	—	9,864	$9,864
Foreign currency translation adjustments	—	—	—	—	—	—	2	2	2
Comprehensive income									$9,866

BALANCE, December 29, 2001	12,861	129	23,998	18,276	(1,285)	(18,649)	(1)	23,753
Purchase of treasury shares	—	—	—	—	(200)	(2,213)	—	(2,213)

Exercise of common stock options	—	—	(38)	—	12	123	—	85
Stock options granted to consultant	—	—	14	—	—	—	—	14
Income tax benefit from common stock options exercised	—	—	39	—	—	—	—	39
Net loss	—	—	—	(4,004)	—	—	—	(4,004)	$(4,004)
Foreign currency translation adjustments	—	—	—	—	—	—	(77)	(77)	(77)
Comprehensive loss									$(4,081)
BALANCE, December 28, 2002	12,861	$129	$24,013	$14,272	(1,473)	$(20,739)	$(78)	$17,597

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,474	$9,864	$(4,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	1,459	2,587
Amortization of debt issuance costs and discounts	—	—	83
Unrealized foreign currency exchange loss	—	—	(2)
Stock-based compensation	—	—	14
Purchased in-process research and development	—	—	7,789
Loss (gain) on sale of property and equipment	(3)	(6)	10
Loss on impairment of non-marketable securities	—	220	—
Deferred income taxes	(356)	(546)	303
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	—	(646)
Inventories, net	(4,422)	(22,598)	6,527
Other current assets	90	(634)	(34)
Income taxes payable / prepaid income taxes	1,956	(889)	(870)
Accounts payable	587	6,605	(1,660)
Accrued liabilities	1,349	(229)	(571)
Unearned revenue	161	(63)	(18)
Net cash provided by (used in) operating activities	10,962	(6,817)	9,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,366)	(1,517)	(2,076)
Proceeds from sale of property and equipment	3	7	16
Purchase of intangible assets	(205)	(692)	(472)
Cash paid for acquisition of IGEL	—	—	(6,589)
Notes receivable related to acquisition of IGEL	—	—	(550)
Proceeds from settlement of notes receivable	—	—	250
Purchase of non-marketable securities	(220)	—	—
Deposits and other	10	2	(107)
Net cash used in investing activities	$(1,778)	$(2,200)	$(9,528)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Fiscal Year Ended
	December 30, 2000,	December 29, 2001,	December 28, 2002,

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	$(16,842)	$(438)	$(2,213)
Proceeds from exercise of common stock options	438	184	85
Net borrowings (repayments) on line of credit	3,265	9,261	(6,756)
Principal payments on capital lease obligations	(30)	—	(190)
Debt issuance costs	—	—	(156)
Proceeds from issuance of long-term debt	—	—	10,000
Principal payments on long-term debt	—	—	(464)
Payment of acquisition payable	(300)	—	—
Net cash (used in) provided by financing activities	(13,469)	9,007	306
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(2)	4	(63)
NET INCREASE (DECREASE) IN CASH	(4,287)	(6)	223
CASH AT BEGINNING OF YEAR	4,329	42	36
CASH AT END OF YEAR	$42	$36	$259

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$47	$93	$1,042
Cash paid for income taxes	4,905	7,700	4,499

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2002, the Company received $300 of equipment as settlement of a note receivable related to an acquisition (see Note 4).

During fiscal 2002, the Company purchased certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The purchase consideration included cash of $6,589, the assumption of debt and other long-term obligations (net of discounts) of $11,192, and assumed operating liabilities of $253 (see Note 4).

During fiscal 2002, the Company acquired $400 of intangible assets in exchange for a short-term acquisition payable (see Note 4).

During fiscal 2002, the Company entered into a capital lease obligation for equipment totaling approximately $90,000.

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

1-800 CONTACTS, INC. (the “Company”) is a direct marketer of replacement contact lenses.  The Company sells contact lenses primarily through its toll-free telephone number and the Internet.  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd).  ClearLab manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.

Regulatory Compliance

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

The laws and regulations in a significant number of states, including most of the states wherein a large portion of the Company’s sales are concentrated, require that contact lenses only be sold to a consumer pursuant to a valid prescription.  In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer’s prescription with the customer’s prescriber, while other states specifically require that a written prescription be obtained before providing the lenses to the customer.  In some states, the Company operates according to agreements it has entered into with local regulatory authorities or medical boards or agencies. The Company’s current general operating practice is to obtain a copy of the customer’s prescription or to passively verify each customer’s prescription with his/her eye care practitioner.  If the customer does not have a copy of his/her prescription, the Company asks the customer for his/her exact prescription specifications and then directly contacts the customer’s eye care practitioner to passively verify the customer’s prescription.  The Company directly communicates to the eye care practitioner the prescription specifications received from the customer and informs the eye care practitioner that it will proceed to complete the sale based on such information unless the eye care practitioner advises it that such information is expired or incorrect.  If the eye care practitioner does not advise the Company that such information is expired or incorrect within a minimum period, the Company’s general practice is to complete the sale and ship the lenses based on the information communicated to the eye care practitioner.  If the Company is unable to obtain a copy of the customer’s prescription or passively verify the prescription with the customer’s eye care practitioner, the Company’s policy is not to proceed with the sale.

Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor.  Such required compliance could result in: (i) increased costs to the Company; (ii) the loss of a substantial portion of the Company’s customers for whom the Company is unable to obtain or verify their prescription; (iii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iv) misdemeanor penalties and civil fines.  The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably.  Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order dispensing of contact lenses or otherwise impair the Company’s ability to sell contact lenses and continue to operate profitably.  The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company’s compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.

To date, the Company has not been required to pay any significant fines.  See Note 5 for formal complaints filed against the Company concerning its business practices.

Sources of Supply

Until recently, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so.  However, due to recent agreements entered into by the Company, Ocular Sciences is the only remaining major manufacturer who refuses to sell directly to the Company.  Historically, the Company has purchased a substantial portion of its products from unauthorized distributors.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 35 percent, 46 percent and 35 percent of its contact lens purchases in fiscal 2000, 2001 and 2002, respectively.  The Company’s top three suppliers accounted for approximately 62 percent, 70 percent and 63 percent of the Company’s inventory purchases in fiscal 2000, 2001 and 2002, respectively.  The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices.  In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31.  Fiscal 2000, ended December 30, 2000; fiscal 2001, ended December 29, 2001; and fiscal 2002, ended December 28, 2002.  Each of these fiscal years is a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of 1-800 CONTACTS, INC. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales are generally recognized at the time of shipment to the customer. Payment for the product is generally received prior to shipment, except with respect to ClearLab which provides its customers with standard industry payment terms.  As a result, unearned revenue represents amounts received from customers for which shipment has not occurred.  Net sales consist of product sales less a provision for sales returns and allowances, which is made at the time of the sale.  The Company accrues an estimated amount for sales returns and allowances at the time of sales based on historical information.  Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other selling, general and administrative expenses.

ClearLab performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary.  As of December 28, 2002, there is no allowance for doubtful accounts.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market.  Inventories as of December 29, 2001 and December 28, 2002 consisted of the following (in thousands):

	2001	2002
Purchased contact lenses	$43,000	$36,571
Manufactured inventories:
Raw materials	—	109
Work in process	—	210
Finished goods contact lenses	—	895
Total	$43,000	$37,785

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 29, 2001 and December 28, 2002, reserves for excess and obsolete inventories were $1,019,000 and $731,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.  The useful lives are as follows:

Useful Lives
Office, computer and other equipment	3 to 7 years
Manufacturing equipment	7 years
Manufacturing facility	18 years
Leasehold improvements	2 to 7 years

The manufacturing facility represents the Company’s leasehold interest in a building in Singapore which was assumed in connection with the acquisition of ClearLab (See Note 4).  The Company subleases a portion of its Singapore building to others.  For the year ended December 28, 2002, sublease income of approximately $167,000 is reflected as a reduction of other selling, general and administrative expenses in the 2002 accompanying consolidated statement of operations.  Expected future sublease income under these agreements for the next five fiscal years is as follows:  $160,000 in 2003, $87,000 in 2004, $7,000 in 2005 and none in fiscal 2006 and 2007.

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.  Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts.  The resulting gain or loss is reflected in net income or loss.

Intangible Assets

Intangible assets mainly consist of amounts paid to secure the rights to the Company’s telephone numbers and Internet addresses, technology relating to the development and manufacturing of contact lenses; and non-compete agreements.  These costs are amortized over estimated lives of two to twelve years.  The Company does not have any indefinite-lived intangibles.

The Company has contractual rights customary to the industry to use its telephone numbers and Internet addresses.  However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any property rights to the telephone numbers.  In addition, the Company does not have and cannot acquire any property rights to the Internet addresses.  The Company does not expect to lose the right to use the telephone numbers or Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s intangible assets at December 29, 2001 and December 28, 2002 are summarized in the table below (in thousands):

	2001	2002
Telephone numbers, Internet addresses and other	$2,606	$3,178
Core and completed technologies	—	4,036
Noncompetition agreements	—	1,741
	2,606	8,955

Accumulated amortization	(1,062)	(1,866)

Intangible assets, net	$1,544	$7,089

Intangible assets amortization expense totaled approximately $338,000, $410,000 and $804,000 for fiscal years 2000, 2001 and 2002, respectively.  Estimated amortization expense for the next five fiscal years is as follows:  $1,388,000 in 2003, $1,165,000 in 2004, $980,000 in 2005, $814,000 in 2006 and $598,000 in 2007.

Subsequent to year end, the Company acquired the assets of two businesses which will result in the Company recording additional intangible assets (see Note 13).

Impairment of Long-lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its future net cash flows expected to be generated during its use and eventual disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value.  As of December 28, 2002, the Company concluded that none of its long-lived assets are impaired.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, a line of credit, capital lease obligations, long-term debt and short-term obligations.  The Company believes that the carrying amounts approximate their fair values.  The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the year for revenues, expenses, gains and losses.  Foreign currency translation adjustments are recorded as a separate component of comprehensive income (loss).  Gains or losses resulting from foreign currency transactions are included in other income (expense) and totaled a $9,000 gain for fiscal 2002.

Advertising Costs

The Company expenses all advertising costs when the advertising first takes place.

Research and Development

Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products, and regulatory and clinical activities are expensed as incurred.  Research and development expenses for fiscal 2002 were approximately $247,000 and are included in other selling, general and administrative expenses in the accompanying consolidated statement of operations.  No research and development expenses were incurred in 2000 and 2001.  In connection with the acquisition of IGEL (see Note 4), the Company recorded approximately $7.8 million of purchased in-process research and development expense.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.  Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  At December 30, 2000, December 29, 2001 and December 28, 2002, options to purchase 37,600, 158,192 and 1,176,199 shares of common stock were not included in the computation of Diluted EPS because they would be antidilutive.  For fiscal 2002, Basic and Diluted EPS do not include the impact of 700,000 shares of restricted stock held in escrow since the necessary conditions for the release of those shares have not been satisfied (see Note 4).

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Net Income (Loss)	Shares	Per-Share Amount

Year Ended December 30, 2000:
Basic EPS	$10,474	11,872	$0.88
Effect of stock options		238
Diluted EPS	$10,474	12,110	$0.86

Year Ended December 29, 2001:
Basic EPS	$9,864	11,574	$0.85
Effect of stock options		178
Diluted EPS	$9,864	11,752	$0.84

Year Ended December 28, 2002:
Basic EPS	$(4,004)	11,417	$(0.35)
Effect of stock options		—
Diluted EPS	$(4,004)	11,417	$(0.35)

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and uses the intrinsic method of accounting for its stock option grants to employees.  Accordingly, no compensation expense has been recognized for these stock option grants.  Had compensation expense for the Company’s employee stock option grants been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using a fair-value method, the Company’s net income (loss) and basic and diluted net income (loss) per common share for fiscal 2000, 2001 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year
	2000	2001	2002
Net income (loss):
As reported	$10,474	$9,864	$(4,004)
Fair-value based compensation, net of tax	(492)	(732)	(862)
Pro forma	$9,982	$9,132	$(4,866)
Basic net income (loss) per common share:
As reported	$0.88	$0.85	$(0.35)
Pro forma	$0.84	$0.79	$(0.43)
Diluted net income (loss) per common share:
As reported	$0.86	$0.84	$(0.35)
Pro forma	$0.82	$0.78	$(0.43)

Due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.

The weighted average per share fair value of option grants during fiscal 2000, 2001 and 2002 was $12.91, $19.72 and $7.57, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	2001	2002
Risk-free interest rate	6.6%	4.8%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	80%	68%	79%
Expected life	5 years	5 years	5 years

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future).  Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period.  The Company is currently reviewing SFAS No. 146, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation.  Therefore, SFAS No. 148 will not have any effect on the Company’s results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee.  Guarantees are required to be disclosed in the notes to the financial statements for periods ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The Company is currently assessing this pronouncement to determine its impact on the Company.

NOTE 3.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Obligations

The Company’s debt obligations are comprised of the following as of December 29, 2001 and December 28, 2002 (Singapore dollars (“SGD”) and U.S. dollars (“USD”) in thousands):

	2001	2002

Revolving credit facility (see description below)	$12,526	$5,770

Long-term Debt Obligations:
Term loan payable to a U.S. bank, interest payable monthly at prime plus 0.5% or LIBOR plus 3%, principal due in quarterly installments through June 30, 2007, secured by substantially all of the Company’s U.S. assets (see further description below)	$—	$9,550

Term loan payable to a Singapore bank (SGD 8,670), interest payable monthly at 6.75%, principal due in monthly installments from January 2003 through December 2007, secured by substantially all of the assets of ClearLab and guaranteed by 1-800 CONTACTS, INC.	—	4,999

Subordinated note payable to the parent of IGEL (SGD 6,892), interest payable monthly at 6%, principal due in monthly installments from January 2008 through December 2009, subordinated to the note payable to a Singapore bank, secured by a deed of second assignment of sale proceeds from the Singapore building leasehold and guaranteed by 1-800 CONTACTS, INC., (interest imputed at 7%), net of discount of $232	—	3,741

Unsecured note payable to ClearLab president and chief technology officer (SGD 3,750), non-interest bearing, due in monthly installments through July 2007, (interest imputed at 7%), net of discount of $291	—	1,871

Other	—	57
Total long-term debt obligations	—	20,218
Less current portion	—	(2,853)

Long-term debt, less current portion	$—	$17,365

The aggregate amount of principal maturities of long-term debt at December 28, 2002 are as follows (in thousands):

Fiscal Year:
2003	$2,962
2004	2,973
2005	3,650
2006	3,750
2007	3,433
Thereafter	3,973
20,741
Discounts	(523)
Total, net of discounts	$20,218

Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of December 28, 2002 was 73.75%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through April 30, 2004.  These waivers also established certain new financial covenants.  The Company believes that it will be in compliance with these new covenants during fiscal 2003.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.50 percent at December 28, 2002) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of December 28, 2002, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of December 28, 2002, the remaining availability on the credit facility was $11.8 million.  The credit facility expires April 30, 2003.  The Company is in the process of renewing the credit facility.  The Company expects that the credit facility will be renewed upon its expiration; however, there can be no assurance that the facility will be renewed with similar terms.

As of December 28, 2002, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.87% at December 28, 2002) until February 3, 2003 at which time the rate was fixed at 4.34% through April 3, 2003.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds.  As of December 28, 2002, the Company was not in compliance with the net worth and shareholders’ funds covenants.  However, the Company obtained waivers through April 30, 2004.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

Capital Lease Obligations

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore facility.  The majority of the leases were assumed in connection with the Company’s acquisition of IGEL (see Note 4).  The minimum future lease payments under capital lease obligations as of December 28, 2002 are as follows (in thousands):

Fiscal Year	Amount
2003	$435
2004	220
2005	16
2006	13
2007	15
Thereafter	30
Total minimum lease payments	729
Less amount representing interest	(107)
Present value of minimum lease payments	622
Less current portion	(372)
Capital lease obligations, excluding current portion	$250

As of December 28, 2002, the equipment held under capital lease obligations had a cost of approximately $973,000 and accumulated amortization of approximately $171,000.

NOTE 4.  ASSET ACQUISITIONS

In October 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 to be paid as follows:  $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 on January 2, 2004.  The assets acquired principally include a customer database, Internet address, various telephone numbers and a noncompetition agreement.

IGEL (ClearLab)

On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.  ClearLab is in the process of designing and developing a new brand of contact lens that will provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  The Company accounted for this transaction under the purchase method in accordance with SFAS No. 141.  The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over the next 7 years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of  $2.1 million to be paid over the next 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively.  The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year.  The Company obtained a $10 million, five-year term loan from a U.S. bank to provide partial financing for this asset purchase. The parent company also executed guarantees for the building and business loans assumed in the transaction.

The purchase consideration was denominated primarily in Singapore dollars.  As a result, applicable amounts have been translated into U.S. dollars at the exchange rate on the date of the transaction. The following sets forth the consideration paid by the Company (in thousands):

Cash	$5,358
Direct acquisition expenses	1,231
6.75% term loan payable to bank	4,965
6% note payable to parent of seller (discounted at 7%)	3,701
Non-interest bearing note payable (discounted at 7%)	1,808
Capital lease obligations assumed	718
Purchase consideration	$17,781

The following table sets forth the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

Inventories	$1,306
Other current assets	38
Property and equipment	8,845
Other long-term assets	50
In-process research and development	7,789
Definite-lived intangible assets:
Core and completed technologies	4,009
Non-competition agreement	1,432
Accrued liabilities	(253)
Estimated fair value of acquired net assets	23,216
Liability related to contingent consideration	(5,435)
Total	$17,781

The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition. The valuation of the in-process research and development was determined using the income approach method, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. The amount allocated represents the estimated purchased in-process technology for projects that have not yet reached commercial viability. Based on preliminary assessments, the value of these projects was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from the sale of those products (reduced by the portion of revenue attributable to core technology); and discounting the net cash flows back to their present value. The cash flows have been discounted at a rate of return of 38%, which has been adjusted for an additional risk premium.  This additional risk premium reflects the uncertainty and risk inherent in in-process technology, the remaining technological/regulatory issues to be resolved and the amount of time remaining to complete the technologies.  Several of the technologies must undergo clinical studies and must obtain FDA approval.  Management believes that the acquired in-process research and development will be successfully developed; however, these technologies may not achieve commercial viability.

The 700,000 shares of restricted common stock of the Company were placed in escrow and will be released from escrow upon successful test market results of certain newly developed contact lens products as specified in the escrow agreement.  If the specific requirements are met, the shares will be released upon the later of completing the specified requirements and the vesting dates.  If the conditions are not met by July 24, 2004, all shares in escrow will be returned to the Company.  As of December 28, 2002, these conditions had not been met.

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

In accordance with SFAS No. 141, at the date of acquisition the Company recorded a liability of $5,435,000 for the excess of the fair value of the acquired net assets over the purchase consideration (excluding contingent consideration). Any difference between this amount and the ultimate value determined at the date the escrow conditions are met will be reflected as an increase to goodwill or a reduction in the value assigned to the long-lived assets. Although there can be no assurance, management believes that the conditions for release of the escrow will likely be met and that the shares will be released from escrow.

The unaudited pro forma information below sets forth summary results of operations as if the acquisition had taken place at the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transaction.  The pro forma information does not include the $7.8 million non-recurring charge related to in-process research and development.  The following pro forma information for the fiscal years 2001 and 2002 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition occurred at the beginning of fiscal 2001 or of the results which may occur in the future (in thousands, except per share amounts).

	Fiscal Year
	2001	2002
Net sales	$172,262	$170,213
Net income	5,814	53
Earnings per share:
Basic	$0.50	$0.00
Diluted	$0.49	$0.00

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

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.  The Company has filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution.  On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal, and its Docketing Statement was filed on October 30, 2002.  The appeal will now be briefed by the parties.

From time to time the Company is involved in other legal matters generally incidental to its business.

It is the opinion of management, after discussion with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Operating Leases

The Company leases land, office and warehouse facilities and certain equipment under noncancelable operating leases.  Lease expense for fiscal 2000, 2001 and 2002, totaled approximately $797,000, $1,115,000 and $1,556,000, respectively.  The following table does not include future minimum lease payments that the Company assumed as part of the Lens Express and Lens 1st acquisition (see Note 13).

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year	Amount
2003	$1,355
2004	1,397
2005	1,427
2006	351
2007	256
Thereafter	4,420
$9,206

Sales Tax

The Company’s direct mail business is located, and most of its operations are conducted, from the state of Utah.  The Company does not collect sales or other similar taxes for any out-of-state sales.  However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company.  The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers.  The Company has not received an assessment from any state.  The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

Inventory Purchase Commitments

As of December 28, 2002, the Company had entered into a noncancelable commitment to purchase approximately $1.4 million of inventory through March 31, 2003.

Advertising Commitments

As of December 28, 2002, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $8.2 million for advertising during 2003.

Other Commitments

As of December 28, 2002, the Company had a remaining minimum service commitment to a telecommunications provider of approximately $286,000 through February 29, 2004.

The Company has agreed to indemnify one of its vendors up to a total of $10 million (with $5 million coverage per occurrence) with respect to consumer claims brought against the vendor for harm or injury attributable to the Company's method for verifying prescriptions for this vendor's products.  The Company believes its current insurance policy from a third party will cover claims under this indemnification.

In connection with the acquisition of IGEL (see Note 4), the Company entered into an employment agreement with the president and chief technology officer of ClearLab. Under the provisions of the agreement, the Company is required to pay SGD$1,125,000 (USD$649,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.

Also in connection with the acquisition of IGEL, certain technologies and intellectual property were assigned to the Company for use in new products.  In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the president and chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$577,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement (see Note 4).  As of December 28, 2002, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

NOTE 6.  COMMON STOCK TRANSACTIONS

On July 7, 2000, the Company’s Board of Directors approved a two-for-one common stock split, effected in the form of a stock dividend.  This stock split has been retroactively reflected in the accompanying 2000 consolidated financial statements.

During fiscal 2000, 2001 and 2002, the Company repurchased 1,084,000, 22,500 and 200,000 shares of its common stock, respectively, for a total cost of approximately $16.8 million, $0.4 million and $2.2 million, respectively.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s common stock.  A purchase of the full 3,000,000 shares would equal approximately 23.3 percent of the total shares issued as of December 28, 2002.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  The repurchased shares are retained as treasury stock to be used for corporate purposes.  From inception of its authorized repurchase programs through December 28, 2002, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

During the third quarter of fiscal 2002, the Company issued from treasury stock 700,000 shares of restricted common stock as a portion of the consideration for the acquisition of IGEL (see Note 4).  The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the date of issue.  The 700,000 shares remain classified in treasury stock on the Company’s financial statements at December 28, 2002.  The shares will be treated as outstanding when such conditions for their release from escrow have been satisfied.  The Company has agreed to register the shares with the Securities and Exchange Commission.

NOTE 7.  STOCK-BASED COMPENSATION

The Company has established a stock option plan that provides for the issuance of a maximum 1,240,000 shares of common stock to officers, other key employees, directors, and consultants.  The plan allows for the issuance of both incentive stock options and nonqualified stock options.  Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant.  As of December 28, 2002, 212,376 shares are available for future granting.

Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

During fiscal 2002, the Company recorded approximately $14,000 of expense for options granted to a consultant.

All options granted through January 1, 2000 vest equally over a three-year period and expire in ten years.  The stock options issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of IGEL (see Note 4) and other options issued to the president and chief technology officer of ClearLab vest equally at the end of the third, fourth and fifth years and expire in ten years.  All other options granted subsequent to January 1, 2000, vest equally over a four-year period and expire in five to ten years.  A summary of stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at January 1, 2000	494	$5.00
Granted	306	18.59
Exercised	(136)	3.22
Forfeited	(48)	13.66
Outstanding at December 30, 2000	616	11.45
Granted	112	32.82
Exercised	(27)	6.75
Forfeited	(39)	30.92
Outstanding at December 29, 2001	662	14.12
Granted	546	21.42
Exercised	(12)	7.10
Forfeited	(20)	15.03
Outstanding at December 28, 2002	1,176	$17.56

Exercisable at December 28, 2002	458	$10.26

The following is additional information with respect to stock options as of December 28, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$1.61 – $4.37	6	4.4	$3.93	6	$3.93
4.38 – 8.75	313	5.2	5.71	313	5.71
8.76 – 13.12	131	8.0	11.83	—	—
13.13 – 17.50	292	8.1	14.42	86	14.01
17.51 – 21.87	10	8.2	21.25	3	21.25
21.88 – 26.25	198	8.8	24.69	19	24.00
26.26 – 30.62	18	8.7	30.00	4	30.00
30.63 – 35.00	188	9.0	34.98	17	34.94
35.01 – 43.75	20	7.7	43.75	10	43.75
	1,176	7.6	$17.56	458	$10.26

During the fourth quarter of fiscal 2002, the president and chief technology officer of ClearLab, agreed to transfer 28,000 shares of restricted common stock to key employees of ClearLab.  The shares are part of the 700,000 shares of restricted common stock issued as a portion of the consideration for the acquisition of IGEL (see Note 4).  These shares are subject to the same performance guarantee and vesting provisions as the original 700,000 currently held in escrow. The Company will record compensation expense for these 28,000 shares using the fair market value of the shares on the date the performance conditions are met.  As of December 28, 2002, the performance conditions had not yet been satisfied and accordingly, no compensation expense was recorded.

NOTE 8.  RELATED PARTY TRANSACTIONS

During fiscal 2000, the Company made a $220,000 investment in the stock of an entity in which a member of the Company’s Board of Directors holds a significant ownership interest and serves as an officer and director.  This investment was accounted for under the cost method.  During fiscal 2001, the Company determined that its investment in this entity was impaired and recorded a $220,000 impairment loss.

During fiscal 2002, the Company incurred legal and consulting expense of approximately $60,000 to an entity in which its president is a sibling of an officer of the Company.

During fiscal 2002, the Company incurred legal expenses of approximately $18,000 to a legal firm in which a member of the Company’s Board of Directors is a partner. These fees represent the total amount incurred subsequent to this individual joining the Company’s Board of Directors in December 2002.  As of December 28, 2002, the Company had a liability of approximately $70,000 to this firm in the accompanying consolidated balance sheet.

During fiscal 2002, the Company acquired certain assets of IGEL (see Note 4).  Subsequent to the acquisition, the Company sold product to an entity owned by the sellers of IGEL, one of which is the president and chief technology officer of ClearLab.  Net revenue from this entity during the fiscal 2002 post-acquisition period was approximately $419,000.  In addition, this entity subleases space in the Company’s Singapore building.  Sublease income during 2002 was approximately $18,000.

In connection with the IGEL acquisition, the Company issued certain notes payable to related parties (see Notes 3 and 4).

NOTE 9.  INCOME TAXES

Income before income taxes consists of the following components for fiscal 2000, 2001 and 2002 (in thousands):

	Fiscal Year
	2000	2001	2002

U.S. operations	$17,176	$16,149	$9,350
Foreign operations	(98)	(20)	(9,423)
	$17,078	$16,129	$(73)

The components of the provision for income taxes for fiscal 2000, 2001 and 2002 are as follows (in thousands):

	Fiscal Year
	2000	2001	2002
Current provision:
Federal	$(6,053)	$(5,915)	$(3,142)
State	(907)	(896)	(486)
Foreign	—	—	—
Total current provision for income taxes	(6,960)	(6,811)	(3,628)
Deferred benefit (provision):
Federal	311	475	(264)
State	45	71	(39)
Foreign	—	—	243
Change in valuation allowance	—	—	(243)
Total deferred benefit (provision) for income taxes	356	546	(303)

Total provision for income taxes	$(6,604)	$(6,265)	$(3,931)

The Company’s income tax provision for 2002 is all related to income generated in the U.S. tax jurisdictions.  The Company has not recorded any income tax benefit related to its foreign losses, given the uncertainty of the ultimate deductibility of intangible assets and the realization of operating loss carryforwards.  The following table presents the principal reasons for the difference between the effective income tax rate on the U.S.  pre-tax income and the U.S. federal statutory income tax rate:

	Fiscal Year
	2000	2001	2002
Statutory federal income tax rate	(35.0)%	(35.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(3.3)
Non-deductible lobbying expenses	(0.2)	(0.5)	(3.8)
Other	(0.2)	—	(0.9)

	(38.7)%	(38.8)%	(42.0)%

The components of the deferred income tax assets and liabilities at December 29, 2001 and December 28, 2002 are as follows (in thousands):

	2001	2002
Deferred income tax assets:
Accrued reserves	$663	$479
Depreciation	88	—
Intangibles amortization	267	394
Inventory capitalization	244	193
Foreign operating loss carry-forward	—	171
Other	162	240
	1,424	1,477
Valuation allowance	—	(243)
	1,424	1,234
Deferred income tax liabilities:
Depreciation	—	(113)
Net deferred income tax asset:	$1,424	$1,121

Balance sheet classification:
Net deferred income tax asset – current	$985	$756
Net deferred income tax asset – noncurrent	439	365
	$1,424	$1,121

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Due to uncertainty with respect to the realization of the net deferred income tax assets in Singapore, the Company has recorded a valuation allowance against these assets.

As of December 28, 2002, the Company has a net operating loss carry-forward for Singapore income tax purposes of approximately $780,000 which does not expire.

Singapore law allows for the deductibility of certain acquired intangibles (including purchased in-process research and development) only if application is made and approval is obtained from the tax authorities.  Additionally, Singapore may grant a tax holiday in lieu of allowing deductibility under certain circumstances.  At the present time, the Company is not able to determine whether these tax benefits will be granted to the Company.  Once these determinations are made, adjustments will be made to Company’s IGEL purchase accounting to record the applicable deferred income taxes.  This could result in the Company recording a deferred tax liability of approximately $1.2 million for the tax effect of the definite-lived intangible assets with a corresponding reduction to the liability associated with the contingent consideration (see Note 4).  Additionally, until the Singapore tax authorities conclude on these matters, the $7.8 million purchased in-process research and development expense has been reflected as non-deductible.

NOTE 10.  PREFERRED STOCK

The Company has 1,000,000 shares authorized of $.01 par value preferred stock.  For fiscal 2000, 2001 and 2002, no shares were issued or outstanding.  The Company’s Board of Directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 11.  SEGMENT INFORMATION

Beginning in the third quarter of fiscal 2002, the Company has two operating segments as a result of the acquisition of IGEL (See Note 4).  These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment.  The Company’s U.S. segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses.  The Company’s Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses.  Operating segment information for fiscal 2002 is as follows (in thousands):

	U.S.	Singapore	Total
Net sales	$166,511	$2,069	$168,580
Gross profit	50,678	(279)	50,399
In-process research and development	—	7,789	7,789
Income (loss) from operations	10,053	(8,940)	1,113

The following reconciles total segment income from operations to loss before provision for income taxes (in thousands):

Income from operations	$1,113
Interest expense	(1,128)
Other expense	(58)
Loss before provision for income taxes	$(73)

Identifiable segment assets as of December 28, 2002 are as follows (in thousands):

	U.S.	Singapore	Total
Long-lived assets, net	$5,776	$14,175	$19,951
Total assets	45,427	16,577	62,004

NOTE 12.  RETIREMENT AND SAVINGS PLAN

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees.  Eligible employees may contribute, through payroll deductions, up to 15 percent of their eligible compensation, but not more than the statutory limits.  The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant’s eligible compensation.  The Company contributed approximately $67,000, $105,000 and $123,000 to the plan during fiscal 2000, 2001 and 2002, respectively.

NOTE 13.  SUBSEQUENT EVENTS

Lens Express / Lens 1st.  On January 30, 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the “Seller”), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller’s identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003.

The consideration paid by the Company consisted of approximately $6.5 million in cash, 900,000 shares of restricted common stock of the Company and the assumption of approximately $4.3 million of the aforementioned liabilities. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003, established under the terms of a lock-up agreement by and among the Company, the Seller and David Katzman and Daniel Gilbert (Katzman and Gilbert collectively, the “Shareholders”). In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock. The purchase price is subject to adjustment as set forth in the asset purchase agreement entered into by the Company, the Seller and the Shareholders.

The Company plans to continue utilizing the Lens 1st facility in Michigan for certain operations. The Company funded the cash consideration portion of the asset purchase from its revolving credit facility.

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  The amount is payable as follows: $700,000 on March 14, 2003 and the remaining $800,000 three months after the execution date of the letter of intent.  The letter of intent states that in the event that the contact lens technologies are successfully commercialized, the Company has the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.

In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company agreed to pay $100,000 to the entity on March 14, 2003.  In the event that the Company does not exercise the option to purchase the shares of the entity, the Company will pay the entity an additional $800,000 at the end of the option period.  The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for any legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.

In connection with the agreement, the Company will expense the amounts paid related to these research and development initiatives.  The Company funded the cash due at the execution of this letter of intent from its revolving credit facility.

Severance Agreement and General Release.  On February 25, 2003, the Company entered into a severance agreement and general release with a former executive officer of the Company.  The Company agreed to pay post-employment payments of approximately $191,000 consistent with the former executive officer’s employment agreement which represents the individual’s annual salary.  These payments are to be paid in equal installments over a twelve-month period ending March 2004.  The Company has also agreed to pay various other benefits over a twelve-month period ending March 2004, including medical and long-term disability insurance premiums and dental expenses and to transfer ownership of certain computer equipment.  The Company will record a severance obligation for the payments related to this agreement in the first fiscal quarter of 2003.