Form 10-Q
period 2003-03-29
1 800 CONTACTS INC
filed 2003-05-13
CIK 1050122

Use these links to rapidly review the document
1-800 CONTACTS, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number:            0-23633

1-800 CONTACTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0571643 (I.R.S. Employer Identification No.)
66 E. Wadsworth Park Drive, 3rd Floor Draper, UT (Address of principal executive offices)	84020 (Zip Code)
(801) 924-9800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

        ☐ Yes    ☒ No

        As of May 6, 2003, the Registrant had 13,069,112 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 28, 2002	March 29, 2003
ASSETS
CURRENT ASSETS:
Cash	$259	$554
Accounts receivable	655	904
Inventories, net	37,785	34,895
Prepaid income taxes	769	644
Deferred income taxes	756	773
Other current assets	1,095	1,700

Total current assets	41,319	39,470
PROPERTY AND EQUIPMENT, net	12,862	13,204
DEFERRED INCOME TAXES	365	520
GOODWILL	—	22,196
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,089	11,435
OTHER ASSETS	369	963

Total assets	$62,004	$87,788

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,770	$8,534
Current portion of long-term debt	2,853	2,829
Current portion of capital lease obligations	372	329
Accounts payable	8,597	9,127
Accrued liabilities	3,327	6,728
Unearned revenue	403	431

Total current liabilities	21,322	27,978

LONG-TERM LIABILITIES:
Long-term debt, less current portion	17,365	16,464
Capital lease obligations, less current portion	250	172
Liability related to contingent consideration	5,470	5,357

Total long-term liabilities	23,085	21,993

STOCKHOLDERS' EQUITY:
Common stock, 12,861 and 13,050 issued, respectively	129	131
Additional paid-in capital	24,013	32,754
Retained earnings	14,272	13,784
Treasury stock, at cost, 1,473 and 700 shares, respectively	(20,739)	(8,914)
Accumulated other comprehensive income (loss)	(78)	62

Total stockholders' equity	17,597	37,817

Total liabilities and stockholders' equity	$62,004	$87,788

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended
	March 30, 2002	March 29, 2003
NET SALES	$41,581	$46,662
COST OF GOODS SOLD	28,894	30,560

Gross profit	12,687	16,102

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	2,719	3,794
Legal and professional fees	1,260	1,621
Research and development expenses	—	1,803
Other selling, general and administrative expenses	5,391	8,649

Total selling, general and administrative expenses	9,370	15,867

INCOME FROM OPERATIONS	3,317	235
OTHER EXPENSE, net	(130)	(500)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,187	(265)
PROVISION FOR INCOME TAXES	(1,247)	(223)

NET INCOME (LOSS)	$1,940	$(488)

PER SHARE INFORMATION:
Basic net income (loss) per common share	$0.17	$(0.04)

Diluted net income (loss) per common share	$0.17	$(0.04)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	March 30, 2002	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,940	$(488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	422	1,407
Amortization of debt issuance costs and discounts	—	40
Unrealized foreign currency exchange loss	—	137
Loss on sale of property and equipment	—	6
Deferred income taxes	(89)	(172)
Changes in operating assets and liabilities, net of effects of acquisition:
Inventories	(1,826)	5,605
Other current assets	(264)	(760)
Accounts receivable	—	(88)
Accounts payable	711	(3,038)
Accrued liabilities	(526)	2,884
Income taxes payable / prepaid income taxes	1,236	395
Unearned revenue	9	28

Net cash provided by operating activities	1,613	5,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(481)	(732)
Proceeds from sale of property and equipment	10	33
Purchase of intangible assets	(12)	(23)
Cash paid for acquisition	—	(6,904)
Deposits and other	(15)	(379)

Net cash used in investing activities	(498)	(8,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(2,213)	—
Proceeds from exercise of common stock options	34	439
Net borrowings on line of credit	1,102	2,765
Principal payments on capital lease obligations	—	(109)
Principal payments on long-term debt	—	(745)

Net cash (used in) provided by financing activities	(1,077)	2,350

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	1	(6)

NET INCREASE IN CASH	39	295
CASH AT BEGINNING OF PERIOD	36	259

CASH AT END OF PERIOD	$75	$554

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$113	$208
Cash paid for income taxes	100	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st. The purchase consideration included cash of $6,904, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099 (see Note 6).

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

        The results of operations for the 2003 interim period are not necessarily indicative results that may be expected for the full fiscal 2003 year.

NOTE 2.    INVENTORIES

        Inventories are recorded at the lower of cost (using the first-in, first-out method) or market. Inventories as of December 28, 2002 and March 29, 2003 consisted of the following (in thousands):

	December 28, 2002	March 29, 2003
Purchased contact lenses	$36,571	$33,690
Manufactured inventories:
Raw materials	109	90
Work in process	210	359
Finished goods contact lenses	895	756

Total	$37,785	$34,895

NOTE 3.    NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarter ended March 30, 2002, options to purchase 459,157 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. For the quarter ended March 29, 2003, options to purchase 1,207,482 shares were not included in the computation of Diluted EPS because their effect would be anti-dilutive, thereby decreasing the loss per common share. For the quarter ended March 29, 2003, Basic and Diluted EPS do not include the impact of 700,000 shares of restricted stock held in escrow since the necessary conditions for the release of those shares have not been satisfied (see Note 6).

        The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 30, 2002			Quarter Ended March 29, 2003
	Net Income	Shares	Per-Share Amount	Loss Net	Shares	Per-Share Amount
Basic EPS	$1,940	11,521	$0.17	$(488)	11,985	$(0.04)
Effect of stock options		101			—

Diluted EPS	$1,940	11,622	$0.17	$(488)	11,985	$(0.04)

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the quarters ended March 30, 2002 and March 29, 2003 consists of the following components (in thousands):

	Quarter Ended
	March 30, 2002	March 29, 2003
Net income (loss)	$1,940	$(488)
Foreign currency translation gain	—	140

Comprehensive income (loss)	$1,940	$(348)

        The foreign currency translation gain results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company's Singapore subsidiary financial statements.

NOTE 5.    STOCK-BASED COMPENSATION

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and uses the intrinsic method of accounting for its stock option grants to employees and directors. Accordingly, no compensation expense has been recognized for these stock option grants. Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the "disclosure only" provisions of SFAS No. 148.

        If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	March 30, 2002	March 29, 2003
Net income (loss):
As reported	$1,940	$(488)
Fair-value based compensation, net of tax	(197)	(278)

Pro forma	$1,743	$(766)

Basic net income (loss) per common share:
As reported	$0.17	$(0.04)
Pro forma	$0.15	$(0.06)
Diluted net income (loss) per common share:
As reported	$0.17	$(0.04)
Pro forma	$0.15	$(0.06)

        The weighted average per share fair value of options granted during the quarters ended March 30, 2002 and March 29, 2003 was $7.47 and $11.98, respectively. The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	March 30, 2002	March 29, 2003
Risk-free interest rate	4.0%	2.9%
Expected dividend yield	0.0%	0.0%
Volatility	75%	78%
Expected life	5 years	5 years

NOTE 6.    RECENT ACQUISITIONS

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

Lens Express and Lens 1st

        On January 30, 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the "Seller"), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller's identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003.

        The consideration paid by the Company consisted of approximately $6.9 million in cash (including $0.4 million in transaction costs), 900,000 shares of restricted common stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003, established under the terms of a lock-up agreement. In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock. The following sets forth the consideration paid by the Company (in thousands, except per share amounts):

Cash	$6,500
Restricted shares (900 shares at $22.07 per share)	19,859
Acquisition expenses	404
Accounts payable	3,575
Accrued expenses	524

Total purchase consideration	$30,862

        For purposes of computing the purchase price, the value of the restricted common stock was determined by taking the average closing price of the Company's common stock as quoted on NASDAQ for the two days before, the day of and the two days following the announcement of the signing of a letter of intent to acquire Lens Express and Lens 1st. This average price was then reduced by a 15 percent discount due to the restriction provisions associated with the common shares issued.

        The following table sets forth the allocation of the purchase price to the tangible and intangible assets acquired (in thousands):

Accounts receivable	$178
Inventories	2,740
Other assets	76
Property and equipment	572
Customer list	5,100
Goodwill	22,196

Total	$30,862

        The unaudited pro forma information below sets forth summary results of operations as if the acquisitions of ClearLab and Lens Express and Lens 1st had taken place at the beginning of 2002, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transaction. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or of results which may occur in the future (in thousands, except per share amounts):

	Quarter Ended
	March 30, 2002	March 29, 2003
Net sales	$54,314	$50,072
Net loss	(321)	(374)
Net loss per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

NOTE 7.    COMMON STOCK TRANSACTIONS

        During the quarter ended March 29, 2003, employees exercised stock options to purchase 62,048 shares of common stock for a total of approximately $439,000. The Company recorded an increase in additional paid-in capital of approximately $270,000 for the income tax benefit related to these stock option exercises.

        During the quarter ended March 29, 2003, the Company granted nonqualified stock options to purchase 112,953 shares of common stock to employees and directors of the Company. The exercise prices of the options range from $18.30 to $27.50 per share, which were not less than the quoted fair market values at the grant date. The options vest equally over a four-year period and expire in five to seven years.

        The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of March 29, 2003. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. From inception of its authorized repurchase programs through March 29, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

        During the quarter ended March 29, 2003, the Company issued 900,000 shares of restricted common stock as a portion of the consideration for the acquisition of Lens Express and Lens 1st (see Note 6). Of the 900,000 shares, 772,655 were issued from treasury stock. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003. In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.

NOTE 8.    DEBT OBLIGATIONS

        Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million. The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory. As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%. The percentage as of March 29, 2003 was 72.50%. The outstanding borrowings are secured by substantially all of the Company's U.S. assets including a portion of the Company's common stock ownership in ClearLab. The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt. As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant. However, the Company obtained waivers through April 30, 2004. These waivers also established certain new financial covenants. The Company was in compliance with these modified covenants and all other applicable covenants as of March 29, 2003.

        Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (4.50 percent at March 29, 3003) or 2.75 percent above the lender's LIBOR for the applicable period. As of March 29, 2003, the interest rate on the outstanding borrowings was based on the lender's prime interest rate plus 0.25 percent. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of March 29, 2003, the remaining availability on the credit facility was $6.9 million. The credit facility was scheduled to expire on April 30, 2003, however, the Company obtained an extension of the maturity date to July 30, 2003. The Company is in the process of renewing the credit facility. The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

        As of March 29, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.34% at March 29, 2003) until April 3, 2003 at which time the rate was fixed at 4.29% through June 3, 2003.

        The Company's Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders' funds. As of December 28, 2002, the Company was not in compliance with the net worth and shareholders' funds covenants. However, the Company obtained waivers through April 30, 2004.

        Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

NOTE 9.    LEGAL MATTERS

        On April 7, 1999, the Kansas Board of Examiners in Optometry ("KBEO") commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that "on one or more occasions" the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO. However, the court made no findings of any violations of Kansas law. Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature. To preserve the issues for appeal, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO's lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling. The court made no new findings of fact and did not change its conclusions of law. On October 11, 2002, the Company filed its Notice of Appeal, and its Docketing Statement was filed on October 30, 2002. On February 7, 2003 the Company filed its opening appellate brief. KBEO has requested, and the appellate court has granted, two requests for additional time to file its response brief. KBEO's response is now due on May 11, 2003 and the Company's reply will be due on June 11, 2003. After the briefs have all been submitted, the court will either issue its ruling or schedule an oral argument.

        From time to time the Company is involved in other legal matters generally incidental to its business.

        It is the opinion of management, after consultation with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity, or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's financial position, liquidity, or results of operations.

NOTE 10.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. SFAS No. 146 became effective for periods after December 31, 2002 prospectively. The Company adopted this statement during the first quarter of 2003. There was no impact on the financial statements of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation and has adopted the interim disclosure provisions.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements for periods ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The adoption of this interpretation had no impact on the financial statements of the Company.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The adoption of this interpretation had no impact on the Company's financial statements.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

        Letter of Intent.    On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders. The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses. Of the total, $700,000 was paid on March 14, 2003 and the remaining $800,000 is due three months after the execution date of the letter of intent. Due to the fact that the Company is contractually committed to these payments and the contact lens developer has no substantive operations, the entire amount of these payments has been expensed as research and development. In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party. In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity. As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development. In the event that the Company does not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period. The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for any legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.

        In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $1.8 million during the first quarter of fiscal 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives. The Company funded these payments from its revolving credit facility.

Advertising Commitments

        As of March 29, 2003, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $6.0 million for advertising during the remainder of 2003.

NOTE 12.    SEGMENT INFORMATION

        As a result of the acquisition of IGEL (ClearLab) in the third quarter of fiscal 2002, the Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment. The Company's U.S. segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions. The Company's Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses. Operating segment information for the first quarter ended March 29, 2003 is as follows (in thousands):

	U.S.	Singapore	Total
Net sales	$45,131	$1,531	$46,662
Gross profit	15,748	354	16,102
Income (loss) from operations	611	(376)	235

        Identifiable segment assets as of March 29, 2003 are as follows (in thousands):

	U.S.	Singapore	Total
Long-lived assets, net	$33,078	$13,757	$46,835
Total assets	70,763	17,025	87,788

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing operations in Singapore. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Trade Relations in March 1991. The Company's net sales grew rapidly from $3.6 million in fiscal 1996 to $169.0 million in fiscal 2001. During fiscal 2002, net sales declined slightly to $168.6 million. During the first quarter of 2003, net sales increased to $46.7 million from $41.6 million in the first quarter of fiscal 2002.

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

        ClearLab currently manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers. ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels. ClearLab currently has the capacity to produce in excess of 40 million lenses annually, which is enough to service approximately one million two-week disposable contact lens wearers. ClearLab is in the process of designing and developing a new brand of contact lens that is expected to provide the Company increased control of production and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.

        Based on previous conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company expects to begin marketing lenses made by ClearLab to its customers in the second quarter of fiscal 2003.

        Vistakon Agreement.    In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson's eye care division, Vistakon, to become an authorized retailer of Vistakon contact lenses. The Company has modified its operating systems in connection with this agreement. The Company implemented new procedures for Vistakon by geographic region based on time zone. The Company began this implementation in February 2003 and completed it in April 2003. The Company began buying direct from Vistakon during March 2003.

        The Company expects that this direct relationship with Vistakon will lower the Company's product acquisition costs and allow it to offer rebates and other incentives not previously available to its customers who wear Vistakon lenses. The Company expects that it will also enable the Company to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolves long-standing disputes.

        Lens Express / Lens 1st.    On January 30, 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the "Seller"), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller's identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003.

        The consideration paid by the Company consisted of approximately $6.9 million in cash (including $0.4 million in transaction costs), 900,000 shares of restricted Common Stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted Common Stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003. In connection with the acquisition, the Company entered into a registration rights agreement granting the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted Common Stock. The Company funded the cash consideration portion of the asset purchase from its revolving credit facility.

        Letter of Intent.    On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders. The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses. Of the total, $700,000 was paid on March 14, 2003 and the remaining $800,000 is due three months after the execution date of the letter of intent. Due to the fact that the Company is contractually committed to these payments and the contact lens developer has no substantive operations, the entire amount of these payments has been expensed as research and development. In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party. In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity. As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development. In the event that the Company does not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period. The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for any legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.

        In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $1.8 million during the first quarter of fiscal 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives. The Company funded these payments from its revolving credit facility.

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

        The Company has modified its operating systems to give eye care practitioners a minimum of eight business hours to respond to its prescription verification requests for Vistakon products. Eye care practitioners have the option of receiving these requests by fax. If the eye care practitioner notifies the Company within this time period that the customer's prescription is expired or otherwise invalid, the Company will not ship the order. Absent such notification from the eye care practitioner, the Company will proceed with the sale based on the prescription that was communicated to the eye care practitioner. This system applies to Vistakon orders nationwide with the exception of a few states where the Company has pre-existing agreements to employ more stringent procedures.

Results of Operations

        The Company's fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2003 is a 53-week year and will end on January 3, 2004. The fourth quarter of fiscal 2003 will consist of 14 weeks.

        The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 30, 2002	March 29, 2003
NET SALES	100.0%	100.0%
COST OF GOODS SOLD	69.5	65.5

Gross profit	30.5	34.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	6.5	8.1
Legal and professional fees	3.0	3.5
Research and development expenses	—	3.9
Other selling, general and administrative expenses	13.0	18.5

Total selling, general and administrative expenses	22.5	34.0

INCOME FROM OPERATIONS	8.0	0.5
OTHER EXPENSE, net	(0.3)	(1.1)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	7.7	(0.6)
PROVISION FOR INCOME TAXES	(3.0)	(0.5)

NET INCOME (LOSS)	4.7%	(1.1)%

        Net sales.    Net sales for the quarter ended March 29, 2003 increased 12% to $46.7 million from $41.6 million for the quarter ended March 30, 2002. Net sales (excluding ClearLab) for the first quarter of fiscal 2003 were $45.1 million. The increase in sales is mainly due to the acquisition of Lens Express and Lens 1st on January 30, 2003. The Company expects to realize $30-$35 million in incremental net sales from customers of these operations in the twelve months following the closing of this acquisition. Net sales for the first quarter of fiscal 2003 were negatively impacted by canceled orders due to the prescription verification procedures implemented as part of the Vistakon agreement. The Company is taking steps to recover these canceled orders in the future but is uncertain of the ultimate impact these procedures from the Vistakon agreement will have on future net sales.

        Gross profit.    Gross profit as a percentage of net sales increased to 34.5% for the quarter ended March 29, 2003 from 30.5% for the quarter ended March 30, 2002. During the first quarter of fiscal 2003, the Company realized the benefits of a decrease in wholesale prices paid for Vistakon products. During March 2003, the Company began buying directly from Vistakon. The Company did not realize the full benefits of purchasing from Vistakon during the first quarter of fiscal 2003 due to the amount of Vistakon inventory on hand at the time the Company began purchasing directly from Vistakon. The Company expects gross profit as a percentage of net sales to continue favorable trends as the Company continues to purchase product directly from Vistakon. During the first quarter of fiscal 2003, Vistakon products accounted for about 40% of the Company's net sales.

        Advertising expense.    Advertising expense for the quarter ended March 29, 2003 increased $1.1 million, or 40%, from the quarter ended March 30, 2002. As a percentage of net sales, advertising expense increased to 8.1% for the first quarter of fiscal 2003 from 6.5% for the first quarter of fiscal 2002. Currently, the Company plans on spending about $20 million on advertising during fiscal 2003. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels. The Company's experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

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

        Legal and professional fees.    Legal and professional fees for the quarter ended March 29, 2003 increased $0.4 million, or 29%, from the quarter ended March 30, 2002. As a percentage of net sales, legal and professional fees increased to 3.5% for the first quarter of fiscal 2003 from 3.0% for the first quarter of fiscal 2002. During the first quarter of fiscal 2003, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry on behalf of itself and consumers. The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach although it expects these amounts to decrease in future quarters of fiscal 2003.

        Research and development expenses.    Research and development expenses for the quarter ended March 29, 2003 were $1.8 million, or 3.9% of net sales. The Company did not have any research and development expenses in the quarter ended March 30, 2002. The majority of this amount relates to outsourced research and development activities with a developer and manufacturer of contact lenses. The Company will record an additional $800,000 in research and development expenses in the third quarter of fiscal 2003 if the Company does not exercise its option to purchase shares of this developer and manufacturer of contact lenses. The Company will also continue to incur research and development costs relating to ClearLab's development of a new brand of contact lens.

        Other selling, general and administrative expenses.    Other selling, general and administrative expenses for the quarter ended March 29, 2003 increased $3.3 million, or 60%, from the quarter ended March 30, 2002. As a percentage of net sales, other selling, general and administrative expenses increased to 18.5% for the first quarter of fiscal 2003 from 13.0% for the first quarter of fiscal 2002. ClearLab accounted for about $0.6 million of the increase for the first quarter of fiscal 2003. The Company also incurred approximately $0.3 million in integration costs related to the acquisition of Lens Express and Lens 1st and $0.3 million in incremental amortization related to the acquired Lens

Express and Lens 1st customer database intangible assets. The Company incurred approximately $0.2 million related to a former executive officer's severance agreement and approximately $0.2 million in recruiting expenses due to executive management searches. The Company's other operating and payroll costs also increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

        Other expense, net.    Other expense increased to approximately $500,000 for the quarter ended March 29, 2003 from approximately $130,000 for the quarter ended March 30, 2002. For the first quarter of fiscal 2003, other expense consisted mainly of interest expense, resulting from the increased use of the revolving credit facility and debt related to the acquisition of IGEL. In addition, during the first quarter of fiscal 2003, the Company recorded an unrealized foreign exchange loss of approximately $137,000, relating primarily to an intercompany loan to ClearLab. For the first quarter of fiscal 2002, other expense consisted mainly of interest expense.

        Income taxes.    The Company recorded an effective income tax rate (excluding ClearLab) for the quarter ended March 29, 2003 of 42.0% compared to 39.1% for the quarter ended March 30, 2002. The Company records quarterly income taxes at the effective tax rate expected for the year. The increase in the effective income tax rate results from the estimated annual increase in nondeductible expenses, including those relating to the Company's lobbying efforts. ClearLab is taxed separately in its tax jurisdiction of Singapore. During the first quarter of fiscal 2003, the Company did not record a tax benefit for the loss from ClearLab's operations due to the uncertainty with respect to the realization of a tax benefit in Singapore. As of March 29, 2003, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore. The Company anticipates that its fiscal 2003 effective income tax rate will be approximately 42% for its U.S. operations and that no tax benefit will be recorded for ClearLab's operations. If future changes cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

        Operating activities.    For the quarters ended March 29, 2003 and March 30, 2002, net cash provided by operating activities was approximately $6.0 million and $1.6 million, respectively. In the fiscal 2003 period, cash was provided primarily by a decrease in inventories and an increase in accrued liabilities partially offset by a decrease in accounts payable. In the fiscal 2002 period, cash was provided primarily by net income and increases in accounts payable and income taxes payable partially offset by an increase in inventories. In order to ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

        Investing activities.    The Company used approximately $8.0 million and $0.5 million for investing activities in the quarters ended March 29, 2003 and March 30, 2002, respectively. The Company paid approximately $6.9 million in cash (including $0.4 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st. The remaining consideration consisted of 900,000 shares of restricted Common Stock of the Company and the assumption of approximately $4.1 million of current liabilities.

        Capital expenditures for infrastructure improvements for the fiscal 2003 and 2002 periods were approximately $0.7 million and $0.5 million, respectively. Of the fiscal 2003 amount, approximately $0.3 million related to the Singapore operations. The Company anticipates additional capital expenditures in fiscal 2003 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and Singapore operations.

        Financing activities.    During the quarters ended March 29, 2003 and March 30, 2002, net cash provided by (used in) financing activities was approximately $2.4 million and ($1.1) million. During the fiscal 2003 period, the Company had net borrowings on its credit facility of approximately $2.8 million and made principal payments on debt obligations and capital lease obligations of approximately $0.9 million. During the fiscal 2002 period, the Company repurchased a total of 200,000 shares of its common stock for a total cost of approximately $2.2 million and had net borrowings on its credit facility of approximately $1.1 million. In both the fiscal 2003 and 2002 periods, these amounts were offset by proceeds from the exercise of common stock options.

        The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock. A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of March 29, 2003. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares are retained as treasury stock to be used for corporate purposes. From inception of its authorized repurchase programs through March 29, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.

        Effective July 22, 2002, the Company entered into a new loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million. The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory. As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%. The percentage as of March 29, 2003 was 72.50%. The outstanding borrowings are secured by substantially all of the Company's U.S. assets including a portion of the Company's common stock ownership in ClearLab. The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt. As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant. However, the Company obtained waivers through April 30, 2004. These waivers also established certain new financial covenants. The Company was in compliance with these modified covenants and all other applicable covenants as of March 29, 2003.

        The U.S. Bank term loan bears interest at a floating rate equal to the bank's prime interest rate plus 0.50 percent or 3.0 percent above the bank's LIBOR for the applicable period. As of March 29, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.34% at March 29, 2003) until April 3, 2003 at which time the rate was fixed at 4.29% through June 3, 2003. Interest is payable monthly. Principal payments are due quarterly until maturity on June 30, 2007. As of March 29, 2003, the Company's outstanding balance on the term loan was approximately $9.1 million.

        Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender's prime interest rate plus 0.25 percent (4.50 percent at March 29, 2003) or 2.75 percent above the lender's LIBOR for the applicable period. As of March 29, 2003, the interest rate on the outstanding borrowings was based on the lender's prime interest rate plus 0.25 percent. Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly. As of March 29, 2003, the remaining availability on the credit facility was $6.9 million. The credit facility was scheduled to expire on April 30, 2003, however the Company obtained an extension of the maturity date to July 30, 2003. The Company is in the process of renewing the credit facility. The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

        At March 29, 2003, the Company had an unsecured, non-interest bearing note to ClearLab's president and chief technology officer with a principal balance of SGD$3,250,000 (USD$1,835,000). The note payable is discounted at 7%. Payments are due in equal monthly installments through July 2007.

        At March 29, 2003, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,655,000 (USD$4,886,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab. Interest payments are due monthly. Principal payments are due in monthly installments from January 2003 through December 2007. This note also contains various financial covenants including minimums on net worth and shareholders' funds. As of December 28, 2002, the Company was not in compliance with the net worth and shareholders' funds covenants. However, the Company obtained waivers through April 30, 2004. 1-800 CONTACTS, INC. has guaranteed this term loan.

        At March 29, 2003, the Company also had a note payable to the parent of IGEL with a principal balance of SGD$6,892,000 (USD$3,891,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank. The note payable is discounted at 7%. Interest payments are due monthly. Principal payments are due in monthly installments from January 2008 through December 2009. 1-800 CONTACTS, INC. has guaranteed this note.

        Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

        The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements. All of the equipment is maintained at the Singapore facility. The majority of the leases were assumed in connection with the Company's acquisition of IGEL. As of March 29, 2003, the present value of future minimum lease payments was approximately SGD$889,000 (USD$502,000) with a majority of payments scheduled through fiscal 2004.

        On March 13, 2003, the Company signed a letter of intent to pay a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses. Of the amount, $700,000 was paid on March 14, 2003 and the remaining $800,000 is due three months after the execution date of the letter of intent. In addition, the Company was granted a six-month option to acquire this entity or acquire a worldwide license for $100,000. In the event that the Company does not exercise the option to acquire the entity, the Company agreed to pay an additional $800,000. The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent. During the first quarter of fiscal 2003, the Company paid $800,000 related to this agreement which includes the $100,000 payment for the option. The Company expects to fund any future amounts payable under this arrangement through borrowings under its revolving credit facility.

        The Company believes that its cash on hand, together with cash generated from operations and the borrowings available through the credit facility, will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial position, liquidity, and results of operations.

        As a result of state regulatory requirements, the Company's liquidity, capital resources, and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products in a particular state(s) or experiences losses of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

Contractual Obligations and Commitments

        Subsequent to December 28, 2002 there have been no material changes to the Company's contractual obligations and commitments, outside the normal course of business, other than the letter of intent signed on March 13, 2003. The letter of intent, as described above, committed the Company to pay a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses. Of the $1.5 million, $800,000 is due three months after the execution date of the letter of intent. The Company has also agreed to reimburse the entity and its shareholders in an amount not to exceed $161,000 for legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.

Recently Issued Accounting Standards

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. SFAS No. 146 became effective for periods after December 31, 2002 prospectively. The Company adopted this statement during the first quarter of 2003. There was no impact on the financial statements of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation and has adopted the interim disclosure provisions.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements for periods ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The adoption of this interpretation had no impact on the financial statements of the Company.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The adoption of this interpretation had no impact on the Company's financial statements.

Critical Accounting Policies

        Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); excess and obsolete inventories; realizability of long-lived assets (including intangible assets); realizability of deferred income tax assets; accounting for the acquisition of Lens Express and Lens 1st; stock-based compensation; and legal and regulatory contingencies. Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date. Actual results may differ from these estimates.

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

        The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment analysis requires the use of expected future undiscounted cash flows over the remaining useful life of the asset. As of March 29, 2003, the Company determined that no impairment existed. A significant portion of the total long-lived assets were generated from the Company's recent acquisitions of IGEL (ClearLab) and Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company's results of operations and financial position.

        Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized. Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect the Company's results of operations in the period such determination is made. The Company records an income tax provision or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

        The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable. The Company is involved in several legal and regulatory matters. The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on its financial position, liquidity, or results of operations. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's financial position, liquidity, or results of operations.

Forward-Looking Statements

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission. The words such as "believes," "anticipates," "expects," "future," "intends," "would," "may," and similar expressions are intended to identify forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

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

  •
  The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single distributor accounting for 35%, 46% and 35% of the Company's inventory purchases in fiscal 2000, 2001 and 2002, respectively;

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

  •
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

  •
  Changing technology could adversely affect the operation of the Company's website;

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

  •
  The Company's intellectual property rights may be challenged;

  •
  The Company may encounter legal, regulatory and government agency oversight risks with foreign operations;

  •
  The Company may not be able to establish a sufficient network of eye care practitioners to prescribe the products manufactured by the Company;

  •
  The Company may not be able to adequately manage its foreign currency risk;

  •
  The Company may incur unforeseen costs or not realize all of the anticipated benefits from its new relationship with Vistakon; and

  •
  The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    As of March 29, 2003, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company's outstanding borrowings on the credit facility, including bank overdrafts, and U.S. bank term loan were approximately $17.6 million as of March 29, 2003. The remainder of the Company's interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate. As of March 29, 2003, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.3 million. If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

        Foreign Currency Risk.    The Company faces foreign currency risks primarily as a result of its recently acquired Singapore operations and the intercompany balances between its U.S. and Singapore operations. The functional currency of the Company's Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars. The Company has debt and other long-term obligations of approximately $11.1 million that are denominated in Singapore dollars and mature over the next seven years. For the first quarter ended March 29, 2003, the Company recorded a foreign currency transaction loss of approximately $137,000. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. The exchange rate between the U.S. dollar and the Singapore dollar has remained constant from December 29, 2002 through May 6, 2003. From the date of acquisition, July 24, 2002, through May 6, 2003 the exchange rate has fluctuated approximately

0.5 percent (strengthening of the U.S. dollar). If the Singapore dollar weakens against the U.S. dollar by an additional 10 percent, the Company would record an additional $809,000 foreign currency loss on the intercompany balances that exist as of March 29, 2003. The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 4.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 2.    Changes in Securities and Use of Proceeds

        On January 30, 2003, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the "Seller"), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller's identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003.

        The consideration paid by the Company consisted of approximately $6.9 million in cash (including $0.4 million in transaction costs), 900,000 shares of restricted common stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003, established under the terms of a lock-up agreement by and among the Company, the Seller and David Katzman and Daniel Gilbert (Katzman and Gilbert, collectively, the "Shareholders"). In connection with the acquisition, the Company entered into a registration rights granting the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.

        The shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. In that regard, each of the sellers represented to the

Company that it was an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

Item 6.    Exhibits and Reports on Form 8-K

        (A)  Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated January 30, 2003.(1)
4.1	Registration Rights Agreement, dated January 30, 2003.
10.1	Employment Agreement between the Company and R. Joe Zeidner.
10.2	Employment Agreement between the Company and S. Todd Witzel.
10.3	Severance Agreement and General Release between the Company and Scott S. Tanner.
10.4	Seventh Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated March 31, 2003, with respect to the Company's call center.
99.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 14, 2003 (Commission File No. 0-23633).

        (B)  Reports on Form 8-K

        Current Report on Form 8-K filed February 14, 2003, Acquisition of Assets.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.
Dated: May 13, 2003	By:	/s/ JONATHAN C. COON
	Name:	Jonathan C. Coon
	Title:	President and Chief Executive Officer
	By:	/s/ ROBERT G. HUNTER
	Name:	Robert G. Hunter
	Title:	Vice President, Finance and Interim Chief Financial Officer

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

Dated: May 13, 2003	/s/ JONATHAN C. COON President and Chief Executive Officer

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

Dated: May 13, 2003	/s/ ROBERT G. HUNTER Vice President, Finance and Interim Chief Financial Officer