Form 10-Q
period 2003-06-28
1 800 CONTACTS INC
filed 2003-08-12
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-23633

1-800 CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0571643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 E. Wadsworth Park Drive, 3rd Floor Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2003, the Registrant had 13,102,965 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 28, 2002	June 28, 2003
ASSETS
CURRENT ASSETS:
Cash	$259	$722
Accounts receivable	655	974
Inventories, net	37,785	30,000
Prepaid income taxes	769	121
Deferred income taxes	756	669
Other current assets	1,095	1,296
Total current assets	41,319	33,782
PROPERTY, PLANT AND EQUIPMENT, net	12,862	13,426
DEFERRED INCOME TAXES	365	511
GOODWILL	—	33,508
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,089	10,664
OTHER ASSETS	369	628
Total assets	$62,004	$92,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$5,770	$3,839
Current portion of long-term debt	2,349	2,666
Current portion of note payable to a related party	504	332
Current portion of capital lease obligations	372	305
Accounts payable	8,597	8,213
Accrued liabilities	3,327	4,509
Unearned revenue	403	495
Total current liabilities	21,322	20,359
LONG-TERM LIABILITIES:
Long-term debt, less current portion	15,988	14,677
Note payable to a related party	1,377	1,182
Capital lease obligations, less current portion	250	103
Liability related to contingent consideration	5,470	—
Total long-term liabilities	23,085	15,962
STOCKHOLDERS’ EQUITY:
Common stock, 12,861 and 13,093 issued, respectively	129	131
Additional paid-in capital	24,013	42,103
Retained earnings	14,272	14,344
Treasury stock at cost, 1,473 and 0 shares, respectively	(20,739)	—
Accumulated other comprehensive loss	(78)	(380)
Total stockholders’ equity	17,597	56,198
Total liabilities and stockholders’ equity	$62,004	$92,519

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
NET SALES	$42,233	$46,354	$83,814	$93,016
COST OF GOODS SOLD	29,803	28,580	58,697	59,140
Gross profit	12,430	17,774	25,117	33,876
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	3,890	3,586	6,609	7,380
Legal and professional fees	1,140	1,755	2,400	3,376
Research and development expenses	—	197	—	2,000
Other selling, general and administrative expenses	5,523	10,104	10,914	18,753
Total selling, general and administrative expenses	10,553	15,642	19,923	31,509
INCOME FROM OPERATIONS	1,877	2,132	5,194	2,367
OTHER EXPENSE, net	(193)	(323)	(323)	(823)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,684	1,809	4,871	1,544
PROVISION FOR INCOME TAXES	(681)	(1,249)	(1,928)	(1,472)
NET INCOME	$1,003	$560	$2,943	$72

PER SHARE INFORMATION:
Basic net income per common share	$0.09	$0.04	$0.26	$0.01
Diluted net income per common share	$0.09	$0.04	$0.25	$0.01

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Two Quarters Ended
	June 29, 2002	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,943	$72
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	848	3,008
Amortization of debt issuance costs and discounts	—	96
Unrealized foreign currency exchange loss	—	77
(Gain) loss on sale of property and equipment	(2)	6
Stock-based compensation	3	731
Deferred income taxes	(173)	(59)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(992)
Inventories, net	(6,450)	10,510
Other current assets	(19)	(356)
Accounts payable	1,212	(3,115)
Accrued liabilities	178	664
Income taxes payable / prepaid income taxes	(829)	1,180
Unearned revenue	(86)	92
Net cash (used in) provided by operating activities	(2,375)	11,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(910)	(1,655)
Proceeds from sale of property and equipment	15	33
Purchase of intangible assets	(13)	(28)
Cash paid for acquisition	—	(7,012)
Capitalized acquisition costs	(520)	—
Note receivable related to acquisition	(550)	—
Deposits and other	(21)	(55)
Net cash used in investing activities	(1,999)	(8,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(2,213)	—
Proceeds from exercise of common stock options	38	715
Net borrowings (repayments) on line of credit	6,541	(1,931)
Principal payments on capital lease obligations	—	(206)
Principal payments on long-term debt	—	(1,311)
Net cash provided by (used in) financing activities	4,366	(2,733)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(2)	(1)

NET (DECREASE) INCREASE IN CASH	(10)	463
CASH AT BEGINNING OF PERIOD	36	259
CASH AT END OF PERIOD	$26	$722

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$286	$560
Cash paid for income taxes	2,930	350

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and

Lens 1st.  The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099 (see Note 6).

During the second quarter of 2003, the performance guarantee was met relating to 700,000 shares of the Company’s restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab.  The Company recorded additional purchase consideration of approximately $16,980 for these shares.  The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date.  The amount of goodwill as of

June 28, 2003 was $11,205 (see Note 6).

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position as of June 28, 2003 and the results of operations and cash flows of the Company for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The results of operations for the fiscal 2003 interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market.  Inventories as of December 28, 2002 and June 28, 2003 consisted of the following (in thousands):

	December 28, 2002	June 28, 2003
Purchased contact lenses	$36,571	$28,583
Manufactured inventories:
Raw materials	109	159
Work in process	210	538
Finished goods contact lenses	895	720
Total	$37,785	$30,000

NOTE 3.  NET INCOME PER COMMON SHARE

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. As of June 29, 2002 and June 28, 2003, options to purchase 339,191 and 611,448 shares of common stock, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.  For the quarter and two quarters ended June 28, 2003, Basic and Diluted EPS includes the weighted-average impact of 700,000 shares of restricted common stock held in escrow because the necessary performance conditions were satisfied in June 2003 (see Note 6).

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended June 29, 2002			Quarter Ended June 28, 2003
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic EPS	$1,003	11,382	$0.09	$560	12,552	$0.04
Effect of stock options		124			210
Diluted EPS	$1,003	11,506	$0.09	$560	12,762	$0.04

	Two Quarters Ended June 29, 2002			Two Quarters Ended June 28, 2003
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic EPS	$2,943	11,451	$0.26	$72	12,269	$0.01
Effect of stock options		113			224
Diluted EPS	$2,943	11,564	$0.25	$72	12,493	$0.01

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarters and two quarters ended June 29, 2002 and June 28, 2003 consists of the following components (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Net income	$1,003	$560	$2,943	$72
Foreign currency translation loss	(2)	(442)	(2)	(302)
Comprehensive income (loss)	$1,001	$118	$2,941	$(230)

The foreign currency translation loss results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore subsidiary financial statements.

NOTE 5.  STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and uses the intrinsic method of accounting for its stock option grants to employees and directors.  Accordingly, no compensation expense has been recognized for these stock option grants.

Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.  SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in  thousands, except per share amounts):

	Quarter Ended
	June 29, 2002	June 28, 2003
Net income:
As reported	$1,003	$560
Fair-value based compensation, net of tax	(203)	(258)
Pro forma	$800	$302

Basic net income per common share:
As reported	$0.09	$0.04
Pro forma	$0.07	$0.02

Diluted net income per common share:
As reported	$0.09	$0.04
Pro forma	$0.07	$0.02

	Two Quarters Ended
	June 29, 2002	June 28, 2003
Net income (loss):
As reported	$2,943	$72
Fair-value based compensation, net of tax	(401)	(539)
Pro forma	$2,542	$(467)

Basic net income (loss) per common share:
As reported	$0.26	$0.01
Pro forma	$0.22	$(0.04)

Diluted net income (loss) per common share:
As reported	$0.25	$0.01
Pro forma	$0.22	$(0.04)

The weighted average per share fair value of options granted during the quarters ended June 29, 2002 and June 28, 2003 was $7.22 and $14.28, respectively.  For the two quarters ended June 29, 2002 and June 28, 2003, the weighted average per share fair value of options granted was $7.47 and $13.85, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Two Quarters Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Risk-free interest rate	4.0%	2.2%	4.0%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	74.1%	76.1%	75.6%	77.0%
Expected life	5 years	5 years	5 years	5 years

NOTE 6.  RECENT ACQUISITIONS

IGEL (ClearLab)

On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.  ClearLab is in the process of final testing for a new brand of contact lens that is expected to provide the Company increased control of production capacity and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  The Company accounted for this transaction under the purchase method in accordance with SFAS No. 141.  The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over 7 years, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of  $2.1 million to be paid over 5 years, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively. The Company obtained a $10 million, five-year term loan from a U.S. bank to provide partial financing for this asset purchase. 1-800 CONTACTS, INC. also executed guarantees for the building and business loans assumed in the transaction.

The 700,000 shares of restricted common stock are held in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date.  On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003, in accordance with the vesting provisions.  The remainder of the shares held in escrow will be released as follows:  350,000 on January 24, 2004 and 175,000 on July 24, 2004.  For financial reporting purposes, all shares held in escrow are treated as outstanding as of June 6, 2003, the date the performance guarantee was met, and the Company reflected additional purchase consideration for the estimated fair value of these shares of approximately $17.0 million.  The fair value was based upon the closing market price of the Company’s common stock on the date the performance guarantee was met, reduced by an approximate 9% discount due to the restrictions associated with the vesting period of the common stock held in escrow. This discount was determined by an independent third party appraisal.

The $17.0 million of additional purchase consideration, net of the contingent consideration liability recorded at the purchase date in accordance with SFAS No. 141, was recorded as goodwill.  At June 28, 2003, goodwill related to this transaction amounted to $11.2 million.

The value of the options to purchase 270,000 shares of common stock will be determined and recorded as additional purchase consideration at the applicable vesting dates.  These options vest equally at the end of the third, fourth and fifth years from the acquisition date.

The Company also recorded compensation expense and additional paid-in capital of approximately $0.7 million due to the transfer of 28,000 common shares owned by ClearLab’s chief technology officer to key employees of ClearLab.  The shares transferred represented a portion of the 700,000 shares held in escrow and are subject to the same performance guarantee and vesting provisions. Because the performance conditions were met, and there are no additional contingencies, the fair value of the shares was recorded as compensation expense during the second quarter of fiscal 2003.

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

The consideration paid by the Company consisted of approximately $7.0 million in cash (including $0.5 million in transaction costs), 900,000 shares of restricted common stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003, established under the terms of a lock-up agreement.  In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.  The following sets forth the consideration paid by the Company (in thousands, except per share amounts):

Cash	$6,500
Restricted shares (900 shares at $22.07 per share)	19,859
Acquisition expenses	512
Accounts payable	3,575
Accrued expenses	524
Total purchase consideration	$30,970

For purposes of computing the purchase price, the value of the restricted common stock was determined by taking the average closing price of the Company’s common stock as quoted on NASDAQ for the two days before, the day of and the two days following the announcement of the signing of a letter of intent to acquire Lens Express and Lens 1st.  This average price was then reduced by a 15 percent discount (as determined by a third party appraisal) due to the restriction provisions associated with the common shares issued.

The following table sets forth the allocation of the purchase price to the tangible and intangible assets acquired (in thousands):

Accounts receivable	$178
Inventories	2,740
Other assets	76
Property and equipment	572
Customer list	5,100
Goodwill	22,304
Total	$30,970

The unaudited pro forma information below sets forth summary results of operations as if the acquisitions of ClearLab and Lens 1st and Lens Express had taken place at the beginning of 2002, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transaction.  The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or of results which may occur in the future (in thousands, except per share amounts):

	Quarter Ended	Two Quarters Ended
	June 29, 2002	June 29, 2002	June 28, 2003

Net sales	$54,966	$109,281	$96,425
Net income (loss)	(1,258)	(1,579)	186
Basic and Diluted Net income (loss) per common share	$(0.10)	$(0.13)	$0.01

NOTE 7.  COMMON STOCK TRANSACTIONS

During the two quarters ended June 28, 2003, employees exercised stock options to purchase 104,574 shares of common stock for a total of approximately $715,000.  The Company recorded an increase in additional paid-in capital of approximately $533,000 for the income tax benefit related to these stock option exercises.

During the two quarters ended June 28, 2003, the Company granted nonqualified stock options to purchase 191,803 shares of common stock to employees and directors of the Company.  The exercise prices of the options range from $18.30 to $27.50 per share, which prices were not less than the quoted fair market values at the grant dates. The options vest equally over a four-year period and expire in five to seven years.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of June 28, 2003.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  The repurchased shares were retained as treasury stock to be used for corporate purposes.  As of June 28, 2003, no shares remain in treasury given the use of such shares in connection with the ClearLab and Lens 1st/Lens Express acquisitions.  From inception of its authorized repurchase programs through June 28, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during the two quarters ended June 28, 2003.

During the two quarters ended June 28, 2003, the Company issued 900,000 shares of restricted common stock as a portion of the consideration for the acquisition of Lens Express and Lens 1st (see Note 6).  Of the 900,000 shares, 772,655 were issued from treasury stock. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003.  In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.

During the quarter ended June 28, 2003, the performance conditions were met on the 700,000 shares of restricted common stock held in escrow as part of the purchase consideration for the ClearLab acquisition.  Additionally, the Company recorded compensation expense and additional paid-in capital of $0.7 million due to the transfer of shares owned by ClearLab’s chief technology officer to key employees of ClearLab (see Note 6).

On June 11, 2003, the Company’s Board of Directors approved and adopted, subject to stockholder approval, certain amendments to the Company’s stock option plan to provide for an increase in the number of shares of common stock reserved for issuance under the plan from 1,240,000 to 1,590,000.

NOTE 8.  DEBT OBLIGATIONS

Effective July 22, 2002, the Company entered into a  loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings of up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of June 28, 2003 was 71.25%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through July 30, 2004.  These waivers also established certain new financial covenants.  The Company was in compliance with these modified covenants and all other applicable covenants as of June 28, 2003.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.25 percent at June 28, 2003) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of June 28, 2003, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of June 28, 2003, the remaining availability on the credit facility was $7.8 million. The credit facility was scheduled to expire on April 30, 2003, however, the Company obtained an extension of the maturity date to November 1, 2003.  The Company is in the process of renewing the credit facility.  The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

As of June 28, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.14% at June 28, 2003) until December 3, 2003.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds.  As of December 28, 2002, the Company was not in compliance with the net worth and shareholders’ funds covenants.  However, the Company obtained waivers on noncompliance with these covenants through July 31, 2004.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

NOTE 9.  LEGAL MATTERS

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.  The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, on July 2, 2002, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of the Company, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal with the Kansas Court of Appeals; the Docketing Statement was filed on October 30, 2002.  All pleadings in this appeal have been filed and the case is ready for oral argument on August 27, 2003.

From time to time the Company is involved in other legal matters generally incidental to its business.

It is the opinion of management, after consultation with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity, or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity, or results of operations.

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARD

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  Management does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or liquidity.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.  Because the Company was contractually committed to the payments, the monies were designated for research and development activities and the contact lens developer had no substantive operations, the entire amount of these payments was expensed as research and development in March 2003.  In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development.  In the event that the Company does not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period. The Company also reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $1.8 million in March 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives.  The Company funded these payments from its revolving credit facility.

Advertising Commitments

As of June 28, 2003, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $8.3 million for advertising during the remainder of 2003.

NOTE 12.  SEGMENT INFORMATION

As a result of the acquisition of IGEL (ClearLab), beginning in the third quarter of fiscal 2002, the Company has two operating segments.  These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment.  The Company’s U.S. segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions.  The Company’s Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses.  Operating segment information for the quarter and two quarters ended June 28, 2003 is as follows (in thousands):

	Quarter Ended June 28, 2003
	U.S.	Singapore	Total
Net sales	$44,701	$1,653	$46,354
Gross profit	17,045	729	17,774
Income (loss) from operations	3,055	(923)	2,132

	Two Quarters Ended June 28, 2003
	U.S.	Singapore	Total
Net sales	$89,832	$3,184	$93,016
Gross profit	32,793	1,083	33,876
Income (loss) from operations	3,666	(1,299)	2,367

Identifiable segment assets as of June 28, 2003 are as follows (in thousands):

	U.S.	Singapore	Total
Long-lived assets, net	$32,394	$25,204	$57,598
Total assets	63,484	29,035	92,519

NOTE 13.  RELATED PARTY TRANSACTIONS

During the quarter ended June 28, 2003, the Company incurred legal expenses of approximately $53,000 to a legal firm in which a member of the Company’s Board of Directors is a partner.  These fees represent the total amount incurred subsequent to this individual joining the Company’s Board of Directors in June 2003.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing operations in Singapore.  The Company sells all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Trade Relations in March 1991.  The Company’s net sales grew rapidly from $3.6 million in fiscal 1996 to $169.0 million in fiscal 2001.  During fiscal 2002, net sales declined slightly to $168.6 million.  During the first two quarters of fiscal 2003, net sales increased to $93.0 million from $83.8 million in the first two quarters of fiscal 2002.  Net sales for the first two quarters of fiscal 2003 were negatively impacted by canceled orders due to the prescription verification procedures including most significantly those implemented as part of the Vistakon agreement.  The Company is taking steps to recover these canceled orders in the future, including creating a doctor network through the Cole agreement (discussed below) and establishing a doctor network department to help customers schedule eye exams in order to obtain prescriptions.  The Company is uncertain of the ultimate impact these prescription verification procedures will have on future net sales.

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

ClearLab currently manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.  ClearLab currently has the capacity to produce in excess of 40 million lenses annually, which is enough to service approximately one million two-week disposable contact lens wearers.  ClearLab is in the process of final testing for a new brand of contact lens that is expected to provide the Company increased control of production capacity and inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.

The Company expects to begin marketing lenses made by ClearLab to its customers in select test markets during the third quarter of fiscal 2003 and expects to market these lenses nationally to its customers during the fourth quarter of fiscal 2003.  Based on previous conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner.  The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners.  The Company’s first preference is to sell the customer the lens she is already wearing.  In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

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

This direct relationship with Vistakon has lowered the Company’s product acquisition costs and allowed it to offer rebates and other incentives not previously available to its customers who wear Vistakon lenses. The

Company has also been able to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolves long-standing disputes.

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

The consideration paid by the Company consisted of approximately $7.0 million in cash (including $0.5 million in transaction costs), 900,000 shares of restricted Common Stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted Common Stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003. In connection with the acquisition, the Company entered into a registration rights agreement granting the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted Common Stock.  The Company funded the cash consideration portion of the asset purchase from its revolving credit facility.

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.  Because the Company was contractually committed to the payments, the monies were designated for research and development activities and the contact lens developer had no substantive operations, the entire amount of these payments was expensed as research and development in March 2003.  In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development.  In the event that the Company does not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period. The Company also reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $1.8 million during the first quarter of fiscal 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives.  The Company funded these payments from its revolving credit facility.

Cole National Marketing Agreement. On June 30, 2003, the Company and Cole National Corporation (“Cole”) announced that they had signed an agreement under which the Company’s customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of doctors contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S.  Cole will offer its network of doctors for at least one year.  The Company will retain the contact lens business of customers referred to Cole stores.

As part of the agreement, the Company and Cole will also work together on a variety of cross-marketing programs and promotions of their respective products in select test markets over the coming months.  The goal of these cross-marketing programs is to find other ways that the Company and Cole can help create value together.

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

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	70.6	61.7	70.0	63.6
Gross profit	29.4	38.3	30.0	36.4
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	9.2	7.7	7.9	7.9
Legal and professional fees	2.7	3.8	2.9	3.6
Research and development expenses	—	0.4	—	2.2
Other selling, general and administrative expenses	13.1	21.8	13.0	20.2
Total selling, general and administrative expenses	25.0	33.7	23.8	33.9
INCOME FROM OPERATIONS	4.4	4.6	6.2	2.5
OTHER EXPENSE, net	(0.4)	(0.7)	(0.4)	(0.9)
INCOME BEFORE PROVISION FOR INCOME TAXES	4.0	3.9	5.8	1.6
PROVISION FOR INCOME TAXES	(1.6)	(2.7)	(2.3)	(1.5)
NET INCOME	2.4%	1.2%	3.5%	0.1%

Net sales.  Net sales for the quarter ended June 28, 2003 increased 10% to $46.4 million from $42.2 million for the quarter ended June 29, 2002.  For the two quarters ended June 28, 2003, net sales increased 11% to $93.0 million from $83.8 million for the two quarters ended June 29, 2002.  Net sales (excluding ClearLab) for the second quarter of fiscal 2003 and the first two quarters of fiscal 2003 were $44.7 million and $89.8 million, respectively.  The increase in net sales is mainly due to the acquisition of Lens Express and Lens 1st on January 30, 2003, although the Company has realized fewer incremental sales from customers of these operations than it had originally expected.

Net sales for the first two quarters of fiscal 2003 were negatively impacted by canceled orders due to the prescription verification procedures including most significantly those implemented as part of the Vistakon agreement.  The Company is taking steps to recover these canceled orders in the future, including creating a doctor network through the Cole agreement and establishing a doctor network department to help customers schedule eye exams in order to obtain prescriptions.  The Company is uncertain of the ultimate impact these prescription verification procedures will have on future net sales.

The Company plans to increase advertising spending during the remainder of fiscal 2003.  The Company also plans to pursue a variety of cross-marketing programs and promotions with Cole in select test markets.

On August 1, 2003, the Company lowered its retail prices to its customers on Vistakon products.  The Company had increased its retail prices on Vistakon products during December 2001 and has now lowered the prices to levels similar to those prior to the December 2001 increase.  During the second quarter of fiscal 2003, Vistakon products accounted for about 40% of the Company’s net sales.

Gross profit.  Gross profit as a percentage of net sales increased to 38.3% for the quarter ended June 28, 2003 from 29.4% for the quarter ended June 29, 2002.  For the two quarters ended June 28, 2003, gross profit as a percentage of net sales increased to 36.4% from 30.0% for the two quarters ended June 29, 2002.  During the first two quarters of fiscal 2003, the Company realized a portion of the expected benefits of a decrease in wholesale prices paid for Vistakon products.  During March 2003, the Company began buying directly from Vistakon.  The Company did not realize the full benefits expected from purchasing directly from Vistakon during the first two quarters of fiscal 2003 due to the amount of Vistakon inventory on hand at the time the Company began purchasing directly from Vistakon.

The Company expects gross profit as a percentage of net sales to remain at about the same level or improve slightly during the remainder of fiscal 2003.  The Company expects to see the continued benefits from purchasing directly from Vistakon, however, these benefits are expected to be offset primarily by the lowering of the retail price to its customers on Vistakon products as mentioned above.

Advertising expense.  Advertising expense for the quarter ended June 28, 2003 decreased $0.3 million, or 8%, from the quarter ended June 29, 2002.  As a percentage of net sales, advertising expense decreased to 7.7% for the second quarter of fiscal 2003 from 9.2% for the second quarter of fiscal 2002.  For the two quarters ended June 28, 2003, advertising expense increased $0.8 million, or 12%, from the two quarters ended June 29, 2002.  As a percentage of net sales, advertising expense was constant at 7.9% for the first two quarters of fiscal 2003 and 2002.  Currently, the Company plans on spending about $20 million on advertising during fiscal 2003.  Advertising spending for the third and fourth quarters of fiscal 2003 is expected to be about $7 million and $5 million, respectively.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

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

Legal and professional fees.  Legal and professional fees for the quarter ended June 28, 2003 increased $0.6 million, or 54%, from the quarter ended June 29, 2002.  As a percentage of net sales, legal and professional fees increased to 3.8% for the second quarter of fiscal 2003 from 2.7% for the second quarter of fiscal 2002.  For the two quarters ended June 28, 2003, legal and professional fees increased $1.0 million, or 41%, from the two quarters ended June 29, 2002.  As a percentage of net sales, legal and professional fees increased to 3.6% for the first two quarters of fiscal 2003 from 2.9% for the first two quarters of fiscal 2002.  During the first two quarters of fiscal 2003, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry on behalf of itself and consumers to improve consumers’ choice and access to prescriptions.  The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach.

Research and development expenses.  Research and development expenses for the quarter ended June 28, 2003 were $0.2 million, or 0.4% of net sales.  For the two quarters ended June 28, 2003, research and development expenses were $2.0 million, or 2.2% of net sales.  The Company did not have any research and development expenses in the first two quarters of fiscal 2002.  The majority of this amount relates to outsourced research and development activities with a developer and manufacturer of contact lenses.  The Company will record an additional $800,000 in research and development expenses in the third quarter of fiscal 2003 if the Company does not exercise its option to purchase shares of this developer and manufacturer of contact lenses.  The Company will also continue to incur research and development costs relating to the future development of contact lenses.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended June 28, 2003 increased $4.6 million, or 83%, from the quarter ended June 29, 2002.  As a percentage of net sales, other selling, general and administrative expenses increased to 21.8% for the second quarter of fiscal 2003 from 13.1% for the second quarter of fiscal 2002.  ClearLab accounted for about $1.5 million of the increase for the second quarter of fiscal 2003.  ClearLab’s results include non-cash compensation expense of approximately $0.7 million relating to the grant of shares of 1-800 CONTACTS’ common stock owned by ClearLab’s chief technology officer to key employees of ClearLab.  The Company also incurred approximately $0.5 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $0.5 million relating to ongoing operations of facilities acquired from Lens 1st.  The Company’s employee costs for its main U.S. operations increased by approximately $0.9 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business.  The Company also incurred approximately $0.2 million in recruiting expenses due to executive management searches.  The Company’s other operating expenses increased due to the increased level of business activity.

For the two quarters ended June 28, 2003, other selling, general and administrative expenses increased $7.8 million, or 72%, from the two quarters ended June 29, 2002.  As a percentage of net sales, other selling, general and administrative expenses increased to 20.2% for the first two quarters of fiscal 2003 from 13.0% for the first two quarters of fiscal 2002.  ClearLab accounted for about $2.1 million of the increase for the first two quarters of fiscal 2003.  The Company also incurred approximately $0.3 million in integration costs related to the acquisition of Lens Express and Lens 1st, $0.8 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $0.9 million relating to operations of facilities acquired from Lens 1st. The Company incurred approximately $0.2 million related to a former executive officer’s severance agreement and approximately $0.3 in recruiting expenses due to executive management searches.  The Company’s employee costs for its main U.S. operations increased by approximately $1.8 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business. The Company’s other operating expenses increased due to the increased level of business activity.

Other expense, net.  Other expense increased to approximately $0.3 million and $0.8 million for the quarter and two quarters ended June 28, 2003, respectively, from approximately $0.2 million and $0.3 million for the quarter and two quarters ended June 29, 2002, respectively.  For the first two quarters of fiscal 2003, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisition of IGEL.  In addition, during the first two quarters of fiscal 2003, the Company recorded an unrealized foreign exchange loss, relating primarily to an intercompany loan to ClearLab, of approximately $0.1 million.  During the second quarter of fiscal 2003, the Company recorded an unrealized foreign exchange gain that partially offset the unrealized foreign exchange loss recorded in the first quarter of fiscal 2003.  For the first two quarters of fiscal 2002, other expense consisted mainly of interest expense.

Income taxes.  The Company recorded an effective income tax rate (excluding ClearLab) for the quarter ended June 28, 2003 of 42.0% compared to 40.4% for the quarter ended June 29, 2002.  For the two quarters ended June 28, 2003, the Company recorded an effective income tax rate (excluding ClearLab) of 42.0% compared to 39.6% for the two quarters ended June 29, 2002.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The increase in the effective income tax rate results from the estimated annual increase in nondeductible expenses, including those relating to the Company’s lobbying efforts.  ClearLab is taxed separately in its tax jurisdiction of Singapore.  During the first two quarters of fiscal 2003, the Company did not record a tax benefit for the loss from ClearLab’s operations due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of June 28, 2003, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.  The Company anticipates that its fiscal 2003 effective income tax rate will be approximately 42.0% for its U.S. operations and that no tax benefit will be recorded for ClearLab’s operations.  If future changes cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

Operating activities.  For the two quarters ended June 28, 2003 and June 29, 2002, net cash provided by (used in) operating activities was approximately $11.9 million and ($2.4 million), respectively.  In the fiscal 2003 period, cash was provided primarily by net income and a decrease in inventories partially offset by an decrease in accounts payable.  In the fiscal 2002 period, cash was used primarily to fund a significant increase in inventories partially offset by net income and an increase in accounts payable.  In order to ensure sufficient supply of inventory, the Company generally carries a higher level of inventory than if it were able to purchase directly from all contact lens manufacturers.

Investing activities.  The Company used approximately $8.7 million and $2.0 million for investing activities in the two quarters ended June 28, 2003 and June 29, 2002, respectively.  In the fiscal 2003 period, the Company paid approximately $7.0 million in cash (including $0.5 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.  The remaining consideration consisted of 900,000 shares of restricted Common Stock of the Company and the assumption of approximately $4.1 million of current liabilities.

Capital expenditures for infrastructure improvements for the two quarters ended June 28, 2003 and June 29, 2002 were approximately $1.7 million and $0.9 million, respectively.  Of the fiscal 2003 amount, approximately $0.6 million related to the Singapore operations.  The Company anticipates additional capital expenditures in fiscal 2003 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and Singapore operations.

Financing activities.  During the two quarters ended, June 28, 2003 and June 29, 2002, net cash (used in) provided by financing activities was approximately ($2.7 million) and $4.4 million.  During the fiscal 2003 period, the Company had net repayments on its credit facility of approximately $1.9 million and made principal payments on debt obligations and capital lease obligations of approximately $1.5 million.  In fiscal 2003, these amounts were offset by proceeds from the exercise of common stock options.               During the fiscal 2002 period, the Company repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million and increased net borrowings on its credit facility by approximately $6.5 million.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of June 28, 2003.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  The repurchased shares were retained as treasury stock to be used for corporate purposes.  As of June 28, 2003, no shares remain in treasury given the use of such shares in connection with the ClearLab and Lens 1st/Lens Express acquisitions.  From inception of its authorized repurchase programs through June 28, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during the two quarters ended June 28, 2003.

Effective July 22, 2002, the Company entered into a loan agreement with a U.S. Bank, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of June 28, 2003 was 71.25%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through July 30, 2004.  These waivers also established certain new financial covenants.  The Company was in compliance with these modified covenants and all other applicable covenants as of June 28, 2003.

The U.S. Bank term loan bears interest at a floating rate equal to the bank’s prime interest rate plus 0.50 percent or 3.0 percent above the bank’s LIBOR for the applicable period.  As of June 28, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.14% at June 28, 2003) until December 3, 2003. Interest is payable monthly.  Principal payments are due quarterly until maturity on June 30, 2007.  As of June 28, 2003, the Company’s outstanding balance on the term loan was approximately $8.7 million.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.25 percent at June 28, 2003) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of June 28, 2003, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of June 28, 2003, the remaining availability on the credit facility was $7.8 million. The credit facility was scheduled to expire on April 30, 2003, however the Company obtained an extension of the maturity date to November 1, 2003.  The Company is in the process of renewing the credit facility.  The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

At June 28, 2003, the Company had an unsecured, non-interest bearing note to ClearLab’s president and chief technology officer with a principal balance of SGD$3,063,000 (USD$1,744,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At June 28, 2003, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,640,000 (USD$4,921,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of December 28, 2002, the Company was not in compliance with the net worth and shareholders’ funds covenants.  However, the Company obtained waivers through July 31, 2004.  1-800 CONTACTS, INC. has guaranteed this term loan.

At June 28, 2003, the Company also had a note payable to the parent of IGEL with a principal balance of SGD$6,892,000 (USD$3,926,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore facility.  The majority of the leases were assumed in connection with the Company’s acquisition of IGEL.  As of June 28, 2003, the present value of future minimum lease payments was approximately SGD$717,000 (USD$408,000) with a majority of payments scheduled through fiscal 2004.

On March 13, 2003, the Company signed a letter of intent to pay a non-refundable sum equal to $1.5 million to be used by an entity for research and development activities relating to contact lenses.  Of the amount, $700,000 was paid on March 14, 2003 and the remaining $800,000 was paid on June 13, 2003.  In addition, the Company was granted a six-month option to acquire this entity or acquire a worldwide license for $100,000.  In the event that the Company does not exercise the option to acquire the entity, the Company agreed to pay an additional $800,000. The Company also agreed to reimburse the entity and its shareholders $161,000 for legal and financial expenses reasonably incurred by the entity in connection with the transactions contemplated by the letter of intent.  During the first two quarters of fiscal 2003, the Company paid $1,761,000 related to this agreement which includes the $100,000 payment for the option and the $161,000 of legal and financial costs.  The Company expects to fund any future amounts payable under this arrangement through borrowings under its revolving credit facility.

Subsequent to June 28, 2003, the Company entered into a five-year license and royalty agreement requiring minimum payments aggregating to $400,000 over the term of the agreement.

The Company believes that its cash on hand, together with cash generated from operations and the borrowings available through the credit facility, will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, which could adversely affect the Company’s business, financial position, liquidity, and results of operations.

As a result of state regulatory requirements, the Company’s liquidity, capital resources, and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products in a particular state(s), or experiences losses of a substantial portion of the Company’s customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by state regulatory agencies.

Contractual Obligations and Commitments

Subsequent to December 28, 2002 there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business, other than the letter of intent signed on March 13, 2003.  The letter of intent, as described above, committed the Company to pay a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  The entire amount has been paid as of June 28, 2003.  The Company also  reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the transactions contemplated by the letter of intent.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future).  Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period.  SFAS No. 146 became effective prospectively for periods after December 31, 2002.  The Company adopted this statement during the first quarter of 2003.  There was no impact on the financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation and has adopted the interim disclosure provisions.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The adoption of this interpretation had no impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  Management does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or liquidity.

Critical Accounting Policies and Estimates

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); excess and obsolete inventories; realizability of long-lived assets (including intangible assets); realizability of deferred income tax assets; accounting for the acquisitions of ClearLab and Lens Express and Lens 1st; stock-based compensation; and legal and regulatory contingencies.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

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

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  An impairment analysis requires the use of expected future undiscounted cash flows over the remaining useful life of the asset.  As of June 28, 2003, the Company determined that no impairment existed.  All of the goodwill and a significant portion of the total long-lived assets were generated from the Company’s recent acquisitions of IGEL (ClearLab) and Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  The Company is involved in several legal and regulatory matters.  The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on its financial position, liquidity, or results of operations.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity, or results of operations.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise.  The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company.  Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s other reports filed with the Securities and Exchange Commission.  The words such as “believes,” “anticipates,” “expects,” “future,” “intends,” “would,” “may,” and similar expressions are intended to identify forward-looking statements.  The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Factors That May Affect Future Results

•	The Company’s sales growth will not continue at historical rates and it may encounter unforeseen difficulties in managing its future growth;

•	A significant portion of the Company’s sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses;

•	Because the Company does not manufacture most of the contact lenses that it sells, the Company cannot ensure that all of the contact lenses it sells meet all federal regulatory requirements;

•	It is possible that the FDA could consider certain of the contact lenses the Company sells to be misbranded;

•	The Company currently purchases a portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

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

•	The Company’s quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter;

•	The Company is dependent on its telephone, Internet and management information systems for the sale and distribution of contact lenses;

•	The retail sale of contact lenses is highly competitive; certain of the Company’s competitors are large, national optical chains that have greater resources than the Company;

•	The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity;

•	The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses;

•	Increases in the cost of shipping, postage or credit card processing could harm the Company’s business;

•	The Company’s business could be harmed if it is required to collect state sales tax on the sale of products;

•	The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it manufacturers or sells results in personal injury;

•	The Company conducts its retail operations through a single distribution facility;

•	The Company’s success is dependent, in part, on continued use of the Internet;

•	Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company’s business operations;

•	Changing technology could adversely affect the operation of the Company’s website;

•	The Company may not be able to develop and manufacture a viable, high quality contact lens for sale to consumers that meets all federal regulatory requirements;

•	The Company may not be able to fully integrate the operations of its acquisitions into its business;

•	Consumer acceptance of the Company’s manufactured products may not meet the Company’s expectations;

•	The Company’s intellectual property rights may be challenged;

•	The Company may encounter legal, regulatory and government agency oversight risks with foreign operations;

•	The Company may not be able to establish a sufficient network of eye care practitioners to prescribe the products manufactured by the Company;

•	The Company may not be able to adequately manage its foreign currency risk;

•	The Company may incur unforeseen costs or not realize all of the anticipated benefits from its new relationships with Vistakon and Cole; and

•	The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of June 28, 2003, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, and U.S. bank term loan were approximately $12.5 million as of June 28, 2003. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate.  As of June 28, 2003, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.3 million.  If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its Singapore operations and the intercompany balances between its U.S. and Singapore operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $11.1 million that are denominated in Singapore dollars and mature over the next seven years.  For the two quarters ended June 28, 2003, the Company recorded a foreign currency transaction loss of approximately $77,000.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 1.3 percent (strengthening of the U.S. dollar) from December 29, 2002 through August 1, 2003.  From the date of acquisition, July 24, 2002, through August 1, 2003 the exchange rate has fluctuated approximately 0.6 percent (strengthening of the U.S. dollar).  If the Singapore dollar weakens against the U.S. dollar by an additional 10 percent, the Company would record an additional $867,000 foreign currency loss on the intercompany balances that exist as of June 28, 2003.  The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

None.

Item 3.                                                           Defaults upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 30, 2003.  The stockholders approved the following matters:

•

The election as directors of E. Dean Butler, David B. Katzman and Stephen A. Yacktman to serve until the annual meeting of stockholders in 2006 and until their respective successors are elected and qualified.

	Votes Cast
	For	Against
E. Dean Butler	10,389,703	42,735
David B. Katzman	10,389,703	42,735
Stephen A. Yacktman	10,389,703	42,735

The other directors of the Company include the following persons:  (i) Jonathan C. Coon, Jason S. Subotky, and Bradley T. Knight, who are serving until the annual meeting of stockholders in 2004 and (ii) John F. Nichols and Thomas H. Boggs who are serving until the annual meeting of stockholders in 2005.

•	Ratification of appointment of KPMG LLP as independent auditors to audit the Company’s books and accounts for the fiscal year ending January 3, 2004.

Votes Cast:
For	10,423,412
Against	5,936
Abstained	3,090
Unvoted	—

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

Item 6.                                                           Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Description of Exhibit
10.1	Employment Agreement between the Company and David M. Saylor.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

Current Report on Form 8-K/A filed April 15, 2003, filing of Financial Information for Acquisition of Assets.
Current Report on Form 8-K filed May 7, 2003, filing of Press Release Announcing Operating and Financial Results for the First Quarter Ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: August 12, 2003	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	President and Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	Chief Financial Officer