Form 10-Q
period 2003-09-27
1 800 CONTACTS INC
filed 2003-11-10
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

☐  Yes                                  ☒  No

As of November 4, 2003, the Registrant had 13,106,228 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 28, 2002	September 27, 2003
ASSETS
CURRENT ASSETS:
Cash	$259	$819
Accounts receivable	655	970
Inventories, net	37,785	29,723
Prepaid income taxes	769	—
Deferred income taxes	756	691
Other current assets	1,095	1,183
Total current assets	41,319	33,386
PROPERTY, PLANT AND EQUIPMENT, net	12,862	13,258
DEFERRED INCOME TAXES	365	636
GOODWILL	—	33,674
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,089	9,966
OTHER ASSETS	369	888
Total assets	$62,004	$91,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$5,770	$2,528
Current portion of long-term debt	2,349	2,856
Current portion of note payable to a related party	504	343
Current portion of capital lease obligations	372	261
Accounts payable	8,597	8,199
Accrued liabilities	3,327	6,280
Unearned revenue	403	191
Total current liabilities	21,322	20,658
LONG-TERM LIABILITIES:
Long-term debt, less current portion	15,988	14,151
Note payable to a related party, less current portion	1,377	1,111
Capital lease obligations, less current portion	250	67
Liability related to contingent consideration	5,470	—
Total long-term liabilities	23,085	15,329
STOCKHOLDERS’ EQUITY:
Common stock, 12,861 and 13,106 shares issued, respectively	129	131
Additional paid-in capital	24,013	42,257
Retained earnings	14,272	13,716
Treasury stock at cost, 1,473 and 0 shares, respectively	(20,739)	—
Accumulated other comprehensive loss	(78)	(283)
Total stockholders’ equity	17,597	55,821
Total liabilities and stockholders’ equity	$62,004	$91,808

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
NET SALES	$44,316	$48,400	$128,130	$141,416
COST OF GOODS SOLD	30,659	29,489	89,356	88,629
Gross profit	13,657	18,911	38,774	52,787
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	3,175	7,171	9,784	14,551
Legal and professional fees	1,044	1,601	3,444	4,977
Research and development expenses	—	777	—	2,777
Purchased in-process research and development	7,789	—	7,789	—
Other selling, general and administrative expenses	6,239	9,316	17,153	28,069
Total selling, general and administrative expenses	18,247	18,865	38,170	50,374
INCOME (LOSS) FROM OPERATIONS	(4,590)	46	604	2,413
OTHER EXPENSE, net	(575)	(161)	(898)	(984)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,165)	(115)	(294)	1,429
PROVISION FOR INCOME TAXES	(1,202)	(513)	(3,130)	(1,985)
NET LOSS	$(6,367)	$(628)	$(3,424)	$(556)

PER SHARE INFORMATION:
Basic and diluted net loss per common share	$(0.56)	$(0.05)	$(0.30)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Quarters Ended
	September 28, 2002	September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,424)	$(556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,597	4,617
Amortization of debt issuance costs and discounts	34	142
Purchased in-process research and development	7,789	—
Unrealized foreign currency exchange loss	142	(46)
(Gain) loss on sale of property and equipment	(2)	7
Stock-based compensation	3	731
Deferred income taxes	109	(206)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(637)	(554)
Inventories, net	2,526	10,815
Other current assets	23	(242)
Accounts payable	(3,472)	(3,554)
Accrued liabilities	(534)	2,181
Income taxes payable / prepaid income taxes	(440)	1,611
Unearned revenue	(115)	(212)
Net cash provided by operating activities	3,599	14,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,223)	(2,138)
Proceeds from sale of property and equipment	15	33
Purchase of intangible assets	(13)	(85)
Cash paid for acquisition	(6,589)	(7,012)
Note receivable related to acquisition	(550)	—
Proceeds from settlement of notes receivable related to acquisition	250	—
Deposits and other	(82)	(316)
Net cash used in investing activities	(8,192)	(9,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(2,213)	—
Proceeds from exercise of common stock options	38	803
Net borrowings (repayments) on line of credit	(2,603)	(3,242)
Principal payments on capital lease obligations	(81)	(294)
Debt issuance costs	(156)	—
Proceeds from long-term debt	10,000	—
Principal payments on long-term debt	(14)	(1,891)
Net cash provided by (used in) financing activities	4,971	(4,624)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(67)	(32)

NET INCREASE IN CASH	311	560
CASH AT BEGINNING OF PERIOD	36	259
CASH AT END OF PERIOD	$347	$819

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$655	$821
Cash paid for income taxes	3,462	580

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st.  The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099 (see Note 6).

During the second quarter of 2003, the performance guarantee was met relating to 700,000 shares of the Company’s restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab.  The Company recorded additional purchase consideration of approximately $16,980 for these shares.  The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date (see Note 6).

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position as of September 27, 2003 and the results of operations and cash flows of the Company for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The results of operations for the fiscal 2003 interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market.   Inventories, net of reserves for excess and obsolete items, as of December 28, 2002 and September 27, 2003 consisted of the following (in thousands):

	December 28, 2002	September 27, 2003
Purchased contact lenses	$36,571	$27,698
Manufactured inventories:
Raw materials	109	327
Work in process	210	1,119
Finished goods contact lenses	895	579
Total	$37,785	$29,723

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an antidilutive effect on net income (loss) per common share. As of September 28, 2002 and September 27, 2003, options to purchase 1,150,673 and 686,852 shares of common stock, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares and because the Company incurred losses during the respective periods.  For the quarter and three quarters ended September 27, 2003, Basic and Diluted EPS include the weighted-average impact of 700,000 shares of restricted common stock placed in escrow because the necessary performance conditions were satisfied in June 2003 (see Note 6).

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended September 28, 2002			Quarter Ended September 27, 2003
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(6,367)	11,382	$(0.56)	$(628)	13,103	$(0.05)
Effect of stock options		—			—
Diluted EPS	$(6,367)	11,382	$(0.56)	$(628)	13,103	$(0.05)

	Three Quarters Ended September 28, 2002			Three Quarters Ended September 27, 2003
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(3,424)	11,428	$(0.30)	$(556)	12,547	$(0.04)
Effect of stock options		—			—
Diluted EPS	$(3,424)	11,428	$(0.30)	$(556)	12,547	$(0.04)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarters and three quarters ended September 28, 2002 and September 27, 2003 consists of the following components (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Net loss	$(6,367)	$(628)	$(3,424)	$(556)
Foreign currency translation	87	97	85	(205)
Comprehensive loss	$(6,280)	$(531)	$(3,339)	$(761)

The foreign currency translation adjustment results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore subsidiary financial statements.

NOTE 5.  STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and uses the intrinsic method of accounting for its stock option grants to employees and directors.  Accordingly, no compensation expense has been recognized for these stock option grants.

Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” compensation expense is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in  thousands, except per share amounts):

	Quarter Ended
	September 28, 2002	September 27, 2003
Net loss:
As reported	$(6,367)	$(628)
Fair-value based compensation, net of tax	(217)	(382)
Pro forma	$(6,584)	$(1,010)

Basic and diluted net loss per common share:
As reported	$(0.56)	$(0.05)
Pro forma	$(0.58)	$(0.08)

	Three Quarters Ended
	September 28, 2002	September 27, 2003
Net loss:
As reported	$(3,424)	$(556)
Fair-value based compensation, net of tax	(618)	(921)
Pro forma	$(4,042)	$(1,477)

Basic and diluted net loss per common share:
As reported	$(0.30)	$(0.04)
Pro forma	$(0.35)	$(0.12)

The weighted average per share fair value of options granted during the quarters ended September 28, 2002 and September 27, 2003 was $5.25 and $14.07, respectively.  For the three quarters ended September 28, 2002 and September 27, 2003, the weighted average per share fair value of options granted was $6.61 and $13.92, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Three Quarters Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Risk-free interest rate	4.0%	2.7%	4.0%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	73.1%	74.8%	74.3%	77.0%
Expected life	5 years	5 years	5 years	5 years

NOTE 6.  RECENT ACQUISITIONS

IGEL (ClearLab)

On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.  ClearLab has developed a new brand of contact lens that is expected to provide the Company increased control of inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.  The Company accounted for this transaction under the purchase method in accordance with SFAS No. 141.  The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over 7 years from the acquisition date, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of  $2.1 million to be paid over 5 years from the acquisition date, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively.    The Company obtained a $10 million, five-year term loan from a U.S. bank to provide partial financing for this asset purchase. 1-800 CONTACTS, INC. also executed guarantees for the building and business loans assumed in the transaction.

The 700,000 shares of restricted common stock were placed in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date.  On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003, in accordance with the vesting provisions.  The remainder of the shares held in escrow will be released as follows:  437,500 on January 24, 2004 and 87,500 on July 24, 2004 based on an on October 14, 2003 amendment to the escrow agreement.  For financial reporting purposes, all shares held in escrow are treated as outstanding as of June 6, 2003, the date the performance guarantee was met, and the Company reflected additional purchase consideration for the estimated fair value of these shares of approximately $17.0 million.  The fair value was based upon the closing market price of the Company’s common stock on the date the performance guarantee was met, reduced by an approximate 9% discount due to the restrictions associated with the vesting period of the common stock held in escrow.  This discount was determined by an independent third party appraisal.

The $17.0 million of additional purchase consideration, net of the contingent consideration liability recorded at the purchase date in accordance with SFAS No. 141, was recorded as goodwill.  At September 27, 2003, goodwill related to this transaction amounted to $11.4 million.

The value of the options to purchase 270,000 shares of common stock will be determined and recorded as additional purchase consideration at the applicable vesting dates.  These options vest equally at the end of the third, fourth and fifth years from the acquisition date.

During the second quarter of fiscal 2003, the Company also recorded compensation expense and additional paid-in capital of approximately $0.7 million due to the transfer of 28,000 common shares owned by ClearLab’s chief technology officer to key employees of ClearLab.  The shares transferred represented a portion of the 700,000 shares held in escrow and are subject to the same performance guarantee and vesting provisions. Because the performance conditions were met, and there are no additional contingencies, the fair value of the shares was recorded as compensation expense during the second quarter of fiscal 2003.

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

	Quarter Ended	Three Quarters Ended
	September 28, 2002	September 28, 2002	September 27, 2003

Net sales	$56,369	$165,649	$144,825
Net loss	(6,820)	(8,399)	(442)
Basic and diluted net loss per common share	$(0.56)	$(0.68)	$(0.04)

NOTE 7.  COMMON STOCK TRANSACTIONS

During the three quarters ended September 27, 2003, employees and directors exercised stock options to purchase 117,744 shares of common stock for a total of approximately $803,000.  The Company recorded an increase in additional paid-in capital of approximately $600,000 for the income tax benefit related to these stock option exercises.

During the three quarters ended September 27, 2003, the Company granted nonqualified stock options to purchase 282,303 shares of common stock to employees and directors of the Company.  The exercise prices of the options range from $18.30 to $27.50 per share, which prices were not less than the quoted fair market values at the grant dates. The options vest equally over a four-year period and expire in five to seven years.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of September 27, 2003.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through September 27, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during the three quarters ended September 27, 2003. The repurchased shares were retained as treasury stock to be used for corporate purposes.  As of September 27, 2003, no shares remain in treasury given the use of such shares in connection with the ClearLab and Lens 1st/Lens Express acquisitions

During the three quarters ended September 27, 2003, the Company issued 900,000 shares of restricted common stock as a portion of the consideration for the acquisition of Lens Express and Lens 1st (see Note 6).  Of the 900,000 shares, 772,655 were issued from treasury stock. The 900,000 shares of restricted common stock are subject to a lock-up period of 12 months after the acquisition date of January 30, 2003.  In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.

During the quarter ended June 28, 2003, the performance conditions were met on the 700,000 shares of restricted common stock placed in escrow as part of the purchase consideration for the ClearLab acquisition.  Additionally, the Company recorded compensation expense and additional paid-in capital of $0.7 million due to the transfer of shares owned by ClearLab’s chief technology officer to key employees of ClearLab (see Note 6).

On June 11, 2003, the Company’s Board of Directors approved and adopted, subject to stockholder approval, which will sought in fiscal 2004, certain amendments to the Company’s stock option plan to provide for an increase in the number of shares of common stock reserved for issuance under the plan from 1,240,000 to 1,590,000.

NOTE 8.  DEBT OBLIGATIONS

Effective July 22, 2002, the Company entered into a loan agreement, providing for both a $10 million term loan and a revolving credit facility for borrowings of up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of September 27, 2003 was 70%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through October 3, 2004.  These waivers also established certain new financial covenants.  The Company was in compliance with these modified covenants and all other applicable covenants as of September 27, 2003.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.25 percent at September 27, 2003) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of September 27, 2003, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of September 27, 2003, the remaining availability on the credit facility was $8.2 million. The credit facility was scheduled to expire on April 30, 2003; however, the Company obtained an extension of the maturity date to January 2, 2004.  The Company is in the process of renewing the credit facility.  The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

As of September 27, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.14% at September 27, 2003) until December 3, 2003.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds.  As of September 27, 2003, the Company was in compliance with all applicable covenants.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

NOTE 9.  LEGAL MATTERS

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.  The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, on July 2, 2002, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal with the Kansas Court of Appeals; the Docketing Statement was filed on October 30, 2002.  All pleadings in this appeal have been filed and oral argument was held on August 27, 2003.  The Kansas Court of Appeals should render a decision within the next few weeks.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.  Because the Company was contractually committed to the payments, the monies were designated for research and development activities, and the contact lens developer had no substantive operations, the entire amount of these payments was expensed as research and development in March 2003.  In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development.  In the event that the Company did not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000.  The Company also reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of the entity.  The acquisition of the shares is expected to close within 120 days following September 12, 2003.  As consideration for the shares, the Company will pay approximately $3.2 million in cash and $3.2 million in shares of the Company’s common stock, but has the option to pay the entire purchase price in cash.  In addition, the Company has agreed to pay, for ten years, a per unit royalty to the shareholders of the entity.  During the period between September 12, 2003 and the closing of the acquisition, the Company will continue to pay certain fees and expenses of the entity related to the entity’s research and development activities.   The Company paid $500,000 to the entity on September 15, 2003 for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $2.3 million from March 13, 2003 through September 27, 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives.

Advertising Commitments

As of September 27, 2003, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $2.8 million during the remainder of fiscal 2003 and $15 million in fiscal 2004.

NOTE 11.  SEGMENT INFORMATION

As a result of the acquisition of IGEL (ClearLab), beginning in the third quarter of fiscal 2002, the Company has two operating segments.  These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment.  The Company’s U.S. segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions.  The Company’s Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses.  Operating segment information for the quarter and three quarters ended September 28, 2002 and September 27, 2003 are as follows (in thousands):

	Quarter Ended September 28, 2002			Quarter Ended September 27, 2003
	U.S.	Singapore	Total	U.S.	Singapore	Total
Net sales	$43,401	$915	$44,316	$46,923	$1,477	$48,400
Gross profit	13,445	212	13,657	18,191	720	18,911
Income (loss) from operations	3,305	(7,895)	(4,590)	322	(276)	46

	Three Quarters Ended September 28, 2002			Three Quarters Ended September 27, 2003
	U.S.	Singapore	Total	U.S.	Singapore	Total
Net sales	$127,215	$915	$128,130	$136,755	$4,661	$141,416
Gross profit	38,562	212	38,774	50,984	1,803	52,787
Income (loss) from operations	8,499	(7,895)	604	3,988	(1,575)	2,413

Identifiable segment assets as of September 27, 2003 are as follows (in thousands):

	U.S.	Singapore	Total
Long-lived assets, net	$31,539	$25,359	$56,898
Total assets	62,234	29,574	91,808

NOTE 13.  RELATED PARTY TRANSACTIONS

During the three fiscal quarters ended September 27, 2003, the Company incurred combined expenses of approximately $690,000 to legal firms in which members of the Company’s Board of Directors are partners.  These fees represent the total amount incurred subsequent to the individuals joining the Company’s Board of Directors.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing and development operations in Singapore.  The Company sells all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Trade Relations in March 1991.

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

ClearLab currently manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers.  ClearLab also manufactures and distributes branded and private label contact lenses via distributors and other sales channels.  ClearLab currently has the capacity to produce in excess of 40 million lenses annually, which is enough to service approximately one million two-week disposable contact lens wearers.  ClearLab has developed a new brand of contact lens that is expected to provide the Company increased control of inventory and the flexibility to make a variety of offers to its customers to enhance its capability to provide high quality, cost-effective products.

The Company expects to begin marketing lenses made by ClearLab to its customers in select test markets during the fourth quarter of fiscal 2003 and expects to market these lenses nationally to its customers during 2004.  Based on previous conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner.  The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners.  The Company’s first preference is to sell the customer the lens she is already wearing.  In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

Johnson & Johnson Vision Care Agreement.  In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson Vision Care, to become an authorized retailer of Johnson & Johnson Vision Care contact lenses.  The Company has modified its operating systems in connection with this agreement. The Company implemented new procedures for Johnson & Johnson Vision Care by geographic region based on time zone.  The Company began this implementation in February 2003 and completed it in April 2003. The Company began buying direct from Johnson & Johnson Vision Care during March 2003.

This direct relationship with Johnson & Johnson Vision Care has lowered the Company’s product acquisition costs and allowed it to offer rebates and other incentives not previously available to its customers who wear Johnson & Johnson Vision Care lenses. The Company has also been able to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolves long-standing disputes.

Net sales for the first three quarters of fiscal 2003 were negatively impacted by canceled orders due to prescription verification procedures including most significantly those implemented as part of the Johnson & Johnson Vision Care agreement.  The Company is taking steps to recover these canceled orders, including creating a doctor network through the Cole agreement (discussed below) and establishing a doctor network department to help customers schedule eye exams in order to obtain prescriptions.  The Company is uncertain of the ultimate impact these prescription verification procedures will have on future net sales.

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

Letter of Intent.  On March 13, 2003, the Company signed a letter of intent with a developer and manufacturer of contact lenses, and certain of its shareholders.  The Company agreed to pay the developer and manufacturer of contact lenses a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.  Because the Company was contractually committed to the payments, the monies were designated for research and development activities and the contact lens developer had no substantive operations, the entire amount of these payments was expensed as research and development in March 2003.  In the event that the contact lens technologies are successfully commercialized, the Company will have the right to acquire contact lens products based on the developed technologies on terms no less favorable than those granted or available to any other customer, licensee or other third party.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to the entity on March 14, 2003, which was also expensed as research and development.  In the event that the Company did not exercise the option to purchase the shares of the entity, the Company agreed to pay the entity an additional $800,000 at the end of the option period. The Company also reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of the entity.  The acquisition of the shares is expected to close within 120 days following September 12, 2003.  As consideration for the shares, the Company will pay approximately $3.2 million in cash and $3.2 million in shares of the Company’s common stock, but has the option to pay the entire purchase price in cash.  In addition, the Company has agreed to pay, for ten years, a per unit royalty to the shareholders of the entity.  During the period between September 12, 2003 and the closing of the acquisition, the Company will continue to pay certain fees and expenses of the entity related to the entity’s research and development activities.   The Company paid $500,000 to the entity on September 15, 2003 for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $2.3 million from March 13, 2003 through September 27, 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives.  The Company funded these payments from its revolving credit facility and cash generated from operating activities.

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

As part of the agreement, the Company and Cole are also working together on a variety of cross-marketing programs and promotions of their respective products in select test markets.  The goal of these cross-marketing programs is to find other ways that the Company and Cole can help create value together.

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

The Company has modified its operating systems to give eye care practitioners a minimum of eight business hours to respond to its prescription verification requests for Johnson & Johnson Vision Care products.  Eye care practitioners have the option of receiving these requests by fax. If the eye care practitioner notifies the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company will not ship the order. Absent such notification from the eye care practitioner, the Company will proceed with the sale based on the prescription that was communicated to the eye care practitioner. This system applies to Johnson & Johnson Vision Care orders nationwide with the exception of a few states where the Company has pre-existing agreements to employ more stringent procedures.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2003 is a 53-week year and will end on January 3, 2004.  The fourth quarter of fiscal 2003 will consist of 14 weeks.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	69.2	60.9	69.7	62.7
Gross profit	30.8	39.1	30.3	37.3
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising expense	7.2	14.8	7.6	10.3
Legal and professional fees	2.3	3.3	2.7	3.5
Research and development expenses	—	1.6	—	2.0
Purchased in-process research and development	17.6	—	6.1	—
Other selling, general and administrative expenses	14.1	19.3	13.4	19.8
Total selling, general and administrative expenses	41.2	39.0	29.8	35.6
INCOME (LOSS) FROM OPERATIONS	(10.4)	0.1	0.5	1.7
OTHER EXPENSE, net	(1.3)	(0.3)	(0.7)	(0.7)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11.7)	(0.2)	(0.2)	1.0
PROVISION FOR INCOME TAXES	(2.7)	(1.1)	(2.5)	(1.4)
NET LOSS	(14.4)%	(1.3)%	(2.7)%	(0.4)%

Net sales.  Net sales for the quarter ended September 27, 2003 increased 9.2% to $48.4 million from $44.3 million for the quarter ended September 28, 2002.  For the three quarters ended September 27, 2003, net sales increased 10.4% to $141.4 million from $128.1 million for the three quarters ended September 28, 2002.  Net sales (excluding ClearLab) for the third quarter and the first three quarters of fiscal 2003 were $46.9 million and $136.8 million, respectively.  For the third quarter and first three quarters of fiscal 2002, net sales (excluding ClearLab) were $43.4 million and $127.2 million, respectively. The increase in net sales is mainly due to the acquisition of Lens Express and Lens 1st on January 30, 2003, although the Company has realized fewer incremental sales from customers of these operations than it had originally expected. Also, the increase in net sales is partially due to an increase in advertising.

Net sales for the first three quarters of fiscal 2003 were negatively impacted by canceled orders due to prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement and in response to changes in some state laws.  The Company is taking steps to recover these canceled orders, including development of a doctor network through the Cole agreement and establishing a doctor network department to help customers schedule eye exams in order to obtain prescriptions.  The Company is uncertain of the ultimate impact these prescription verification procedures will have on future net sales.

The Company plans to spend about $6 million on advertising during the fourth quarter of fiscal 2003, including a variety of cross-marketing programs and promotions with Cole in select test markets.

On August 1, 2003, the Company lowered its retail prices to its customers on Johnson & Johnson Vision Care products.  The Company had increased its retail prices on select Johnson & Johnson Vision Care products during December 2001 and has now lowered the prices to levels similar to those prior to the December 2001 increase.  During the third quarter of fiscal 2003, Johnson & Johnson Vision Care products accounted for approximately 40% of the Company’s net sales.

Gross profit.  Gross profit as a percentage of net sales increased to 39.1% for the quarter ended September 27, 2003 from 30.8% for the quarter ended September 28, 2002.  For the three quarters ended September 27, 2003, gross profit as a percentage of net sales increased to 37.3% from 30.3% for the three quarters ended September 28, 2002.  During the first three quarters of fiscal 2003, the Company realized the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products, partially offset by the lowering of the retail price to its customers on Johnson & Johnson Vision Care products as mentioned above.

The Company expects gross profit as a percentage of net sales for the fourth quarter of 2003 to remain at about the same level as achieved during the third quarter of fiscal 2003.  The Company anticipates higher gross profit margins during 2004 as a result of improved pricing from vendors.

Advertising expense.  Advertising expense for the quarter ended September 27, 2003 increased $4.0 million, or 125.9%, from the quarter ended September 28, 2002.  As a percentage of net sales, advertising expense increased to 14.8% for the third quarter of fiscal 2003 from 7.2% for the third quarter of fiscal 2002.  For the three quarters ended September 27, 2003, advertising expense increased $4.8 million, or 48.7% from the three quarters ended September 28, 2002.  As a percentage of net sales, advertising expense increased from 7.6% for the first three quarters of fiscal 2002 to10.3% for the first three quarters of fiscal 2003.  Advertising spending for the fourth quarter of fiscal 2003 is expected to be about $6 million.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended September 27, 2003 increased $0.6 million, or 53.4%, from the quarter ended September 28, 2002.  As a percentage of net sales, legal and professional fees increased to 3.3% for the third quarter of fiscal 2003 from 2.3% for the third quarter of fiscal 2002.  For the three quarters ended September 27, 2003, legal and professional fees increased $1.5 million, or 44.5%, from the three quarters ended September 28, 2002.  As a percentage of net sales, legal and professional fees increased to 3.5% for the first three quarters of fiscal 2003 from 2.7% for the first three quarters of fiscal 2002.  During the first three quarters of fiscal 2003, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry on behalf of itself and consumers to improve consumers’ choice and access to prescriptions.  The Company expects to continue to incur significant legal and professional fees as it continues this proactive approach until these anticompetitive barriers are eliminated.

Research and development expenses.  Research and development expenses for the quarter ended September 27, 2003 were $0.8 million, or 1.6% of net sales.  For the three quarters ended September 27, 2003, research and development expenses were $2.8 million, or 2.0% of net sales.  The Company did not have any research and development expenses in the first three quarters of fiscal 2002.  The majority of this amount relates to outsourced research and development activities with a developer and manufacturer of contact lenses.   During the third fiscal quarter of 2003, the Company exercised an option to acquire all of the shares of common stock of the developer and manufacturer of contact lenses.  The acquisition of the shares is expected to close within 120 days following September 12, 2003.  During the period between September 12, 2003 and the closing of the acquisition, the Company will continue to pay certain fees and expenses of the entity related to the entity’s research and development activities.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended September 27, 2003 increased $3.1 million, or 49.3%, from the quarter ended September 28, 2002.  As a percentage of net sales, other selling, general and administrative expenses increased to 19.3% for the third quarter of fiscal 2003 from 14.1% for the third quarter of fiscal 2002.  ClearLab accounted for about $0.4 million of the increase for the third quarter of fiscal 2003.    The Company also incurred approximately $0.5 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $0.4 million relating to ongoing operations of facilities acquired from Lens 1st.  The Company’s employee costs for its main U.S. operations increased by approximately $1.3 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business.  The Company’s other operating expenses increased due to the increased level of business activity.

For the three quarters ended September 27, 2003, other selling, general and administrative expenses increased $10.9 million, or 63.6%, from the three quarters ended September 28, 2002.  As a percentage of net sales, other selling, general and administrative expenses increased to 19.8% for the first three quarters of fiscal 2003 from 13.4% for the first three quarters of fiscal 2002.  ClearLab accounted for about $2.5 million of the increase for the first three quarters of fiscal 2003.  ClearLab’s results include non-cash compensation expense of approximately $0.7 million relating to the grant of shares of 1-800 CONTACTS’ common stock owned by ClearLab’s chief technology officer to key employees of ClearLab.  The Company also incurred approximately $0.3 million in integration costs related to the acquisition of Lens Express and Lens 1st, $1.3 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $1.3 million relating to operations of facilities acquired from Lens 1st. The Company incurred approximately $0.2 million related to a former executive officer’s severance agreement and approximately $0.3 in recruiting expenses due to executive management searches.  The Company’s employee costs for its main U.S. operations increased by approximately $3.1 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business. The Company’s other operating expenses increased due to the increased level of business activity.

Other expense, net.  Other expense was approximately $0.2 million and $1.0 million for the quarter and three quarters ended September 27, 2003, respectively, compared to approximately $0.6 million and $0.9 million for the quarter and three quarters ended September 28, 2002, respectively.  The decrease in other expense for the third quarter of fiscal 2003 from the third quarter of fiscal 2002 is mainly due to lower interest expense resulting from decreased use of the revolving credit facility during the third quarter of 2003.  For the first three quarters of fiscal 2003 and 2002, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisition of IGEL.  In addition, during the first three quarters of fiscal 2003, the Company recorded a foreign exchange gain, relating primarily to an intercompany loan to ClearLab, of approximately $0.1 million compared to a $(0.1) million foreign exchange loss during the first three quarters of fiscal 2002.

Income taxes.  For the three quarters ended September 27, 2003, the Company recorded an effective income tax rate (excluding ClearLab) of 51.9% compared to 39.5% for the three quarters ended September 28, 2002.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The increase in the effective income tax rate results from the estimated annual increase in nondeductible expenses, including those relating to the Company’s lobbying efforts, in relation to the estimated pre tax income.  ClearLab is taxed separately in its tax jurisdiction of Singapore.  During the first three quarters of fiscal 2003, the Company did not record a tax benefit for the loss from ClearLab’s operations due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of September 27, 2003, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.    The Company anticipates that its fiscal 2003 effective income tax rate will be approximately 52.0% for its U.S. operations and that no tax benefit will be recorded for ClearLab’s operations.  If future changes cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

Operating activities.  For the three quarters ended September 27, 2003 and September 28, 2002, net cash provided by operating activities was approximately $14.7 million and $3.6 million, respectively.  In the fiscal 2003 period, cash was provided primarily by a decrease in inventories partially offset by a decrease in accounts payable.  In the fiscal 2002 period, cash was provided primarily by net income from the U.S. Operations and a decrease in inventories partially offset by decreases in accounts payable and accruals and the build up of accounts receivable in ClearLab.  Historically, the Company has maintained higher levels of inventory to ensure a sufficient supply of products than would be required if the Company were able to purchase directly from all contact lens manufacturers.  The Company anticipates further reductions in inventory in subsequent quarters as it continues negotiations with its suppliers.

Investing activities.  The Company used approximately $9.5 million and $8.2 million for investing activities in the three quarters ended September 27, 2003 and September 28, 2002, respectively.  In the fiscal 2003 period, the Company paid approximately $7.0 million in cash (including $0.5 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.  The remaining consideration consisted of 900,000 shares of restricted Common Stock of the Company and the assumption of approximately $4.1 million of current liabilities. In the fiscal 2002 period, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL.  The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transactions costs), $8.9 million in assumed building and business loans, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of $2.1 million, 700,000 shares of restricted common stock of the Company and 270,000 common stock options of the Company.

Capital expenditures for infrastructure improvements for the three quarters ended September 27, 2003 and September 28, 2002 were approximately $2.1 million and $1.2 million, respectively.  Of the fiscal 2003 amount, approximately $1.2 million related to the Singapore operations.  The Company anticipates additional capital expenditures in fiscal 2003 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and Singapore operations.

Financing activities.  During the three quarters ended September 27, 2003 and September 28, 2002, net cash (used in) provided by financing activities was approximately $(4.6) million and $5.0 million, respectively.  During the fiscal 2003 period, the Company had net repayments on its credit facility of approximately $3.2 million and made principal payments on debt obligations and capital lease obligations of approximately $1.9 million, which were partially offset by proceeds of $0.8 million from the exercise of common stock options.   During the fiscal 2002 period, the Company repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million and made net repayments on its credit facility of approximately $2.6 million.  The Company also obtained a $10 million term loan from its current lender to provide partial financing of its acquisition of IGEL and made minor payments on the capital lease and debt obligations assumed in the acquisition.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of September 27, 2003.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions   From inception of its authorized repurchase programs through September 27, 2003, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during the three quarters ended September 27, 2003.  The repurchased shares were retained as treasury stock to be used for corporate purposes.  As of September 27, 2003, no shares remain in treasury given the use of such shares in connection with the ClearLab and Lens 1st/Lens Express acquisitions.

Effective July 22, 2002, the Company entered into a loan agreement with a U.S. bank, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility are limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and is reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage is 50%.  The percentage as of September 27, 2003 was 70%.  The outstanding borrowings are secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contains various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.  As of December 28, 2002, the Company was not in compliance with the minimum net income covenant or the leverage ratio covenant.  However, the Company obtained waivers through October 3, 2004.  These waivers also established certain new financial covenants.  The Company was in compliance with these modified covenants and all other applicable covenants as of September 27, 2003.

The U.S. bank term loan bears interest at a floating rate equal to the bank’s prime interest rate plus 0.50 percent or 3.0 percent above the bank’s LIBOR for the applicable period.  As of September 27, 2003, the U.S. bank term loan interest rate was fixed at the 180-day LIBOR rate plus 3% (4.14% at September 27, 2003) until December 3, 2003. Interest is payable monthly.  Principal payments are due quarterly until maturity on June 30, 2007.  As of September 27, 2003, the Company’s outstanding balance on the term loan was approximately $8.2 million.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.25 percent at September 27, 2003) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of September 27, 2003, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest is payable monthly. The credit facility also includes an unused credit fee equal to one-eighth of one percent, payable quarterly.  As of September 27, 2003, the remaining availability on the credit facility was $8.2 million. The credit facility was scheduled to expire on April 30, 2003, however the Company obtained an extension of the maturity date to January 2, 2004.  The Company is in the process of renewing the credit facility.  The Company expects that the credit facility will be renewed prior to the expiration of the extension; however, there can be no assurance that the facility will be renewed with similar terms.

At September 27, 2003, the Company had an unsecured, non-interest bearing note to ClearLab’s president and chief technology officer with a principal balance of SGD$2,875,000 (USD$1,662,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At September 27, 2003, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,625,000 (USD$4,985,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of September 27, 2003, the Company was in compliance with all applicable covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

At September 27, 2003, the Company also had a note payable to the parent of IGEL with a principal balance of SGD$6,892,000 (USD$3,984,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore facility.  The majority of the leases were assumed in connection with the Company’s acquisition of IGEL.  As of September 27, 2003, the present value of future minimum lease payments was approximately SGD$566,000 (USD$328,000) with a majority of payments scheduled through fiscal 2004.

On March 13, 2003, the Company signed a letter of intent to pay a non-refundable sum equal to $1.5 million to be used by an entity for research and development activities relating to contact lenses.  Of the amount, $700,000 was paid on March 14, 2003 and the remaining $800,000 was paid on June 13, 2003.  In addition, the Company was granted a six-month option to acquire this entity or acquire a worldwide license for $100,000. On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of the entity.  The acquisition of the shares is expected to close within 120 days following September 12, 2003.  As consideration for the shares, the Company will pay approximately $3.2 million in cash and $3,.2 million in shares of the Company’s common stock, but has the option to pay the entire purchase price in cash.  In addition, the Company has agreed to pay, for ten years, a per unit royalty to the shareholders of the entity.  During the period between September 12, 2003 and the closing of the acquisition, the Company will continue to pay certain fees and expenses of the entity related to the entity’s research and development activities.  The Company paid $500,000 to the entity on September 15, 2003 for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $2.3 million from March 13, 2003 through September 27, 2003 (inclusive of the $161,000 in costs) related to these research and development initiatives.  The Company funded these payments from its revolving credit facility and cash flow generated from operating activities.  The Company expects to fund any future amounts payable under this arrangement through borrowings under its revolving credit facility.

During the third fiscal quarter, the Company entered into a five-year license and royalty agreement requiring minimum payments aggregating to $400,000 over the term of the agreement.

The Company believes that its cash on hand, together with cash generated from operations and the borrowings available through the credit facility will be sufficient to support current operations through the next year. The Company may be required to seek additional sources of funds for accelerated growth or continued growth beyond that point, and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, which could adversely affect the Company’s business, financial position, liquidity, and results of operations.

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

Contractual Obligations and Commitments

Subsequent to December 28, 2002 there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business, other than the letter of intent signed on March 13, 2003.  The letter of intent, as described above, committed the Company to pay a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  The entire amount has been paid as of September 27, 2003.  The Company also reimbursed the entity and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the transactions contemplated by the letter of intent.  On September 12, 2003 the Company exercised the option to acquire all of the shares of common stock of the entity.  The acquisition of the shares is expected to close within 120 days following September 12, 2003.  As consideration for the shares, the Company will pay approximately $3.2 million in cash and $3.2 million in shares of the Company’s common stock, but has the option to pay the entire purchase price in cash.  In addition, the Company has agreed to pay, for ten years, a per unit royalty to the shareholders of the entity.  During the period between September 12, 2003 and the closing of the acquisition, the Company will continue to pay certain fees and expenses of the entity related to the entity’s research and development activities.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.   The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  The Company adopted this statement during the third quarter of 2003.  There was no impact on the financial statements of the Company.

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

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements.

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

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  An impairment analysis requires the use of expected future undiscounted cash flows over the remaining useful life of the asset.  As of September 27, 2003, the Company determined that no impairment existed.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s recent acquisitions of ClearLab and Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

•                                          The Company may incur unforeseen costs or not realize all of the anticipated benefits from its new relationships with Johnson & Johnson Vision Care and Cole; and

•                                          The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of September 27, 2003, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, and U.S. bank term loan were approximately $10.7 million as of September 27, 2003. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate.  As of September 27, 2003, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.3 million.  If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its Singapore operations and the intercompany balances between its U.S. and Singapore operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $11.0 million that are denominated in Singapore dollars and mature over the next seven years.  For the three quarters ended September 27, 2003, the Company recorded a foreign currency transaction gain of approximately $46,000.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 0.4 percent (strengthening of the U.S. dollar) from December 29, 2002 through November 3, 2003.  From the date of acquisition, July 24, 2002, through November 3, 2003 the exchange rate has fluctuated approximately (0.4) percent (weakening of the U.S. dollar).  If the Singapore dollar weakens against the U.S. dollar by an additional 10 percent, the Company would record an additional $887,000 foreign currency loss on the intercompany balances that exist as of September 27, 2003.  The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

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

Item 6.                                   Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Description of Exhibit
10.1	Employment Agreement between the Company and Brian W. Bethers.
10.2	Eighth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

Current Report on Form 8-K filed July 8, 2003, filing of Press Release Announcing the Execution of an Agreement between Cole National Corporation and the Company.

Current Report on Form 8-K filed July 10, 2003, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan.
Current Report on Form 8-K filed July 29, 2003, filing of Press Release Announcing Operating and Financial Results for the Second Quarter Ended June 28, 2003.
Current Report on Form 8-K filed August 25, 2003, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: November 10, 2003	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	President and Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	Chief Financial Officer