Form 10-K
period 2004-01-03
1 800 CONTACTS INC
filed 2004-03-18
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-23633

1-800 CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0571643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 E. Wadsworth Park Drive, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 924-9800

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

☒  Yes                                                          ☐  No

The aggregate market value of voting common equity held by non-affiliates of the registrant as of June 28, 2003 at a closing sale price of $25.00 as reported by the Nasdaq National Market (“Nasdaq”) was approximately $173.0 million.  Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2004, the Registrant had 13,114,777 shares of Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 21, 2004 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K (the “Form 10-K”).

1-800 CONTACTS, INC.

PART I

Item 1.                                                           Business.

Overview

1-800 CONTACTS, INC. (the “Company”) was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock.  The Company’s principal executive office is located at 66 E. Wadsworth Park Drive, Draper, Utah 84020, and its telephone number is (801) 924-9800.  The Company maintains various websites on the Internet, including, “www.1800contacts.com”, “www.contacts.com” and “www.contactlenses.com”.  The Company provides on these websites, free of charge, periodic and current reports as soon as is reasonably practicable after such material is filed with or furnished to the SEC.

The Company is the leading direct marketer of replacement contact lenses. The Company recently announced that it had shipped its ten millionth order to more than 5 million customers since inception. Through its easy-to-remember, toll-free telephone number, “1-800 CONTACTS” (1-800-266-8228), and through its Internet addresses, the Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision. The Company’s high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service.  As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 95% of its orders within one business day of receipt and verification of prescriptions.

The Company’s Internet sales channel continued to grow in fiscal 2003 and enhances the Company’s ability to cost effectively serve its customers. The Company’s Internet sales accounted for approximately half of its total revenue during 2003.  Its online presence enables the Company to operate more efficiently by substantially reducing the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

The Company markets its products through a national advertising campaign that aims to increase recognition of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases.  As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer awareness and repeat business. The Company spent approximately $20.2 million on advertising in fiscal 2003 and has invested more than $130 million in its national advertising campaign over the last several years.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd).  Subsequent to year-end, ClearLab Pte Ltd has been renamed ClearLab International.  ClearLab International will be the principal marketing organization for the Company’s international wholesale manufacturing business, focusing on the marketing of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers.  ClearLab International manufactures a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials.

On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom.  VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”).  The business will operate as a manufacturing affiliate of ClearLab International.  The Company has recently completed the testing of its manufacturing capabilities for ClearLab UK’s daily products and is currently expanding its production capabilities.  The Company will increase its product offerings to the international markets in fiscal 2004, as it begins to market the products.

ClearLab International’s and ClearLab UK’s development and manufacturing capabilities also provide the Company with greater access to future contact lens products for the U.S. retail market.  This is critical to the Company’s strategy should the Company’s access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

For more information regarding recent transactions by the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions.”

Industry Overview

Industry analysts estimate that over 50% of the United States population needs some form of corrective eyewear.  Contact lenses are a convenient, cost-effective alternative to eyeglasses.  The number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing.  The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are generally replaced on a daily, weekly, or bi-weekly basis.

Traditionally, contact lenses were sold to consumers almost exclusively by either ophthalmologists or optometrists (referred to herein collectively as “eye care practitioners”).  Eye care practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and subsequently provide replacement lenses.  Because the initial fitting of contact lenses requires a prescription written by an eye care practitioner, the initial sale of contact lenses still takes place primarily in this manner.  Over the last two decades, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers.

The Company believes that increased consumer awareness of the benefits of the direct marketing of contact lenses will lead to further growth of this method of buying and selling contact lenses.  Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing.  In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel.  The direct marketing industry continues to grow as many retail customers have migrated towards the convenience and service offered by home shopping.  The Company expects the direct marketing segment of the contact lens industry to grow in tandem with the growth in the direct marketing industry as a whole.  Penetration of mail order direct marketing in the contact lens segment of the market remains in the single digit percentage points.  This lags in comparison to the penetration of direct marketing of other prescription items such as pharmaceuticals.  The company remains optimistic that there is great potential for growth as the contact lens segment enjoys the same growth that the corresponding pharmaceutical market has experienced.

The Company believes that the growth and acceptance of the Internet presents significant opportunities for direct marketers of contact lenses such as the Company.  The factors driving this growth include the increasing number and decreasing cost of personal computers in homes and offices, technological innovations providing easier, faster and cheaper access to the Internet, the proliferation of content and services being provided on the Internet and the increasing use of the Internet by businesses and consumers as a medium for conducting business.

The Internet possesses a number of unique and commercially powerful characteristics that differentiate it from traditional media: users communicate or access information without geographic limitations; users access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously. The Internet has created a dynamic and particularly attractive medium for commerce; empowering customers to gather more comparative purchasing data than is feasible with traditional commerce systems, to shop in a more convenient manner and to interact with sellers in many new ways.  The Company believes that the Internet provides a convenient and efficient medium for the sale of replacement contact lenses.

Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers.  Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby limiting a patient’s choice to purchase lenses from a direct marketer.  Until recently, substantially all of the major manufacturers of contact lenses refused to sell contact lenses directly to direct marketing companies and sought to prohibit their distributors from doing so.  These traditional barriers to the direct marketing of contact lenses have been reduced and may be completely eliminated in the future.  For example, Congress recently passed the Fairness to Contact Lens Consumers Act (“FCLCA”), requiring all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted, whether they ask for it or not.  The FCLCA also requires all eye care practitioners to respond to direct marketers’ requests to verify patient prescriptions and provides that their failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The regulatory body which oversees the necessity of vigorous competition in the market – the Federal Trade Commission (“FTC”) has been tasked by Congress to study and report its findings on the overall competitiveness of the contact lens market and any recommendations it may have to improve competition.  This study and findings may lead to even further pro-consumer initiatives on which the Company may capitalize. Likewise, nearly all of the manufacturers are now subject to legal injunctions requiring them to sell contact lenses to direct marketers under certain conditions or have specific agreements with the Company to supply it contact lenses.  See “Purchasing and Principal Suppliers” and “Government Regulation.”

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

The Company has access to all of the major brands and product types in the industry, including spherical, toric, multifocal and colored lenses either directly from the manufacturer or through distributors.   The Company’s sales by brand and product type are representative of the industry.

The Company maintains the World’s largest inventory of contact lenses.  Given the proliferation of SKUs in the industry via numerous brands, colored and specialty lenses, the Company’s substantial inventory provides contact lens wearers with ready access to their lenses.

The Company is a direct marketer of replacement contact lenses and does not provide eye examinations or related services to its customers.  The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision.  The Company stocks a large inventory of lenses from which it can ship approximately 95% of its orders within one business day of receipt and verification of prescriptions.  The Company believes that its large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in direct marketing of contact lenses.

The Company purchases products directly from certain manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, and CooperVision. See “Purchasing and Principal Suppliers.”  The Company’s products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer.  From time to time, the Company purchases contact lenses that were labeled as “samples” by the manufacturer.  Such lenses are sometimes offered by the Company to customers as part of promotional programs at reduced prices.

The Company’s wholly owned subsidiary, ClearLab International, manufactures injection cast molded soft contact lenses on a contract basis for various contact lens manufacturers.  ClearLab International also manufactures and distributes branded and private label contact lenses via distributors and other sales channels internationally.  ClearLab International produces a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials.

On February 24, 2004, the Company completed the acquisition of VisionTec (now known as ClearLab UK), a developer and manufacturer of daily contact lenses based in the United Kingdom.  ClearLab UK has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  The business will operate as a manufacturing affiliate of ClearLab International.  The Company has recently completed the testing of its manufacturing capabilities for ClearLab UK’s daily products and is currently expanding its production capabilities.  The Company will increase its product offerings to the international markets in fiscal 2004, as it begins to market the products.

Based on previously conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner.  The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell certain brands to the Company and seek to sell these same brands exclusively to eye care practitioners.  The Company also believes that by educating consumers as to specific eye care practitioners’ anti-consumer activities - and as appropriate, recommending more consumer focused eye care practitioners - that it can influence the consumer decision making process which will directly affect overall practices in the industry.  The Company’s first preference is to sell to the customer the lens she is already wearing.  In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

The Company also offers certain products related to contact lenses including solutions and lens cases for storing contact lenses.  The Company offers solutions produced by CIBA Vision and purchased directly from CIBA Vision.  The lens cases are produced by and purchased from an outside party on a contract basis.

Customers and Marketing

The Company’s direct marketing customers are located principally throughout the United States.  The percentage of the Company’s customers that are located in each state is approximately equal to the percentage of the United States population, which resides in such state, with the largest concentration of the Company’s customers residing in California.  The Company strives to deliver a high level of customer service in an effort to maintain and expand its loyal customer base.  The Company utilizes a focused marketing strategy that is designed to enhance the awareness and value of its brand.  The Company continually researches and analyzes new ways in which to advertise its products. After identifying an attractive potential new advertisement or advertising medium, the Company commits to such advertising for an initial test period. After the initial test period, the Company continues to closely monitor its advertising in order to identify and react to trends and patterns as appropriate.

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

During 2003, the Company spent approximately $20.2 million on advertising and intends to increase advertising spending in fiscal 2004 as it continues its nationwide advertising campaign. The Company’s advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases.  In addition, the Company intends to continue its direct marketing campaign to its more than 5 million customers through the U.S. mail and e-mail.

A brief description of the principal components of the Company’s national advertising campaign is set forth below:

Broadcast.  The Company utilizes a nationwide broadcast advertising campaign with significant purchases on both cable and network television.  The Company’s television ads typically focus on making the process of replacing contact lenses easier for consumers by rapidly delivering to customers the same contact lenses offered by eye care practitioners and by streamlining an otherwise complicated process of ordering prescription medical devices from an alternative seller.  The Company believes that its easy-to-remember phone number and Internet addresses make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS brand name.

Internet.  The Company uses the Internet as a means of marketing in an effort to drive new and repeat traffic. The Company uses emails as an effective tool to provide reminders to existing customers when it is time to reorder.  The Company continues to seek opportunities to expand its presence within highly trafficked content sites.

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

ClearLab International markets its products internationally and is expected to market ClearLab UK products in 2004.  Based on previous test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner.  The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell their brands to the Company and seek to sell their brands exclusively to eye care practitioners.  The Company also believes that by educating consumers as to specific eye care practitioners’ anti-consumer activities - and as appropriate, recommending more consumer focused eye care practitioners - that it can influence the consumer decision making process which will directly affect overall practices in the industry.  The Company’s first preference is to sell to the customer the lens she is already wearing.  In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

ClearLab International’s customers include various international contact lens manufacturers and distributors.  ClearLab International currently manufactures frequent replacement disposable lenses for one of the leading contact lens manufacturers.

Operations

Direct Marketing

The primary components of the Company’s direct marketing operations include its teleservices, order entry, Internet order taking, prescription verification, doctor referral network, customer service and distribution and fulfillment.

Teleservices, Order Entry, Internet Order Taking and Customer Service.  The Company provides its customers with toll-free telephone access to its Customer Service Representatives (“CSRs”).  The Company’s call center generally operates from 6:00 a.m. to 10:00 p.m. (MST) Monday through Thursday, 6:00 a.m. to 9:00 p.m. (MST) on Friday, 7:00 a.m. to 9:00 p.m. (MST) on Saturday and 8:00 a.m. to 4:00 p.m. (MST) on Sunday.  Customers may place orders via the Internet 24 hours a day, 7 days a week.  Potential customers may also obtain product, pricing or other information over the Internet or through an interactive voice response system.  The Company’s orders are received by phone, Internet, mail, facsimile and electronic mail.  CSRs process orders directly into the Company’s proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number.  CSRs are provided with a sales script and are trained to provide information about promotional items.  Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

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

The Company continually upgrades and enhances its management information systems.  The Company believes its management information systems have the capacity to handle up to 30,000 calls per day. The Company’s CSRs currently handle approximately 8,000 calls per day.

Prescription Verification.  The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the recently enacted federal Fairness to Contact Lens Consumer Act (“FCLCA”).    The FCLCA requires that contact lenses only be sold to consumers based on a valid prescription.  Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to properly respond within the communicated time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.  The Company believes that it is complying with the regulations of the new federal Act.  See “Government Regulation”.

Internet.  The Company’s principal websites, www.contacts.com and www.1800contacts.com, provide customers with a quick, efficient and cost-effective source for obtaining replacement contact lenses 24 hours a day, 7 days a week.  The Company is continually upgrading the content and functionality of its website.  The website allows customers to easily browse and purchase substantially all of the Company’s products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience.  The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort.  The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking.  During the call center’s operating hours, the Company offers service and support to its Internet customers over the telephone.  The Company also provides e-mail support to customers 24 hours a day, 7 days a week.  The Company’s website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

The Company’s online service automates the processing of customer orders, interacts with the management information systems and allows the Company to gather, store and use customer and transaction information in a comprehensive and cost-efficient manner. The Company’s website contains customized software applications that interface with the Company’s management information systems.

The Company maintains a database containing information compiled from customer profiles, shopping patterns, sales data and eye care practitioner prescribing habits.  The Company analyzes information in this database to develop targeted marketing programs and provide personalized and enhanced customer service.  This database is scaleable to permit large transaction volumes.  The Company’s systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs.

The Company uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer’s information.  The Company maintains an Internet firewall to protect its internal systems and all credit card and other customer information.

Doctor Referral Network.  The company has a referral agreement with Cole National and select independent practitioners nationally.  When a customer’s prescription is found to be invalid or expired, the Company can now facilitate the process of obtaining an eye examination.  This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to retain its customers.

Distribution and Fulfillment.  Approximately 95% of the Company’s orders are shipped within one business day of receipt and verification of prescriptions.  Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer.  A shipping and handling fee is generally charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check.  Customers have the option of having their order delivered by overnight courier for an additional charge.  The Company’s management information systems automatically determine the anticipated delivery date for each order.

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

The Company’s distribution center is approximately 84,000 square feet and is strategically located near the Salt Lake City, Utah international airport.

Customer Service

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

The Company believes this is a unique offering for Internet, phone or mail order companies, allowing it to recapture customer orders that would otherwise need to be cancelled under Federal law.

Manufacturing

Prior to the acquisition of ClearLab UK, all of ClearLab International’s products were manufactured in one production facility located in Singapore.  See “Properties.” This facility currently has the capacity to produce in excess of 40 million lenses annually and is operating at approximately 40 to 45 percent of capacity.  ClearLab International manufactures its soft contact lenses by way of injection cast molding of plastic molds in which it doses various polymers. This process yields dry lenses which are then hydrated to their final wet state in order to become a complete lens. ClearLab International also has the ability to wet cast mold lenses. In wet cast molding, the lenses are formed fully hydrated.   With the acquisition of ClearLab UK, the Company has added an additional production facility in the UK.  The Company will have the capability to develop and manufacture daily contact lenses in this facility using a unique proprietary process.

Management Information Systems

The Company has developed proprietary management information systems that integrate the Company’s order entry and order fulfillment operations.  The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service.  The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company’s inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions; (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses and (vi) communicate directly with eye care provider’s offices to accurately verify contact lens prescriptions.

The management information systems provide the Company’s CSR with real-time product availability information for substantially all of its products through a direct connection with the Company’s distribution center, whereupon information is immediately updated as lenses are shipped.  In addition, Internet customers can obtain real-time product availability information for many products.  The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer.  CSRs also have access to records of all prior contact with a customer, including the customer’s address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax.  Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses.  If a customer’s order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR contacts the customer to inform them of the delay.

After an order has been entered into the management information systems either by a CSR or directly by a customer through the company’s order entry system on its internet website, it is sent through the Company’s verification process to attempt to confirm the validity of the prescription.  Once it is verified or the verification hold time has elapsed (see Government Regulations section) it is sent to the Company’s distribution center via a direct connection.  If the prescription is expired or determined to be invalid during the verification process, the order is then cancelled and the customer’s information is made available to the Company’s national doctor network department to inform the customer of the cancellation.  At this time one of the Company’s doctor network specialists offers to assist the customer by referring the customer to a Cole National or independent doctor within its national doctor referral network, which includes independent eye care practitioners as well as those participating in the Cole agreement, and provides the customer with promotional offers which includes an offer for a discounted eye exam.

After the distribution center receives an order, the invoice for the order is printed and the customer’s credit card is charged, if applicable.  The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order.  Tracking, manifesting, billing and other shipping functions are integrated into the Company’s management information systems so that all necessary bar codes and tracking information for shipment via independent couriers are printed directly on the Company’s shipping label, and separate labeling or a separate computer is not needed to ship packages via independent couriers.

After the invoice for an order is printed at the Company’s distribution center, the order is pulled from inventory and scanned to ensure that the prescription and quantity of each item matches the order in the Company’s management information systems.  Audible notices inform the shipping agent of any errors in the order.  After the order has been scanned for accuracy, the management information systems update the Company’s inventory level.  Then the order is placed in a box folded by the Company’s automated box folder and is sent to an automatic sealer. After the package leaves the sealer, another scanner reads the bar code on the shipping label to determine which method of shipment is being used, adds the package to the appropriate carrier’s manifest and directs the appropriate hydraulic diverter to push the package into the appropriate carrier’s shipping bin.

The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch.  This system is further protected by a generator capable of supporting the Company’s call center operations for a period of five days.  All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company’s data is transmitted to various offsite locations as well as an onsite fireproof safe.  There can be no assurance that the Company’s back-up system will be sufficient to prevent an interruption in the Company’s operations in the event of disruption in the Company’s management information systems, and an extended disruption in the management information systems could adversely affect the Company’s business, financial condition and results of operations.

Purchasing and Principal Suppliers

Until recently, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so.  After opening direct accounts with Ciba Vision and Bausch and Lomb, the Company began buying directly from Johnson & Johnson Vision Care during March 2003. Currently, Ocular Sciences is the only remaining major manufacturer who refuses to sell directly to the Company.  Historically, the Company has purchased a substantial portion of its products from unauthorized distributors, but currently the Company purchases the majority of its products directly from the manufacturers with the exception of all Ocular Sciences products and select CooperVision products. The purchases from unauthorized distributors are expected to decrease in the future as the Company expands its purchasing relationships in the industry and as Federal regulatory authorities analyze the business practices of manufacturers which refuse to sell to direct marketing companies.

As a result of some manufacturers’ refusal to sell to the Company, the Company is not an authorized dealer for some of the products it sells.  In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs.  Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future.  The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 46 percent, 35 percent and 23 percent of its contact lenses purchased in fiscal 2001, 2002 and 2003, respectively.  The Company’s top three suppliers accounted for approximately 70 percent, 63 percent and 59 percent of the Company’s inventory purchased in fiscal 2001, 2002 and 2003, respectively.  The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices.  In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.  In that regard, the Company does not have any contracts with manufacturers or distributors of contact lenses which provide for an absolute guarantee of supply to the Company.

During the latter part of 2003, the Company reached agreements with its top three vendors for improved pricing and marketing support.  This support will come in the form of cooperative marketing and proprietary rebate programs designed to promote the manufacturer’s products and build sales.   The Company believes it is one of the largest U.S. customers for the three largest contact lens manufacturers.

ClearLab International has developed a new brand of contact lenses that is expected to provide the Company increased control of inventory and the flexibility with which to make a variety of offers to its customers and to enhance its capability to provide high quality, cost-effective products.  These manufacturing capabilities also provide the Company with greater access to contact lens products for future distribution in the U.S. should the Company’s access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

Competition

The retail sale of contact lenses is a highly competitive and fragmented industry.  Traditionally, contact lenses were sold to customers almost exclusively by eye care practitioners in connection with providing them an eye examination.  Competition for patients and the revenue related to providing contact lenses to those customers significantly increased as optical chains and large discount retailers began providing optical services and has further intensified with the entry of direct marketers such as the Company.  The Company believes that the eye care profession suffers from a surplus of eye care practitioners and that the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains, mass merchandisers and direct marketers.  Consequently, the competition amongst eye care practitioners to acquire customers and the competition to provide replacement lenses to such customers has intensified.  To a lesser extent, the Company also competes with manufacturers of eyeglasses and providers of other vision correction, including refractive surgical procedures.

The Company’s principal competitors include ophthalmologists and optometrists in private practice.  The Company also competes with national optical chains, such as Cole Vision, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam’s Club and Costco.  In addition, the Company competes with other direct marketers of contact lenses.  The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with contact lens manufacturers which in some cases afford those competitors with better pricing terms, access to supply and other sales and marketing programs.  In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company.  The Company believes that the principal elements of competition in the industry include price, product availability, customer service and consumer awareness.

In addition, the manufacturing of contact lenses is highly competitive.  With respect to its manufacturing operations, the Company faces competition from other contact lens manufacturers such as Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision.  Most of the Company’s competitors have substantially greater resources to invest in product development and customer support, and greater access to financial and other resources than the Company.

Government Regulation

Direct Marketing

Federal Regulation

Contact lenses are regulated by the Food and Drug Administration (“FDA”) as “medical devices.”  The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations.  Rigid gas permeable and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear.  These regulations generally apply only to the manufacturing of contact lenses, and therefore do not directly impact the direct marketing operations of the Company. Federal regulations also require the labels on “medical devices” to contain adequate instructions for their safe and proper use.  However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device.  Devices which fall within this exception must contain as part of their labeling the statement “Caution: Federal law restricts this device to sale by or on the order of                   (physician or other licensed practitioner),” the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device.  The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA.  Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties, or prosecution.  To date, the FDA has not taken any such action against the Company.

In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”) which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also requires all eye care practitioners to respond to direct marketers’ requests to verify consumer prescriptions and provides that their failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period) and that the time for expiration shall not begin to run until the eye care practitioner has given the patient a copy of his or her prescription.  It also directs the Federal Trade Commission (“FTC”) to promulgate implementing rules and to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months. This FTC study will specifically address, among other things, the use of doctor exclusive brands (i.e., contact lenses available only for sale from an eye care practitioner) and other practices that impede competition.

The FCLCA also requires that contact lenses only be sold to consumers based on a valid prescription.  Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.

The Company believes that the FCLCA eliminates much of the previous legal risk and uncertainty associated with numerous differing and often ambiguous or archaic state laws and regulations that had previously governed the sale of contact lenses.  In addition, as eye care practitioners begin to automatically release contact lens prescriptions to their patients (as required by the FCLCA) the Company expects that it will be easier for consumers to send a copy of their prescription to the Company and that more consumers will become aware of their option to purchase contact lenses from the Company rather than their prescriber.  At the same time, the Company anticipates that its adherence to the FCLCA’s new requirements nationwide will result in it canceling a greater portion of its customers’ orders due to their prescriptions being expired or otherwise invalid. The Company’s net sales for fiscal 2003 were negatively impacted by canceled orders due to the prescription verification procedures implemented as part of its agreement with Johnson & Johnson Vision Care (the “Johnson & Johnson Vision Care Agreement”).  Since the FCLCA’s prescription verification requirements closely resemble those of its Johnson & Johnson Vision Care Agreement, the Company expects that there will be a similar impact on its non-Johnson & Johnson Vision Care orders.

State Regulation

Although the FCLCA overrides state laws or regulations that purport to impose stricter prescription verification procedures on direct marketers or that otherwise conflict with the general purposes and objectives of the FCLCA, the sale and delivery of contact lenses to consumers may also be subject to limited regulation by the state where the customer is located.  For example, a substantial number of states require that contact lenses only be sold by persons licensed or registered to do so under that state’s laws.  A dispenser may be required to be licensed as an eye care professional (i.e., optometrist, ophthalmologist or optician) or to be licensed or registered as a contact lens seller depending on the requirements of the particular state in which the customer is located.  Such state laws or regulations may or may not run afoul of the FCLCA or other federal or constitutional requirements depending on their particular provisions.  Neither the Company nor any of its employees is a licensed eye care professional in many of the states in which the Company does business.

Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor.  Such required compliance could result in: (i) increased costs to the Company; (ii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iii) misdemeanor penalties and civil fines.  The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably.  The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company’s compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.  The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses.  The Company’s practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis.

It is the opinion of management, after discussion with legal counsel, that the Company has formulated an appropriate policy, and as needed, takes appropriate steps to address the various notices it has received or may in the future receive.  See “Legal Proceedings” for formal complaints filed against the Company concerning its business practices.

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

Under the FDC Act, clearance or approval by the FDA is required prior to the commercialization of a medical device.  The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices.  The nature of the clearance or approval procedures is dependent on the classification of the medical device in question.  Class I medical devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s quality systems regulations governing all medical device manufacturing.  Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines.  Class III medical devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness, are generally life-sustaining, life-supporting devices or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices.

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

Most of Clearlab International’s products have 510(k) clearance and any new products under development, including ClearLab UK’s, to be marketed in the United States will undergo clinical studies to support a 510(k) or PMA.    There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance.  The Company cannot assure that it will be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a manufacturer of medical devices, ClearLab International is required to register with the FDA and comply with the FDA’s Code of Federal regulations quality system requirements. These regulations require that ClearLab International manufacture products and maintain manufacturing, testing and control activities records in a prescribed manner, and maintain careful records of, and control over, device design development.  Further, ClearLab International and the Company are required to comply with FDA requirements for labeling and promoting products.  ClearLab International is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if the FDA finds ClearLab International to be not in compliance with applicable laws and regulations.  If the FDA believes that ClearLab International may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place ClearLab International under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against ClearLab International, its officers or its employees.  In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on ClearLab International and the Company.

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

ClearLab International is subject to routine inspection by the FDA for compliance with quality systems requirements, MDR requirements, and other applicable regulations.  The Company cannot assure that it will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operation.  The Company believes that all of its products offered for sale have received all required FDA approvals or clearance, and that it is in substantial compliance with FDA regulations, including quality systems and MDR requirements.

International Regulation

ClearLab International’s products also are subject to regulation in other countries in which its products are sold.  The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications.  The number and scope of these laws and regulations are increasing.  In particular, medical devices in the EU are subject to the EU’s medical devices directive (the “Directive”).

Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for CE marking.  “CE marking” means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.

In order to qualify for CE marking, the manufacturer must comply with the “Essential Requirements” of the Directive, relating to the safety and performance of the product.  In order to demonstrate compliance, a manufacturer is required to undergo a conformity assessment, which includes assessment of the manufacturer’s quality assurance system by self-selected certification organizations referred to as a “Notified Body.”  After all necessary conformity assessment tests have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the Directive, CE marking may be affixed on the products concerned.  ClearLab

International has undergone such conformity assessment and has received CE marking authorization for all products that it currently markets in the EU.

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

The Company has certain intellectual property rights, including patents important to the operations of ClearLab International and ClearLab UK and various other patent applications relating to contact lenses and the manufacturing of contact lenses.

Employees

As of January 3, 2004, the Company had 819 full-time and part-time employees, including 600 in the United States and 219 in Singapore. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 2.                                                           Properties.

The Company’s headquarters and call center operations are located in approximately 77,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City.  The operating leases relating to these facilities expire in 2009.

The Company’s distribution center is approximately 84,000 square feet and is located near the Salt Lake

City, Utah international airport.  The operating lease term for the distribution center has been extended through December 2005.

The ClearLab International manufacturing facility is located in Singapore.  All manufacturing activities are conducted in approximately 110,000 square feet of space at this location of which approximately half is used for operations.  ClearLab International leases a portion of the building to other tenants.  The Company has a leasehold interest in the building with approximately 17 years remaining.

Item 3.                                                           Legal Proceedings.

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.  The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, on July 2, 2002, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal with the Kansas Court of Appeals; the Docketing Statement was filed on October 30, 2002.  All pleadings were timely filed and an oral argument was held on August 27, 2003.   On November 7, 2003, the Kansas Court of Appeals reversed the trial court’s order that entered summary judgment in favor of the Board.  The Appellate court remanded the case back to the trial court for further proceedings.  Thus, as a result of the Appellate court’s order, there is no injunction against the Company, and the matter is again pending before the trial court.  The parties have each submitted proposed orders to the trial court.  The Board has asked the court to re-enter summary judgment in its favor, and to reinstate the injunction.  The Company has asked the court to dismiss the case, based either on the lack of any basis for injunctive relief, or because the case is now moot based on changes to Kansas law which took effect while the case was pending on appeal, or based on the recent passage of the FCLCA which took effect on February 4, 2004.  As of the date of this summary, the trial court has made no ruling, and the case remains pending.

From time to time the Company is involved in other legal matters generally incidental to its business.

It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders in the fourth quarter of fiscal 2003.

Item 4A.                                                  Executive Officers of the Registrant.

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name	Age	Position
Jonathan C. Coon	34	Chief Executive Officer and Director
Brian W. Bethers	44	President and Chief Financial Officer
John F. Nichols	43	Vice President, Trade Relations and Director
Kevin K. McCallum	42	Senior Vice President, Marketing and Sales
Robert G. Hunter	37	Vice President, Finance and Treasurer
R. Joe Zeidner	38	Chief Legal Officer and Secretary
S. Todd Witzel	33	Chief Information Officer
Graham Mullis	41	President and Managing Director of ClearLab International
David M. Saylor	44	Vice President, Operations
Steve Newman	47	Chief Technology Officer of ClearLab International

Jonathan C. Coon is a co-founder of the Company and has served as Chief Executive Officer and Director of the Company since its founding in 1995.  Mr. Coon received his Bachelor’s Degree from Brigham Young University in 1994.  Mr. Coon has over ten years of experience in the contact lens distribution industry.

Brian W. Bethers is President and Chief Financial Officer of the Company.  He joined the company in 2003 from TAC Worldwide, a privately held technology staffing company in Dedham, Massachusetts where he served as Chief Financial Officer.  Prior to TAC Worldwide, Mr. Bethers was Chief Financial Officer of SupplierMarket.com, where he led the company’s financial expansion and SEC registration for an IPO prior to the company’s sale to Ariba Corporation in 2000.  Prior to this, Mr. Bethers was Chief Financial Officer of Host Marriott Services.  He led the company’s listing on the New York Stock Exchange in 1995 and sale in 1999.  Mr. Bethers previously spent ten years at Marriott Corporation in various finance and development positions.  He received both a Bachelor of Arts degree and MBA from Brigham Young University.

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

Kevin K. McCallum has served as Senior Vice President, Marketing and Sales of the Company since 2003.  Prior to his current position, Mr. McCallum served as Vice President, Marketing of the Company since March 2000.  Prior to joining the Company, Mr. McCallum, a 9-year veteran of Procter & Gamble from 1991 to 2000, served as a Director of Marketing for several of Procter & Gamble’s global laundry and cleaning brands.  Prior thereto, Mr. McCallum served as a line officer in the U.S. Navy from 1984 to 1989.  Mr. McCallum received a Bachelor’s Degree from the United States Naval Academy and an MBA from the Georgia Institute of Technology.

Robert G. Hunter has served as Vice President, Finance of the Company since 2000.  Prior to the arrival of Mr. Bethers in 2003, Mr. Hunter served as Interim Chief Financial Officer for six months.   Prior to becoming Vice President, Finance, Mr. Hunter served as the Corporate Controller since November 1997.  Before joining the Company, Mr. Hunter served as an auditor with Hawkins, Cloward & Simister LC from November 1993 to 1997 and with Arthur Andersen LLP from April 1992 to November 1993.  Mr. Hunter is a Certified Public Accountant.  Mr. Hunter graduated summa cum laude with a Bachelor’s Degree from Brigham Young University, where he also earned a Masters of Accountancy Degree.

R. Joe Zeidner has served as Vice President, Legal Affairs and Chief Legal Officer of the Company since 2003.  Mr. Zeidner has served as the General Counsel of the Company since September 2000 and as the Corporate Secretary since February 2001. Prior to joining the Company, Mr. Zeidner served as regulatory General Counsel of Pharmanex, Inc., a Utah-based vitamin and supplement manufacturer and distributor, from 1998 to 2000. Prior to that, Mr. Zeidner served as Northeast Asia General Counsel of Nu Skin Japan and Nu Skin Korea and worked at Pfizer pharmaceutical from 1989 to 1991.   Mr. Zeidner received a Bachelor’s degree in Japanese and Communications from Brigham Young University and a law degree from the J. Reuben Clark School at Brigham Young University.

S. Todd Witzel has served as Chief Information Officer of the Company since 2003.  Prior to his current position, Mr. Witzel served as both the Director of Information Technology and the Manager, Management Information Systems since joining the Company in November 1996.  Before joining the Company, Mr. Witzel worked as a computer programmer for Access Software from 1992 to 1996.

Graham Mullis has served as President and Managing Director of ClearLab International since 2002.  He also serves as Director of Clearlab Pte Ltd.  He has more than 10 years experience in leading medical device businesses and 8 years in the contact lens industry. He was the Managing Director of Biocompatibles Hydron, and sold the business to CooperVision  for $125 million. He launched the Proclear™ range of contact lenses at Biocompatibles, which is now a major product line for CooperVision , the fourth largest contact lens manufacturer in the world.  He is leading the expansion of 1-800 CONTACTS overseas as well as leading Clearlab International. He has a bachelor’s degree in Biochemistry & Physiology from Southampton University and an MBA from Warwick Business School.

David Saylor has served as Vice President of Operations since June 2003.  Mr. Saylor joined the Company in 2003 from Sloan Valve Company, a privately held plumbing products manufacturer located in Franklin Park, Illinois, where he was Director of Operations.  Previously, Mr. Saylor was Plant Manager for TRW Automotive, Jackson Michigan Plant, where he led a five-year expansion of that brake manufacturing facility, adoption of JIT/Lean Manufacturing and QS9000 quality certification.  Prior to this, Mr. Saylor was Director of Program Management for VarityKelsey-Hayes.  Mr. Saylor’s experience includes 13 years of operations and manufacturing management and nearly 10 years in engineering. He received a Bachelor of Science, Metallurgical Engineering from Michigan Technological University in 1984.

Steve Newman is serving as Chief Technology Officer of Clearlab International.  He has more than 25 years experience in the contact lens industry, specifically in the area of manufacturing and lens design. He holds numerous patents in the area of toricidal and spherical contact lens designs and their manufacturing methods. Prior to joining Clearlab International he was R&D Manager for Hydron Pty Ltd Australia, Director of Capricornia Australia, and recently Chief Executive Officer for Igel Visioncare Pte Ltd. He will lead all of the research and development activities for the Company.

There are no family relationships between any executive officer or director of the Company.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “CTAC.”  The Common Stock commenced trading on February 10, 1998.  The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

High

Low

Fiscal Year ended December 28, 2002:
First Quarter	$12.48	$10.26
Second Quarter	15.25	10.90
Third Quarter	13.55	7.95
Fourth Quarter	27.28	8.31
Fiscal Year ended January 3, 2004:
First Quarter	28.56	17.26
Second Quarter	26.58	20.19
Third Quarter	24.61	18.70
Fourth Quarter	23.00	19.67

Holders

As of March 3, 2004, there were approximately 81 holders of record of Common Stock.  The Company believes that it has a significantly larger number of beneficial holders of Common Stock.

Dividends

The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s results of operations, financial condition, capital requirements and contractual restrictions.  In addition, the Company’s revolving credit facility prohibits the Company from paying any cash dividends on its Common Stock.

Recent Sales of Unregistered Securities

On July 24, 2002, the Company acquired certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab International), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.

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

The 700,000 shares of restricted common stock were placed in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date.  On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003, and 437,500 shares were released on January 24, 2004.  The remaining 87,500 shares held in escrow will be released on July 24, 2004.

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

The shares and options related to these transactions were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  In that regard, each of the sellers represented to the Company that he/it was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6.           Selected Financial Data.

The financial data as of and for the years ended January 1, 2000 (“fiscal 1999”), December 30, 2000 (“fiscal 2000”), December 29, 2001 (“fiscal 2001”), December 28, 2002 (“fiscal 2002”) and January 3, 2004 (“fiscal 2003) have been derived from the consolidated financial statements of the Company.  The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$98,525	$144,971	$169,036	$168,580	$187,303
Cost of goods sold	59,416	86,367	103,093	118,181	116,873
Gross profit	39,109	58,604	65,943	50,399	70,430
Advertising expense	20,238	25,603	26,850	12,642	20,191
Legal and professional fees	454	870	2,838	4,738	6,352
Research and development	—	—	—	247	4,625
Purchased in-process research and development	—	—	—	7,789	—
Other operating expenses	11,548	15,251	19,874	23,870	37,615
Total operating expenses	32,240	41,724	49,562	49,286	68,783
Income from operations	6,869	16,880	16,381	1,113	1,647
Other income (expense), net	(41)	198	(252)	(1,186)	(1,167)
Income (loss) before provision for income taxes	6,828	17,078	16,129	(73)	480
Provision for income taxes	(701)	(6,604)	(6,265)	(3,931)	(1,918)
Net income (loss)	$6,127	$10,474	$9,864	$(4,004)	$(1,438)

Basic net income (loss) per common share(1)	$0.49	$0.88	$0.85	$(0.35)	$(0.11)
Diluted net income (loss) per common share(1)	$0.48	$0.86	$0.84	$(0.35)	$(0.11)

Balance Sheet Data (at the end of year):
Working capital	$14,837	$9,359	$18,388	$19,997	$12,266
Total assets	25,054	26,108	50,405	62,004	86,931
Total debt (including current portion)	30	3,265	12,526	26,610	18,319
Stockholders’ equity	18,701	13,964	23,753	17,597	55,207

(1)          On July 24, 2000, the Company effected a two-for-one stock split.  All share and per share information has been adjusted retroactively to give effect to this stock split.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a leading direct marketer of replacement contact lenses.  The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Trade Relations in March 1991.  The Company’s net sales have grown rapidly from $3.6 million in fiscal 1996 to $187.3 million in fiscal 2003.

Recent Transactions

Lens Express / Lens 1st.  On January 30, 2003, the Company acquired certain assets and assumed certain liabilities of Lens Express LLC and Camelot Ventures/CJ, L.L.C. d/b/a Lens 1st (collectively, the “Seller”), two leading U.S. mail order contact lens retailers. The assets acquired included databases, customer information, web sites and Internet addresses or domain names, telephone numbers, certain specified contracts and intellectual property rights. In addition, acquired assets included certain property, equipment, inventories, receivables and prepaid expenses. With the exception of specifically identified liabilities, the Company did not assume the liabilities of the Seller. The liabilities assumed by the Company included certain of the Seller’s identified contracts, accounts payable, accrued liabilities, certain customer program obligations and severance obligations as of January 30, 2003.

The consideration paid by the Company consisted of approximately $7.0 million in cash (including $0.5 million in transaction costs), 900,000 shares of restricted Common Stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities. The 900,000 shares of restricted common stock were subject to a lock-up period of 12 months after the acquisition date of January 30, 2003. In connection with the acquisition, the Company entered into a registration rights agreement granting the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted Common Stock.  The Company funded the cash consideration portion of the asset purchase from its revolving credit facility.

Subsequent to fiscal 2003, the Company announced that it will be consolidating the operating facility acquired from Lens 1st into its principal operating facilities in Utah, effective by the end of the first quarter of fiscal 2004.

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

Supplier Agreements. During the latter part of 2003, the Company reached agreements with its top three vendors for improved pricing and marketing support.  This support will come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales.  As part of its ongoing relationship with its suppliers, the Company annually reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

Letter of Intent (Purchase of VisionTec).  On March 13, 2003, the Company signed a letter of intent with  VisionTec, a developer and manufacturer of contact lenses based in the United Kingdom, and certain of its shareholders.  The Company agreed to pay VisionTec a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.    In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to VisionTec on March 14, 2003.  In the event that the Company did not exercise the option to purchase the shares of the VisionTec, the Company agreed to pay the entity an additional $800,000.  The Company also reimbursed VisionTec and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of VisionTec.  During the period between September 12, 2003 and the closing of the acquisition on February 24, 2004, the Company continued to pay certain fees and expenses of the entity related to the entity’s research and development activities.   The Company paid approximately $2.1 million to VisionTec from September 12, 2003 through January 3, 2004 and $536,000 from January 3, 2004 through February 24, 2004, for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004  (inclusive of the $161,000 in costs) related to these research and development initiatives.

On February 24, 2004, the Company completed the acquisition of the shares of VisionTec (subsequently renamed ClearLab UK).  The transaction was accomplished as a purchase of all of the stock of the entity.  The consideration paid included approximately $3.2 million in cash and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of VisionTec for a period of ten years.   The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

IGEL (ClearLab International).  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab International).  The results of operations of ClearLab International are included in the consolidated results of the Company from the date of the acquisition.

 ClearLab International manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers, as well as, manufactures and distributes branded and private label contact lenses via distributors and other sales channels outside the U.S.  It produces a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials for the future.  ClearLab International markets its products principally in Europe and other international markets.

The consideration paid by the Company consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over seven years from the acquisition date, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of  $2.1 million to be paid over five years from the acquisition date, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively.    The Company obtained a $10 million, five-year term loan from a U.S. bank to provide partial financing for this asset purchase. 1-800 CONTACTS, INC. also executed guarantees for the building and business loans assumed in the transaction.

The 700,000 shares of restricted common stock were placed in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date.  On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003, and an additional 437,500 shares were released on January 24, 2004 in accordance with the vesting provisions.  The remaining 87,500 shares held in escrow will be released on July 24, 2004 based on an October 14, 2003 amendment to the escrow agreement.  For financial reporting purposes, all shares held in escrow are treated as outstanding as of June 6, 2003, the date the performance guarantee was met, and the Company reflected additional purchase consideration for the estimated fair value of these shares of approximately $17.0 million.  The fair value was based upon the closing market price of the Company’s common stock on the date the performance guarantee was met, reduced by an approximate 9% discount due to the restrictions associated with the vesting period of the common stock held in escrow.  This discount was determined by an independent third party appraisal.

The $17.0 million of additional purchase consideration, net of a contingent consideration liability of $5.4 million recorded at the purchase date in accordance with SFAS No. 141, was recorded as goodwill.  At January 3, 2004, goodwill related to this transaction amounted to $11.5 million.

The value of the options to purchase 270,000 shares of common stock will be determined and recorded as additional purchase consideration at the applicable vesting dates.  These options vest equally at the end of the third, fourth and fifth years from the acquisition date.

During the second quarter of fiscal 2003, the Company also recorded compensation expense and additional paid-in capital of approximately $0.7 million due to the transfer of 28,000 common shares owned by ClearLab International’s chief technology officer to key employees of ClearLab International.  The shares transferred represented a portion of the 700,000 shares held in escrow and are subject to the same performance guarantee and vesting provisions. Because the performance conditions were met, and there are no additional contingencies, the fair value of the shares was recorded as compensation expense.

Subsequent to year-end, ClearLab was renamed ClearLab International.  ClearLab International will be the principal sales organization for the Company’s international wholesale manufacturing business.

Johnson & Johnson Vision Care Agreement.  In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson Vision Care to become an authorized retailer of Johnson & Johnson Vision Care contact lenses.  The Company modified its operating systems in connection with this agreement. The Company implemented new procedures for Johnson & Johnson Vision Care by geographic region based on time zone.  The Company began this implementation in February 2003 and completed it in April 2003. The Company began buying direct from Johnson & Johnson Vision Care during March 2003.

This direct relationship with Johnson & Johnson Vision Care has lowered the Company’s product acquisition costs and allowed it to offer rebates and other incentives not previously available to its customers who wear Johnson & Johnson Vision Care lenses. The Company has also been able to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolved long-standing disputes.

Net sales for fiscal 2003 were negatively impacted by canceled orders due to prescription verification procedures including most significantly those implemented as part of the Johnson & Johnson Vision Care agreement. The Company is taking steps to recover these canceled orders, including creating a doctor network through the Cole agreement and establishing a doctor network department to help customers schedule eye exams in order to obtain prescriptions.  The Company is uncertain of the ultimate impact these prescription verification procedures will have on future net sales.

Regulatory Considerations

The sale and delivery of contact lenses are governed by both Federal and state laws and regulations, including the recently enacted federal Fairness to Contact Lens Consumer Act (“FCLCA”).    The FCLCA requires that contact lenses only be sold to consumers based on a valid prescription.  Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to properly respond within the communicated time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. See “Government Regulation” under Item 1 of Part I of this Form 10-K.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2001 ended December 29, 2001; fiscal 2002 ended December 28, 2002; and fiscal 2003 ended January 3, 2004.  Fiscal 2001 and 2002 were 52-week years.  Fiscal 2003 is a 53-week year and ended on January 3, 2004.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.0	70.1	62.4
Gross profit	39.0	29.9	37.6
Advertising	15.9	7.5	10.8
Legal and professional	1.7	2.8	3.4
Research and development	0.0	0.1	2.5
Purchased in-process research and development	0.0	4.6	0.0
Other operating expenses	11.7	14.2	20.1
Total operating expenses	29.3	29.2	36.8
Income from operations	9.7	0.7	0.8
Other expense, net	(0.2)	(0.8)	(0.6)
Income (loss) before provision for income taxes	9.5	(0.1)	0.2
Provision for income taxes	(3.7)	(2.3)	(1.0)
Net income (loss)	5.8%	(2.4% )	(0.8% )

Fiscal Year 2003 Compared to Fiscal Year 2002

Net sales.  Net sales for fiscal 2003 increased 11% to $187.3 million from $168.6 million for fiscal 2002.  Net sales (excluding ClearLab International) for fiscal 2003 and 2002 were $181.3 million and $166.5 million, respectively.  The increase in net sales is mainly due to the acquisition of Lens Express and Lens 1st on January 30, 2003, although the Company has realized fewer incremental sales from customers of these operations than it had originally expected.  ClearLab International net sales for fiscal 2003 and 2002 (for the period subsequent to the acquisition date of July 24, 2004) were $6.0 million and $2.1 million, respectively.

Also, the increase in net sales is partially due to an increase in advertising.  The Company plans to spend about $25 to $30 million on advertising during the fiscal 2004, including nearly $9 million in the first quarter of fiscal 2004.  During the latter part of 2003, the Company also reached agreements with its top three suppliers for improved pricing and marketing support.  The support will come mainly in the form of rebates and cooperative marketing arrangements, which will begin during the first quarter of fiscal 2004 and continue throughout fiscal 2004.

Net sales for fiscal 2003 were negatively impacted by canceled orders due to prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement and in response to changes in some state laws.  The Company has taken steps to minimize these canceled orders, including continued development of a doctor network through the Cole agreement and the establishment of a doctor network department to help obtain the necessary prescription information that is required to complete an order.  During fiscal 2003, the Company’s order cancellation rate increased an estimated ten percentage points from the Company’s order cancellation rate in fiscal 2002, due mainly to these verification procedures.  Subsequent to the FCLCA taking effect on February 4, 2004, the Company’s cancellation rate has increased from the rate which occurred during fiscal 2003 as the Company has extended its verification procedures used in response to the Johnson & Johnson Vision Care agreement and certain state laws nationally.   The Company is successfully recovering a portion of these cancelled orders through the implementation of the above noted order recovery procedures. The Company is uncertain of the ultimate long-term impact that these prescription verification procedures required by the Act and the Company’s efforts to recover the canceled sales will have on future net sales.

On August 1, 2003, the Company lowered its retail prices to its customers on Johnson & Johnson Vision Care products.  The Company had increased its retail prices on select Johnson & Johnson Vision Care products during December 2001.  The Company’s retail prices for Johnson & Johnson Vision Care products are now at levels similar to those prior to the December 2001 increase.  During fiscal 2003, Johnson & Johnson Vision Care products accounted for approximately 40% of the Company’s net sales.

Gross profit.  Gross profit as a percentage of net sales increased to 37.6% for fiscal 2003 from 29.9% for fiscal 2002.  During fiscal 2003, the Company realized the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products, partially offset by the lowering of the retail price to its customers for Johnson & Johnson Vision Care products as mentioned above.

The Company expects gross profit as a percentage of net sales for fiscal 2004 to improve slightly from the level achieved during fiscal 2003. The majority of the expected benefits from the new supplier agreements are expected to come in the form of rebates and cooperative marketing arrangements, rather than in the form of improved pricing on inventory purchases.  However, the Company could see further improvement in gross profit as a percentage of net sales during fiscal 2004 if it can reach an agreement with the one remaining manufacturer from which it does not purchase directly.

Advertising.  Advertising expense for fiscal 2003 increased $7.5 million, or 59.7%, from fiscal 2002.  As a percentage of net sales, advertising expense increased to 10.8% for fiscal 2003 from 7.5% for fiscal 2002.  The Company plans to spend about $25 to $30 million on advertising during fiscal 2004, including nearly $9 million in the first quarter of fiscal 2004.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

The Company expenses all advertising costs when the advertising first takes place.  As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of the Company’s printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company’s assessment of prevailing market opportunities.   The Company does not defer any direct response advertising costs because its ability to track individual sales to specific advertising campaigns is restricted as a result of the variety of advertising vehicles utilized.

Legal and professional.  Legal and professional fees for fiscal 2003 increased $1.6 million, or 34.1%, from fiscal 2002.  As a percentage of net sales, legal and professional fees increased to 3.4% for fiscal 2003 from 2.8% for fiscal 2002.  During fiscal 2003, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry.

On February 4, 2004, the FCLCA became effective.  This was a significant step in the Company’s proactive approach to eliminate these anticompetitive barriers.  With the passing of the Fairness to Contact Lens Consumers Act, the Company expects consolidated legal and professional fees to decrease by as much as $2.0 million in fiscal 2004.  However, the Company will continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry, including the implementation and enforcement of the FCLCA.

Research and development.  Research and development expenses for fiscal 2003 increased $4.4 million to $4.6 million from $0.2 million in fiscal 2002.  The majority of this amount relates to payments to ClearLab UK for research and development activities on behalf of the Company.  On February 24, 2004, the Company acquired ClearLab UK.  The Company plans to incur additional research and development expenses during fiscal 2004 as it continues to develop lens materials, manufacturing processes and other contact lens technologies. Fiscal 2004 research and development costs will be dependent on progress with research and development efforts and the results of the international sales and marketing efforts.

Other operating expenses.  Other operating expenses for fiscal 2003 increased $13.7 million, or 57.6%, from fiscal 2002.  As a percentage of net sales, other operating expenses increased to 20.1% for fiscal 2003 from 14.2% for fiscal 2002.  ClearLab International accounted for about $2.7 million of the fiscal 2003 increase. ClearLab International’s results include non-cash compensation expense of approximately $0.7 million relating to the grant of shares of 1-800 CONTACTS’ common stock owned by ClearLab International’s chief technology officer to key employees of ClearLab International.  The Company also incurred approximately $0.3 million in integration costs related to the acquisition of Lens Express and Lens 1st, approximately $1.8 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $1.7 million relating to ongoing operations of facilities acquired from Lens 1st.  The Company’s employee costs for its U.S. operations increased by approximately $4.9 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business.  Included in this increase was approximately $0.2 million related to a former executive officer’s severance agreement and approximately $0.3 in recruiting expenses due to executive management searches.

Subsequent to fiscal 2003, the Company announced that it will be consolidating the operating facility acquired from Lens 1st into its principal operating facilities in Utah, effective by the end of the first quarter of fiscal 2004.  The Company anticipates this will reduce other operating expenses by as much as $1.0 million, net of expected costs associated with the consolidation, during fiscal 2004.

The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  For fiscal 2003 and 2002, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisition of ClearLab.  In addition, during fiscal 2003, the Company recorded a foreign exchange gain, relating primarily to an intercompany loan to ClearLab International of approximately $223,000 compared to a $9,000 foreign exchange loss during fiscal 2002.

Income taxes.  For fiscal 2003, the Company recorded an effective income tax rate (excluding ClearLab International) of 55% compared to 42% for fiscal 2002.   The increase in the effective income tax rate results from the increase in nondeductible expenses, including those relating to the Company’s lobbying efforts, in relation to the pre tax income. ClearLab International is taxed separately in its tax jurisdiction of Singapore.  During fiscal 2003, the Company did not record a tax benefit for the loss from ClearLab International’s operations due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of fiscal 2003, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.   During fiscal 2003, the Company’s Singapore operations applied for a pioneer tax certificate.  This pioneer tax certificate allows for a seven year tax holiday with an extension for an additional three years if certain conditions are met.  The tax holiday has clawback provisions if the Company does not continually meet certain requirements.  The tax holiday reduces the Singapore statutory tax rate from 22% to 0% on qualified income.   The Company’s future effective tax rate will depend upon future taxable income.  The Company anticipates that its fiscal 2004 effective income tax rate will be closer to historical rates, should the Company achieve its targeted operating profit.

Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales.  Net sales for fiscal 2002 decreased slightly to $168.6 million from $169.0 million for fiscal 2001.  Net sales (excluding ClearLab International) for fiscal 2002 were $166.5 million.  The decrease in net sales was mainly due to a decline in new sales as a result of spending less on advertising as part of the Company’s effort to manage demand for Johnson & Johnson Vision Care products in response to Johnson & Johnson Vision Care’s refusal to sell to the Company during fiscal 2002.  During fiscal 2002, the Company spent approximately $14.2 million, or 53%, less on advertising than in fiscal 2001. ClearLab International’s net sales for fiscal 2002 were $2.1 million.

The decline in new sales was partially offset by the increase in repeat sales as the Company continues to realize the benefits of a strong customer base.  Repeat sales for fiscal 2002 increased 13% to $134.5 million, or 81% of net sales (excluding ClearLab International), from $119.2 million, or 71% of net sales, for fiscal 2001.  The Company also believes that its net sales reflect some of the benefits of its significant investment in its national advertising campaign over the last several years and its commitment to customer service.

In addition, the Company continued to refine its marketing efforts to its customer base, to enhance its website and to highlight its website in its advertising.  Internet sales for fiscal 2002 were $70.7 million, or 42% of net sales (excluding ClearLab International), as compared to $67.6 million, or 40% of net sales, for fiscal 2001.

During fiscal 2002, the Company passed on a portion of the wholesale price increases on Johnson & Johnson Vision Care products through increased retail prices for these products to its customers.  During May 2002, increased levels of Johnson & Johnson Vision Care products allowed the Company to move the standard quantity of Johnson & Johnson Vision Care contact lenses offered to customers back to historical quantities consistent with what the Company offers with other manufacturers’ products.  During February 2003, the Company once again began offering quantity discounts on all Johnson & Johnson Vision Care contact lenses.  The Company initially suspended these quantity discounts in June 2001 because of the higher wholesale prices.

Gross profit.  Gross profit as a percentage of net sales decreased to 29.9% for fiscal 2002 from 39.0% for fiscal 2001.  During fiscal 2002, gross profit was largely impacted by the increase in wholesale prices paid for Johnson & Johnson Vision Care products. To offset some of the increase in wholesale prices paid for Johnson & Johnson Vision Care products, the Company raised its retail prices on Johnson & Johnson Vision Care products during December 2001.  During fiscal 2002, Johnson & Johnson Vision Care products accounted for about 40% of the Company’s net sales. Gross profit during fiscal 2002 was also negatively impacted by product discounts the Company offered in Texas and various other states to offset the inconvenience its customers were experiencing trying to obtain prescriptions from their eye care practitioners.

Advertising.  Advertising expense for fiscal 2002 decreased $14.2 million, or 52.9%, from fiscal 2001.  As a percentage of net sales, advertising expense decreased to 7.5% for fiscal 2002 from 15.9% for fiscal 2001.  The decrease in advertising expense was part of the Company’s ongoing effort to manage demand for Johnson & Johnson Vision Care products in response to Johnson & Johnson Vision Care’s refusal to sell to the Company.

Legal and professional.  Legal and professional fees for fiscal 2002 increased $1.9 million, or 66.9%, from fiscal 2001.  As a percentage of net sales, legal and professional fees increased to 2.8% for fiscal 2002 from 1.7% for fiscal 2001.  During fiscal 2002, the Company incurred significant legal and professional fees related to its legal matters and its increased efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry on behalf of itself and consumers.  This legal effort included investing resources to ensure that the multi-district litigation settlement agreement with Johnson & Johnson allowed the Company to purchase contact lenses directly from Johnson & Johnson Vision Care.

Purchased in-process research and development.  The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition of ClearLab International. The valuation of the in-process research and development was determined using the income approach method, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. The amount allocated represents the estimated purchased in-process technology for projects that have not yet reached commercial viability. Based on preliminary assessments, the value of these projects was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from the sale of those products (reduced by the portion of revenue attributable to core technology); and discounting the net cash flows back to their present value.  The cash flows were discounted at a rate of return of 38%, which was adjusted for an additional risk premium.  This additional risk premium reflects the uncertainty and risk inherent in in-process technology, the remaining technological/regulatory issues to be resolved and the amount of time remaining to complete the technologies.  Several of the technologies must undergo clinical studies and must obtain FDA approval.

Other operating expenses.  Other operating expenses for fiscal 2002 increased $4.2 million, or 21.3%, from fiscal 2001.  As a percentage of net sales, other operating expenses increased to 14.3% for fiscal 2002 from 11.7% for fiscal 2001.  ClearLab International accounted for about $0.8 million of the increase for  fiscal 2002.  In addition to costs incurred by ClearLab International, the Company spent approximately $0.5 million related to new product development.  The Company’s operating and payroll costs also increased as the Company enhanced its operating infrastructure and its management team to meet the demands of the business.

Other income (expense), net.  Other income (expense) increased to approximately ($1.2) million for fiscal 2002 from approximately ($0.3) million in 2001.  For fiscal 2002, other expense consisted mainly of interest expense, resulting from the increased use of the revolving credit facility and debt related to the acquisition of ClearLab International.

Income taxes.  The Company’s effective income tax rate (excluding ClearLab International) for fiscal 2002 was 42.0% compared to 38.8% for fiscal 2001.  In fiscal 2002, nondeductible expenses relating to its lobbying efforts were higher in proportion to income than in fiscal 2001.  ClearLab International is taxed separately in its tax jurisdiction of Singapore.  The Company did not record a tax benefit for fiscal 2002 for the loss from ClearLab International’s operations, including the charge for purchased in-process research and development, due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of December 28, 2002, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.

Liquidity and Capital

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that, with the exception of repurchases of common stock these uses will continue to be the principal demands on its cash in the future.  As of January 3, 2004, the Company had net working capital of approximately $12.2 million, compared to $20.0 million as of December 28, 2002.

The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through the credit facility, will be sufficient to support planned operations through the foreseeable future.  Should the Company’s plans or expectations change,  the Company may be required to seek additional sources of funds  and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

As a result of regulatory requirements, the Company’s liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products or experiences losses of a substantial portion of the Company’s customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by regulatory agencies.

Acquisition of VisionTec (subsequently renamed ClearLab UK) - During fiscal 2003, the Company paid $3.9 million for research and development activities performed by ClearLab UK on the Company’s behalf and an additional $0.5 million in January 2004.  On February 24, 2004, the Company acquired all of the stock of ClearLab UK.   The consideration paid included approximately $3.2 million in cash and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of ClearLab UK for a period of ten years. The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

The Company will continue to pursue and fund the research and development activities of ClearLab UK.  ClearLab UK began to manufacture products in a test environment in late 2003, and the Company will expand its manufacturing capabilities in fiscal 2004 to market the ClearLab UK products internationally.  The establishment of manufacturing operations will require investments in capital expenditures and working capital in 2004.  In addition, the Company anticipates incurring other infrastructure costs including the hiring of additional employees during 2004 as this entity continues to develop contact lens technologies and commercialize products.

Renewed Loan Agreement - Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $400,000 until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  If the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  Interest based on the lender’s prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company’s maximum leverage ratio.  Interest based on the lender’s LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company’s maximum leverage ratio.  Interest is payable monthly.  The facility requires the payment of an unused credit fee which is also determined by the Company’s maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging from 0.38 percent to 0.5 percent.

Upon execution of this loan agreement, the Company paid a closing fee of $140,000 and the U.S. bank’s associated legal and professional fees.  All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interest in foreign subsidiaries directly owned by the Company.   The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement also does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of its assets or acquire all the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.  This restated loan agreement succeeds and replaces the Company’s prior loan agreement executed July 22, 2002.  All outstanding balances associated with the July 22, 2002 loan agreement were paid with proceeds from this new loan agreement.

Contractual Obligations and Commitments - The following table summarizes our contractual obligations and commitments as of January 3, 2004, except as noted (in thousands):

Contractual Obligations and Commitments		Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Revolving credit facility	(3)	$—	$—	$—	$—	$—
Term loan	(3)	7,725	2,425	5,300	—	—
Term loan payable (ClearLab International)		5,055	587	2,348	2,120	—
Note payable (ClearLab International)	(1)	4,046	—	—	1,873	2,173
Related party note payable	(1)	1,578	440	881	257	—
Capital leases		299	224	31	30	14
Operating leases		9,940	1,452	2,400	1,934	4,154
Employment agreement (ClearLab International)	(2)	461	129	332	—	—
Advertising purchase commitments		21,500	21,500	—	—	—
Other		44	—	—	—	44
Total		$50,648	$26,757	$11,292	$6,214	$6,385

(1)  Certain of these debt instruments carry an interest rate that management believes is below market value and the Company has recorded discounts against these debt instruments. The amounts shown do not reflect discounts in the amount of approximately $384,000, as of January 3, 2004.

(2)  In conjunction with the acquisition of ClearLab International, the Company entered into an employment agreement whereby the Company is required to pay Singapore dollars ("SGD") $1,125,000 (USD$660,000) over the five-year term of the agreement.  If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.  The amounts in this table represent unpaid items as of January 3, 2004.

(3) Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank.  All outstanding balances, including this balance, associated with the previous loan agreement were paid off using proceeds from this new loan agreement.

As of January 3, 2004, the Company did not have any off balance sheet arrangements or other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

The Company has agreed to indemnify one of its vendors up to a total of $10 million (with $5 million coverage per occurrence) with respect to consumer claims brought against the vendor for harm or injury attributable to the Company’s method for verifying prescriptions for this vendor’s products.  The Company believes its current insurance policy from a third party will cover claims, if any, under this indemnification.

In the event the Company, in its sole discretion, decides to exploit certain technologies of ClearLab International, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement to the president and chief technology officer of ClearLab International.  If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$587,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested common stock options of the 270,000 stock options issued under this agreement.  As of January 3, 2004, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

Cash flows from operating activities.  For fiscal 2003 and 2002, net cash provided by operating activities was approximately $18.6 million and $9.5 million, respectively.  In fiscal 2003, cash was provided primarily by a decrease in inventories partially offset by a decrease in accounts payable and the increase in other assets.  In fiscal 2002, cash was provided primarily by income from the U.S. Operations and a decrease in inventories partially offset by decreases in accounts payable and accruals and increases in prepaid income taxes and accounts receivable in ClearLab International.  Historically, the Company has maintained higher levels of inventory to ensure a sufficient supply of products than would be required if the Company were able to purchase directly from all contact lens manufacturers.  The Company anticipates further reductions in inventory in subsequent periods as its relationships with suppliers continue to improve.

Cash flows from investing activities.  The Company used approximately $10.1 million and $9.5 million for investing activities in fiscal 2003 and 2002, respectively.  In fiscal 2003, the Company paid approximately $7.0 million in cash (including $0.5 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.  In 2002, the Company paid $6.6 million in cash (including $1.2 million in transaction costs) in connection with the ClearLab International acquisition.

Capital expenditures for infrastructure improvements for fiscal 2003 and 2002 were approximately $2.8 million and $2.1 million, respectively.  A portion of these expenditures during each of these fiscal years relates to the expansion of the Company’s leased distribution center and leased space used for its management and call center operations. Of the fiscal 2003 amount, approximately $1.6 million related to the Singapore operations.  The Company anticipates additional capital expenditures in fiscal 2004 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.  Of the fiscal 2002 amount, approximately $0.2 million related to the Singapore operations.  The Company is currently renovating its corporate headquarters to meet the demands required with the growth and expansion of its business. The expansion is estimated to be complete by the end of the second fiscal quarter of 2004.   Additionally, the Company anticipates that capital expenditures will increase during fiscal 2004 as it funds the expansion of production capacity at the ClearLab International and ClearLab UK facilities.

During fiscal 2003 and 2002, the Company also acquired intangible assets for approximately $0.1 million and $0.5 million, respectively.  In October 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 paid as follows:  $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 on January 5, 2004.  The assets acquired include a customer database, Internet address, various telephone numbers and a noncompetition agreement.

Cash flows from financing activities.  During fiscal 2003and 2002, net cash provided by (used in) financing activities was approximately ($7.8 million) and $0.3 million, respectively.  During fiscal 2003, the Company had net repayments on its credit facility of approximately $5.8 million and made principal payments on debt obligations and capital lease obligations of approximately $2.9 million, which were partially offset by proceeds of $0.9 million from the exercise of common stock options.  During fiscal 2002, the Company had net repayments on its credit facility of approximately $6.8 million and repurchased 200,000 shares of its common stock for a total cost of approximately $2.2 million.  Also, during fiscal 2002, the Company obtained a $10 million term loan from its U.S. bank to provide partial financing for its acquisition of ClearLab International.  Principal payments made during fiscal 2002 on this term loan amounted to approximately $0.5 million.  The Company also made payments on the capital lease and debt obligations assumed in the acquisition.

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004 and reducing thereafter on the first day of each September, December, March and June by $400,000 until the maturity date of February 27, 2007.  All amounts outstanding under the Company’s prior revolving credit facility and U.S. term loan were paid off with proceeds from this new credit facility.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of January 3, 2004.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through January 3, 2004, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during fiscal 2003 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006.  The repurchased shares were retained as treasury stock.  As of January 3, 2004, no shares remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

Effective July 22, 2002, the Company entered into a loan agreement with a U.S. bank, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  As of January 3, 2004, the U.S. bank term loan interest rate was fixed at the 30-day LIBOR rate plus 3% (4.17% at January 3, 2004 until January 5, 2004).  This agreement contained various financial covenants, of which the Company was not compliant as of January 3, 2004, but such non-compliance was waived at the time the Company executed the restated loan agreement on February 27, 2004 described above.  All amounts outstanding under this revolving credit facility and U.S. term loan were paid off with proceeds from the new credit facility described above.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities (“SPEs”).  The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003.  The Company does not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact the Company’s consolidated financial statements and the adoption of FIN No. 46R will not impact the Company’s consolidated financial statements in the first quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.   The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  The Company adopted this statement during the third quarter of 2003.  There was no impact on the Company’s financial position, liquidity or results of operations.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have an impact on the Company’s financial position, liquidity or results of operations.

Seasonality

The Company does not believe that seasonality has had a material effect on its operations, however, contact lens wear does increase slightly with warmer weather and increased outdoor activity.  This can be seen in historical sales which are typically higher in the second and third quarters and lower in the first and fourth quarters.  Additionally, as contact lenses are a discretionary purchase, sales typically decline during the fourth quarter holiday season.

Inflation

The Company does not believe that inflation has had a material effect on its operations.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); excess and obsolete inventories; realizability of deferred income tax assets; accounting for business combinations including assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies.  A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Net sales consist of product sales less provisions for sales returns and allowances, which provisions are made at the time of sale.  The Company accrues an estimated amount for sales returns and allowances based on historical information, adjusted for current economic trends.  To the extent actual returns and allowances vary from historical experience, revisions to the allowances may be required.

In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  As of January 3, 2004, the Company determined that no impairment existed.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s recent acquisitions of ClearLab International and Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

Factors That May Affect Future Results

•                                          The Company may encounter unforeseen difficulties in managing its future growth;

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

•                                          The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single manufacturer accounting for 46%, 35% and 23% of the Company’s inventory purchases in fiscal 2001, 2002 and 2003, respectively.  In addition, the Company’s top three suppliers accounted for 70 percent, 63 percent and 59 percent of the Company’s inventory purchased in fiscal 2001, 2002 and 2003, respectively;

•                                          The Company may continue to incur significant legal and professional fees related to its legal matters and its efforts to proactively influence the industry on behalf of itself and consumers;

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

•                                          The Company’s business could be harmed if it is required to collect state sales tax on the sale of all products;

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

•                                          The Company may incur unforeseen costs or not realize all of the anticipated benefits from its new relationships with Johnson & Johnson Vision Care, CIBA Vision and Cole; and

•                                          The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

•                                          The Company may incur an increase in order cancellations due to the prescription verification requirements of the Fairness to Contact Lens Consumers Act.

Item 7A.                                                  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  As of January 3, 2004, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, and U.S. bank term loan were approximately $7.7 million as of January 3, 2004. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and bears interest at a fixed rate.  As of January 3, 2004, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.4 million.  If interest rates were to change by one full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk.  As of January 3, 2004, the Company faced foreign currency risks primarily as a result of its Singapore operations and the intercompany balances between its U.S. and Singapore operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $11.0 million that are denominated in Singapore dollars and mature over the next seven years.  For fiscal 2003, the Company recorded a foreign currency transaction gain of approximately $223,000.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 1.1 percent (strengthening of the U.S. dollar) from December 29, 2002 through March 5, 2004.  From the date of acquisition, July 24, 2002, through March 5, 2004 the exchange rate has fluctuated approximately 1.8 percent (strengthening of the U.S. dollar).  If the Singapore dollar weakens against the U.S. dollar by an additional 10 percent, the Company would record a $1.2 million foreign currency loss on the intercompany balances that exist as of January 3, 2004.  The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 8.                                                           Financial Statements and Supplementary Data.

The audited financial statements required by Item 8 are set forth on pages F-1 through F-34 of this Form 10-K.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year ended December 28, 2002:
Net sales	$41,581	$42,233	$44,316	$40,450
Gross profit	12,687	12,430	13,657	11,625
Net income (loss)	1,940	1,003	(6,367)	(580)
Basic and diluted net income (loss) per common share	0.17	0.09	(0.56)	(0.05)

Fiscal Year ended January 3, 2004:
Net sales	$46,662	$46,354	$48,400	$45,887
Gross profit	16,102	17,774	18,912	17,642
Net income (loss)	(488)	560	(628)	(882)
Basic and diluted net income (loss) per common share	(0.04)	0.04	(0.05)	(0.07)

Net income (loss) per common share are computed independently for each of the quarters listed.  Therefore, the sum of the quarterly net income (loss) per common share may not equal the total computed for the year.

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

Item 9A.                                                  Controls and Procedures.

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

The Company has a written code of ethics that applies to all of its employees, including its Directors, Chief Executive Officer, Chief Financial Officer and Controller.  The Code of Ethics was distributed to all employees and is included as Exhibit 14.1 to this report.

The Company’s business and affairs are overseen by its board of directors pursuant to the Delaware General Corporation Law and its By-Laws.  The board of directors has three standing committees:  Audit, Compensation, and Governance and Nominating.

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

Item 14.                                                    Principal Accountant Fees and Services.

Information with respect to principal accountant fees and services  is set forth in the Proxy Statement under the headings “Principal Accountant Fees and Services”, which information is incorporated herein by reference.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as a part of this report:

1.                                       Financial Statements.  The following financial statements of the Company and the reports of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-34:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 28, 2002 and January 3, 2004

Consolidated Statements of Operations for the fiscal years ended December 29, 2001, December 28, 2002, and January 3, 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004

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

Exhibit No.	Exhibit
2.1	Asset Purchase Agreement, dated May 4, 2002. (8)

2.2	Asset Purchase Agreement, dated January 30, 2003. (9)
3.1(i)	Restated Certificate of Incorporation of the Company. (1)
3.1(ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share. (2)
4.2	Registration Rights Agreement, dated January 30, 2003. (11)
10.1	Employment Agreement between the Company and Jonathan C. Coon. (6) *
10.2	Employment Agreement between the Company and John F. Nichols. (6) *

10.3	Employment Agreement between the Company and Robert G. Hunter. (6) *
10.4	Employment Agreement between the Company and R. Joe Zeidner. (11) *
10.5	Employment Agreement between the Company and S. Todd Witzel. (11) *
10.6	Employment Agreement between the Company and Brian Bethers. (12) *
10.7	Employment Agreement between the Company and Dave Saylor. (10) *
10.8	Employment Agreement between the Company and Graham Mullis *
10.9	Employment Agreement between the Company and Steve Newman *
10.10	Severance Agreement between the Company and Scott S. Tanner. (11) *
10.11	1-800 CONTACTS, INC. Amended and Restated 1998 Incentive Stock Option Plan. (7) *
10.12	Employment Agreement between the Company and Kevin K. McCallum. (5) *
10.13	Lease between the Company and Draper Land Limited Partnership No. 2, dated November 3, 1997, with respect to the Company’s call center. (2)

10.14	Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002. (8)
10.15	Restated Loan Agreement between the Company and Zions First National Bank, dated February 27, 2004
10.16	Indemnification Agreement between the Company and its officers and directors. (2)

10.17	First Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated October 9, 2000, with respect to the Company’s distribution center. (5)
10.18	Stock Option Agreement. (2) *
10.19	First Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated May 25, 1998, with respect to the Company’s call center. (3)
10.20	Second Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated August 6, 1998, with respect to the

Company’s call center. (3)
10.21	Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company’s distribution center. (3)
10.22	Third Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.236	Fourth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.24	Fifth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.25	Sixth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center. (5)
10.26	Seventh Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated March 31, 2003. (11)
10.27	Eighth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2. (12)
10.28	Second Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated March 1, 2002, with respect to the Company’s distribution center. (4)
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (Commission File No. 0-23633).

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 (Commission File No. 0-23633).

(6)                                  Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 0-23633).

(7)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 0-23633).

(8)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed August 8, 2002 (Commission File No. 0-23633).

(9)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed February 14, 2003 (Commission File No. 0-23633).

(10)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (Commission File No. 0-23633).

(11)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 0-23633).

(12)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 (Commission File No. 0-23633).

*                                         Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)                                 Reports on Form 8-K.

Current Report on Form 8-K filed October 28, 2003.  Other Event – press release announcing financial results for the quarter ended September 27, 2003 and related financial statements.

Current Report on Form 8-K filed December 1, 2003.  Other Event – press release relating to the passage of the Fairness to Contact Lens Consumers Act.

Current Report on Form 8-K filed December 8, 2003.  Other Event – press release announcing that the Fairness to Contact Lens Consumers Act was signed into law by President Bush and would take effect on February 4th, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2004.

1-800 CONTACTS, INC.

By:	/s/ Jonathan C. Coon
Name:	Jonathan C. Coon
Title:	Chief Executive Officer

By:	/s/ Brian W. Bethers
Name:	Brian W. Bethers
Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 2004.

Signature	Capacity

/s/ Jonathan C. Coon	Chief Executive Officer and Director (principal executive officer)
Jonathan C. Coon

/s/ Brian W. Bethers	President and Chief Financial Officer (principal financial officer)
Brian W. Bethers

/s/ Aaron J. Meyer	Corporate Controller (principal accounting officer)
Aaron J. Meyer

/s/ John F. Nichols	Director
John F. Nichols

/s/ Stephen A. Yacktman	Director
Stephen A. Yacktman

/s/ E. Dean Butler	Director
E. Dean Butler

/s/ Jason S. Subotky	Director
Jason S. Subotky

/s/ Bradley T. Knight	Director
Brad Knight

/s/ Garth T. Vincent	Director
Garth T. Vincent

/s/ Thomas Hale Boggs, Jr.	Director
Thomas Hale Boggs, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report (KPMG LLP)
Report of Independent Public Accountants (ARTHUR ANDERSEN LLP)
Consolidated Balance Sheets as of December 28, 2002 and January 3, 2004
Consolidated Statements of Operations for the fiscal years ended December 29, 2001, December 28, 2002, and January 3, 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2001, December 28 2002 and January 3, 2004
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 28, 2002, and January 3, 2004
Notes to Consolidated Financial Statements

Independent Auditors’ Report

Board of Directors and Stockholders of

1-800 CONTACTS, INC.:

We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of December 28, 2002 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal year ended December 29, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 30, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800 CONTACTS, INC. and subsidiaries as of December 28, 2002 and January 3, 2004, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Salt Lake City, Utah

February 27, 2004

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

/s/ ARTHUR ANDERSEN LLP

Salt Lake City, Utah January 30, 2002

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	December 28, 2002	January 3, 2004

CURRENT ASSETS:
Cash	$259	$1,075
Accounts receivable	655	944
Inventories, net	37,785	24,127
Prepaid income taxes	769	797
Deferred income taxes	756	548
Other current assets	1,095	1,752
Total current assets	41,319	29,243

PROPERTY, PLANT AND EQUIPMENT, at cost:
Office, computer and other equipment	5,954	7,591
Manufacturing equipment	2,061	3,219
Manufacturing facility	6,918	7,045
Leasehold improvements	1,702	2,179
	16,635	20,034
Less - accumulated depreciation and amortization	(3,773)	(6,851)
Net property, plant and equipment	12,862	13,183

DEFERRED INCOME TAXES, net of current portion	365	710

GOODWILL	—	33,853

DEFINITE-LIVED INTANGIBLE ASSETS, net	7,089	9,207

OTHER ASSETS	369	735

Total assets	$62,004	$86,931

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share amount)

	December 28, 2002	January 3, 2004

CURRENT LIABILITIES:
Line of credit	$5,770	$—
Current portion of long-term debt	2,853	3,381
Current portion of capital lease obligations	372	191
Acquisition payable	400	150
Accounts payable	8,597	8,558
Accrued liabilities	2,927	4,474
Unearned revenue	403	223
Total current liabilities	21,322	16,977

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	17,365	14,683
Capital lease obligations, net of current portion	250	64
Liability related to contingent consideration	5,470	—
Total long-term liabilities	23,085	14,747

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4, 5 and 13)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000 shares authorized, 12,861 and 13,113 shares issued, respectively	129	131
Additional paid-in capital	24,013	42,346
Retained earnings	14,272	12,834
Treasury stock at cost, 1,473 and 0 shares, respectively	(20,739)	—
Accumulated other comprehensive loss	(78)	(104)
Total stockholders’ equity	17,597	55,207

Total liabilities and stockholders’ equity	$62,004	$86,931

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
NET SALES	$169,036	$168,580	$187,303
COST OF GOODS SOLD	103,093	118,181	116,873
Gross profit	65,943	50,399	70,430
OPERATING EXPENSES:
Advertising	26,850	12,642	20,191
Legal and professional	2,838	4,738	6,352
Research and development	—	247	4,625
Purchased in-process research and development	—	7,789	—
Other operating expenses	19,874	23,870	37,615
Total operating expenses	49,562	49,286	68,783
INCOME FROM OPERATIONS	16,381	1,113	1,647
OTHER INCOME (EXPENSE):
Interest expense	(96)	(1,128)	(1,276)
Loss on impairment of non-marketable securities	(220)	—	—
Other, net	64	(58)	109
Total other, net	(252)	(1,186)	(1,167)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	16,129	(73)	480
PROVISION FOR INCOME TAXES	(6,265)	(3,931)	(1,918)
NET INCOME (LOSS)	$9,864	$(4,004)	$(1,438)

PER SHARE INFORMATION:
Basic net income (loss) per common share	$0.85	$(0.35)	$(0.11)
Diluted net income (loss) per common share	$0.84	$(0.35)	$(0.11)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)			Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)

	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
BALANCE, December 30, 2000	12,861	$129	$23,802	$8,412	(1,290)	$(18,376)	$(3)	$13,964
Purchase of treasury shares	—	—	—	—	(22)	(438)	—	(438)
Exercise of common stock options	—	—	19	—	27	165	—	184
Income tax benefit from common stock options exercised	—	—	177	—	—	—	—	177
Net income	—	—	—	9,864	—	—	—	9,864	$9,864
Foreign currency translation adjustments	—	—	—	—	—	—	2	2	2
Comprehensive income									$9,866
BALANCE, December 29, 2001	12,861	129	23,998	18,276	(1,285)	(18,649)	(1)	23,753
Purchase of treasury shares	—	—	—	—	(200)	(2,213)	—	(2,213)
Exercise of common stock options	—	—	(38)	—	12	123	—	85
Stock options granted to consultant	—	—	14	—	—	—	—	14
Income tax benefit from common stock options exercised	—	—	39	—	—	—	—	39
Net loss	—	—	—	(4,004)	—	—	—	(4,004)	$(4,004)
Foreign currency translation adjustments	—	—	—	—	—	—	(77)	(77)	(77)
Comprehensive loss									$(4,081)
BALANCE, December 28, 2002	12,861	129	24,013	14,272	(1,473)	(20,739)	(78)	17,597
Exercise of common stock options	125	1	860	—		2	—	863
Stock issued for acquisition of Lens 1st/Lens Express	127	1	8,035	—	773	11,823	—	19,859
Income tax benefit from common stock options exercised	—	—	628	—	—	—	—	628
Release of Escrow Shares	—	—	8,066	—	700	8,914	—	16,980
Release of Escrow Shares Stock Gifts	—	—	744					744
Net loss	—	—	—	(1,438)	—	—	—	(1,438)	$(1,438)
Foreign currency translation adjustments	—	—	—	—	—	—	(26)	(26)	(26)
Comprehensive loss									$(1,464)
BALANCE, January 3, 2004	13,113	$131	$42,346	$12,834	—	$—	$(104)	$55,207

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,864	$(4,004)	$(1,438)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,459	2,587	6,377
Amortization of debt issuance costs and discounts	—	83	217
Unrealized foreign currency exchange gain	—	(2)	(223)
Stock-based compensation	—	14	744
Purchased in-process research and development	—	7,789	—
Loss (gain) on sale of property and equipment	(6)	10	7
Loss on impairment of non-marketable securities	220	—	—
Deferred income taxes	(546)	303	(137)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	(646)	(95)
Inventories, net	(22,598)	6,527	16,456
Other current assets	(634)	(34)	(810)
Income taxes payable / prepaid income taxes	(889)	(870)	600
Accounts payable	6,605	(1,660)	(3,633)
Accrued liabilities	(229)	(571)	759
Unearned revenue	(63)	(18)	(180)
Net cash (used in) provided by operating activities	(6,817)	9,508	18,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,517)	(2,076)	(2,828)
Proceeds from sale of property and equipment	7	16	33
Purchase of intangible assets	(692)	(472)	(135)
Cash paid for acquisition of ClearLab	—	(6,589)	—
Notes receivable related to acquisition of ClearLab	—	(550)	—
Cash paid for acquisition of Lens 1st/Lens Express	—	—	(7,012)
Proceeds from settlement of notes receivable	—	250	—
Deposits and other	2	(107)	(171)
Net cash used in investing activities	(2,200)	(9,528)	(10,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(438)	(2,213)	—
Proceeds from exercise of common stock options	184	85	863
Net borrowings (repayments) on line of credit	9,261	(6,756)	(5,769)
Principal payments on capital lease obligations	—	(190)	(370)
Debt issuance costs	—	(156)	—
Proceeds from issuance of long-term debt	—	10,000	—
Principal payments on long-term debt	—	(464)	(2,483)
Net cash provided by (used in) financing activities	9,007	306	(7,759)
EFFECT OF FOREIGN EXCHANGE
RATES ON CASH	4	(63)	44
NET INCREASE (DECREASE) IN CASH	(6)	223	816
CASH AT BEGINNING OF YEAR	42	36	259
CASH AT END OF YEAR	$36	$259	$1,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$93	$1,042	$1,073
Cash paid for income taxes	7,700	4,499	1,455

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During fiscal 2002, the Company received $300 of equipment as settlement of a note receivable related to an acquisition

(see Note 4).

During fiscal 2002, the Company purchased certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore. The purchase consideration included cash of $6,589, the assumption of debt and other long-term obligations (net of discounts) of $11,192, and assumed operating liabilities of $253 ( see Note 4).

During fiscal 2002, the Company acquired $400 of intangible assets in exchange for a short-term acquisition payable (see Note 4).

During fiscal 2002, the Company entered into a capital lease obligation for equipment totaling approximately $90.

During fiscal 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st.  The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed  operating liabilities of $4,099 (see Note 4).

During fiscal 2003, the performance guarantee was met relating to 700 shares of the Company’s restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab.  The Company recorded additional purchase consideration of approximately $16,980 for these shares.  The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date (see Note 4).

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

1-800 CONTACTS, INC. (the “Company”) is a direct marketer of replacement contact lenses.  The Company sells contact lenses primarily through its toll-free telephone number and the Internet.  The Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and Cooper Vision.  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd).  ClearLab manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers, as well as, manufactures and distributes branded and private label contact lenses via distributors and other sales channels outside the U.S.  It produces a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials for the future.  ClearLab markets its products principally in Europe and other international markets.

Sources of Supply

Historically, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so.  As a result, the Company historically purchased a substantial portion of its products from unauthorized distributors. Currently, Ocular Sciences is the only remaining major manufacturer who refuses to sell directly to the Company.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 46 percent, 35 percent and 23 percent of its contact lens purchases in fiscal 2001, 2002 and 2003, respectively.  The Company’s top three suppliers accounted for approximately 70 percent, 63 percent and 59 percent of the Company’s inventory purchases in fiscal 2001, 2002 and 2003, respectively.  The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices.  In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31.   Fiscal 2001 ended December 29, 2001; fiscal 2002 ended December 28, 2002; and fiscal 2003 ended January 3, 2004.  Fiscal 2001 and 2002 were 52-week years.  Fiscal 2003 was a 53-week year.

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

Revenue Recognition

Revenues are generally recognized when products are shipped, the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.  Payments for the product are received prior to shipment, except with respect to ClearLab product sales.  ClearLab provides its customers with standard industry payment terms.   Unearned revenue represents amounts received from customers for which shipment has not occurred.  Net sales consist of product sales less a provision for sales returns and allowances, which is made at the time of the sale.  The Company accrues an estimated amount for sales returns and allowances at the time the sale is recorded based on historical information.  Shipping and handling fees charged to customers are included as part of net sales.  The related freight costs and supplies expense directly associated with shipping products to customers are included as a component of cost of goods sold.  Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other selling, general and administrative expenses.

ClearLab performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends.  As of January 3, 2004, there is no allowance for doubtful accounts.

Inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.   Inventories consisted of the following (in thousands):

	December 28, 2002	January 3, 2004
Purchased contact lenses	$36,571	$20,943
Manufactured contact lenses:
Raw materials	109	429
Work in process	210	2,681
Finished goods	895	74
Total	$37,785	$24,127

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 28, 2002 and January 3, 2004, reserves for excess and obsolete inventories were $731,000 and $ 623,000, respectively.  For fiscal 2001 the provision for excess and obsolete inventories was $465,000 and there were no write-offs.  For fiscal 2002 the provision for excess and obsolete inventories was $130,000 and write-offs were $490,000.   For fiscal 2003 the provision for excess and obsolete inventories was $231,000 and write-offs were $339,000.

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

The manufacturing facility represents the Company’s leasehold interest in a building in Singapore which was assumed in connection with the acquisition of ClearLab (See Note 4).  The Company subleases a portion of its Singapore building to others.  For the fiscal years ended December 28, 2002 and January 3, 2004, sublease income of approximately $167,000 and $182,000, respectively, is reflected as a reduction of other operating expenses in the accompanying consolidated statement of operations.  Expected future sublease income under these agreements for the next five fiscal years is as follows:  $138,000 in fiscal 2004, $31,000 in fiscal 2005 and none in fiscal 2006, 2007 and 2008.

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.  Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts.  The resulting gain or loss is reflected in other operating expenses.

Definite-Lived Intangible Assets

Intangible assets mainly consist of amounts paid to secure the rights to the Company’s telephone numbers and Internet addresses; acquired technology relating to the development and manufacturing of contact lenses; non-compete agreements; and customer databases.  The costs relating to the definite-lived intangible assets are amortized over the estimated lives using straight-line and accelerated methods.   As of January 3, 2004, the weighted average amortization period for all intangibles was 7 years.  The weighted average amortization periods for telephone numbers and internet addresses is 5 years, acquired customer databases is 5 years, core and completed technologies is 12 years and noncompetition agreements is 5 years.

The Company has contractual rights customary in the industry to use its telephone numbers and Internet addresses.  However, under applicable rules and regulations of the Federal Communications Commission, the Company does not have and cannot acquire any property rights to the telephone numbers.  In addition, the Company does not have and cannot acquire any property rights to the Internet addresses.  The Company does not expect to lose its rights to use the telephone numbers or Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s definite-lived intangible assets are summarized in the table below (in thousands):

	December 28, 2002	January 3, 2004
Telephone numbers, internet addresses and other	$3,178	$3,313
Acquired customer databases (see Note 4)	—	5,100
Core and completed technologies	4,036	4,109
Non-competition agreements	1,741	1,768
	8,955	14,290

Accumulated amortization	(1,866)	(5,083)

Definite-lived intangible assets, net	$7,089	$9,207

Definite-lived intangible assets amortization expense totaled approximately $410,000, $804,000, and $3,197,000 for fiscal years 2001, 2002 and 2003, respectively.  Estimated amortization expense for the next five fiscal years is as follows:  $2,755,000 in fiscal 2004, $2,071,000 in fiscal 2005, $1,395,000 in fiscal 2006, $757,000 in fiscal 2007 and $348,000 in fiscal 2008.

Impairment of Long-lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its future undiscounted net cash flows expected to be generated during its use and eventual disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.  As of January 3, 2004,  none of the Company’s long-lived assets were impaired.

Goodwill

Goodwill resulted from the acquisitions of ClearLab and Lens1st/Lens Express and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets.  Goodwill is not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists.  Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary.  If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The Company performed its annual impairment analysis for fiscal 2003 and determined that as of January 3, 2004, goodwill was not impaired.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of  accounts receivable, a line of credit, long-term debt and short-term obligations.  The Company believes that the carrying amounts approximate their fair values.  The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation

The accounts of the Company’s international subsidiary’s financial statements are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the year for revenues, expenses, gains and losses.  Foreign currency translation adjustments are recorded as a separate component of comprehensive income (loss).  Gains or losses resulting from foreign currency transactions are included in other income (expense) and totaled gains of $9,000 and $223,000 for fiscal 2002 and 2003, respectively. The Company had no international subsidiaries in 2001.

Advertising Costs

The Company expenses all advertising costs when the advertising first takes place. The Company does not defer any direct response advertising costs because its ability to track individual sales to specific advertising campaigns is restricted as a result of the variety of advertising vehicles utilized.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses for fiscal 2002 and 2003 were approximately $247,000 and $4,625,000, respectively.  No research and development expenses were incurred in 2001.  In connection with the acquisition of ClearLab in 2002, the Company recorded approximately $7,800,000 of purchased in-process research and development expense (see Note 4).

Income Taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.  Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  At December 29, 2001, December 28, 2002 and January 3, 2004 options to purchase 158,192, 1,176,199, and 1,317,344 shares of common stock were not included in the computation of Diluted EPS because the effect would be antidilutive. For fiscal 2002, Basic and Diluted EPS do not include the impact of 700,000 shares of restricted stock held in escrow since the necessary performance guarantee for the release of those shares had not been satisfied at that time.  During fiscal 2003, the performance guarantee was met and the shares were released from escrow and treated as outstanding.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Net Income (Loss)	Shares	Per-Share Amount

Year Ended December 29, 2001:
Basic EPS	$9,864	11,574	$0.85
Effect of stock options		178
Diluted EPS	$9,864	11,752	$0.84

Year Ended December 28, 2002:
Basic EPS	$(4,004)	11,417	$(0.35)
Effect of stock options		—
Diluted EPS	$(4,004)	11,417	$(0.35)

Year Ended January 3, 2004:
Basic EPS	$(1,438)	12,696	$(0.11)
Effect of stock options		—
Diluted EPS	$(1,438)	12,696	$(0.11)

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and uses the intrinsic method of accounting for its stock option grants to employees and directors.  No compensation expense has been recognized for stock option awards granted at or above fair market value of the stock on the date of grant.

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in  thousands, except per share amounts):

	Fiscal Year
	2001	2002	2003
Net income (loss):
As reported	$9,864	$(4,004)	$(1,438)
Fair-value based compensation, net of tax	(732)	(862)	(1,315)
Pro forma	$9,132	$(4,866)	$(2,753)
Basic net income (loss) per common share:
As reported	$0.85	$(0.35)	$(0.11)
Pro forma	$0.79	$(0.43)	$(0.22)
Diluted net income (loss) per common share:
As reported	$0.84	$(0.35)	$(0.11)
Pro forma	$0.78	$(0.43)	$(0.22)

Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years’ expense.

The weighted average per share fair value of option grants during fiscal 2001, 2002 and 2003 was $19.72, $7.57, and $13.72, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2002	2003
Risk-free interest rate	4.8%	4.0%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	68%	79%	71%
Expected life	5 years	5 years	5 years

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN No. 46R which, among other things, revised the implementation date to fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities (“SPEs”).  The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003.  The Company does not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact the Company’s consolidated financial statements and the adoption of FIN No. 46R will not impact the Company’s consolidated financial statements in the first quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.   The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  The Company adopted this statement during the third quarter of 2003.  There was no impact on the Company’s financial position, results of operations, or liquidity.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations, and liquidity.

NOTE 3.   DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Obligations

The Company’s debt obligations are comprised of the following (Singapore dollars (“SGD”) and U.S. dollars (“USD”) in thousands):

	December 28, 2002	January 3, 2004

Revolving credit facility (see description below)	$5,770	$—

Long-term Debt Obligations:
Term loan payable to a U.S. bank, interest payable monthly at prime plus 0.5% or LIBOR plus 3.0%, principal due in quarterly installments through June 30, 2007, secured by substantially all of the Company’s U.S. assets. The 2003 balance was paid off subsequent to fiscal 2003 year end in connection with entering into a new loan agreement (see further description below).	$9,550	$7,725

Term loan payable to a Singapore bank (SGD 8,610 at January 3, 2004), interest payable monthly at 6.75%, principal due in monthly installments from January 2003 through December 2007, secured by substantially all of the assets of ClearLab and guaranteed by 1-800 CONTACTS, INC.	4,999	5,055

Subordinated note payable to the parent of IGEL (SGD 6,892 at January 3, 2004), interest payable monthly at 6.0%, principal due in monthly installments from January 2008 through December 2009, subordinated to a term loan to a Singapore bank, secured by a deed of second assignment of sale proceeds from the Singapore building leasehold and guaranteed by 1-800 CONTACTS, INC. (interest imputed at 7.0%), net of discount of $232 and $198 for 2002 and 2003, respectively.	3,741	3,848

Unsecured note payable to ClearLab’s chief technology officer (SGD 2,688 at January 3, 2004), non-interest bearing, due in monthly installments through July 2007 (interest imputed at 7.0%), net of discount of $291 and $186 for 2002 and 2003, respectively.	1,871	1,392

Other	57	44
Total long-term debt obligations	20,218	18,064
Current portion	(2,853)	(3,381)

Long-term debt, net of current portion	$17,365	$14,683

The aggregate amounts of principal maturities of long-term debt at January 3, 2004 are as follows (in thousands):

Fiscal Year:
2004	$3,463
2005	3,676
2006	3,776
2007	3,487
2008	1,873
Thereafter	2,173
18,448
Discounts	(384)
Total, net of discounts	$18,064

Effective July 22, 2002, the Company entered into a loan agreement with a U.S. bank, providing for both a $10 million term loan and a revolving credit facility for borrowings up to $20 million.  The amounts outstanding on both the term loan and the revolving credit facility were limited to a percentage of eligible inventory.  As of the effective date, the percentage was 75% and was reduced by 1.25% each calendar quarter beginning September 30, 2002 until the percentage would reach 50%.  The percentage as of January 3, 2004 was 67.5%.  The outstanding borrowings were secured by substantially all of the Company’s U.S. assets including a portion of the Company’s common stock ownership in ClearLab.  The agreement contained various financial covenants including a capital expenditure limit, a minimum working capital requirement, a leverage ratio and a minimum net income requirement. Also, if the Company were unable to cure a default on its Singapore debt within 30 days of occurrence, the Company would be in default on this debt.

As of January 3, 2004, the U.S. bank term loan interest rate was fixed at the 30-day LIBOR rate plus 3% (4.17% at January 3, 2004 until January 5, 2004).

Outstanding borrowings on the revolving credit facility bore interest at a floating rate equal to the lender’s prime interest rate plus 0.25 percent (4.25 percent at January 3, 2004) or 2.75 percent above the lender’s LIBOR for the applicable period.  As of January 3, 2004, the interest rate on the outstanding borrowings was based on the lender’s prime interest rate plus 0.25 percent.  Interest was payable monthly. The credit facility also included an unused credit fee equal to one-eighth of one percent, payable quarterly.  The credit facility was scheduled to expire on April 30, 2003, however the Company obtained an extension of the maturity date until the renewal of the credit facility on February 27, 2004 as discussed below.  As of January 3, 2004, the Company was not in compliance with some of the financial covenants, but such non-compliance was waived at the time the Company executed the restated loan agreement on February 27, 2004.

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $400,000 until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  If the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company's book value of inventory.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender's prime interest rate plus a margin or the lender's LIBOR rate plus a margin.  Interest based on the lender's prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company's maximum leverage ratio.  Interest based on the lender's LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company's maximum leverage ratio.  Interest is payable monthly.  The facility requires the payment of an unused credit fee which is also determined by the Company's maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging from 0.38 percent to 0.5 percent.

Upon execution of this loan agreement, the Company paid a closing fee of $140,000 and the U.S. bank's associated legal and professional fees.  All outstanding balances on this credit facility are secured by substantially all of the Company's U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interest in foreign subsidiaries directly owned by the Company.  The new loan agreement includes various financial covenants including a capital expenditure limit, a manimum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement also does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of its assets or acquire all the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a "Permitted Acquisition Basket", as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company's or its subsidiaries' condition.  This restated loan agreement succeeds and replaces the Company's prior loan agreement executed July 22, 2002.  All outstanding balances associated with the July 22, 2002 loan agreement were paid with proceeds from this new loan agreement.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds of the Singapore operations.   As of January 3, 2004, the Company was in compliance with all applicable covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its new U.S. debt.

Capital Lease Obligations

The Company leases various manufacturing and other equipment under capital lease arrangements.  All of the equipment is maintained at the Singapore facility.  The majority of the leases were assumed in connection with the Company’s acquisition of ClearLab (see Note 4).  The minimum future lease payments under capital lease obligations as of January 3, 2004 are as follows (in thousands):

Fiscal Year	Amount
2004	$224
2005	16
2006	15
2007	15
2008	15
Thereafter	14
Total minimum lease payments	299
Less amount representing interest	(44)
Present value of minimum lease payments	255
Current portion	(191)
Capital lease obligations, net of current portion	$64

As of January 3, 2004, the equipment held under capital lease obligations had a cost of approximately $1,038,000 and accumulated amortization of approximately $579,000.

NOTE 4.  ASSET ACQUISITIONS

In October 2002, the Company purchased certain assets of a direct-to-consumer contact lens business for $800,000 with payments scheduled as follows:  $400,000 on the closing date, $250,000 on January 2, 2003 and $150,000 subsequent to fiscal 2003 on January 5, 2004.  The assets acquired principally include a customer database, Internet address, various telephone numbers and a noncompetition agreement.

IGEL (ClearLab)

On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL, a developer and contract manufacturer of contact lenses based in Singapore.  The acquisition was effected through a wholly owned subsidiary of the Company, IGEL Acquisition Co. Pte Ltd (subsequently renamed ClearLab Pte Ltd), and included the purchase of assets of Igel C.M. Laboratory Pte Ltd and International Vision Laboratories Pte Ltd, both subsidiaries of Igel Visioncare Pte Ltd, as well as certain other assets from Sinduchajana Sulistyo and Stephen D. Newman. The assets acquired included principally the long-term leasehold interests in the land and building where the manufacturing facility is located, as well as equipment, inventories, and certain intellectual property rights, including patents key to the operation of the acquired business.  manufactures injection cast molded soft contacts lenses on a contract basis for various contact lens manufacturers, as well as, manufactures and distributes branded and private label contact lenses via distributors and other sales channels outside the U.S.  It produces a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials for the future.  ClearLab International markets its products principally in Europe and other international markets.   The Company accounted for this transaction under the purchase method in accordance with SFAS No. 141.  The results of operations of ClearLab are included in the consolidated results of the Company from the date of the acquisition.

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

The purchase consideration was denominated primarily in Singapore dollars.  As a result, applicable amounts have been translated into U.S. dollars at the exchange rate on the date of the transaction. The following sets forth the consideration paid by the Company (in thousands):

Cash	$5,358
Direct acquisition expenses	1,231
6.75% term loan payable to bank	4,965
6% note payable to parent of seller (discounted at 7%)	3,701
Non-interest bearing note payable (discounted at 7%)	1,808
Capital lease obligations assumed	718
Total purchase consideration	$17,781

The following table sets forth the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

Inventories	$1,306
Other current assets	38
Property and equipment	8,845
Other long-term assets	50
In-process research and development	7,789
Definite-lived intangible assets:
Core and completed technologies	4,009
Non-competition agreement	1,432
Accrued liabilities	(253)
Estimated fair value of acquired net assets	23,216
Liability related to contingent consideration	(5,435)
Total purchase consideration	$17,781

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

The 700,000 shares of restricted common stock were placed in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date.  On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003 and 437,500 shares were released on January 24, 2004 in accordance with the vesting provisions, based on an October 14, 2003 amendment to the escrow agreement.  The remaining 87,500 shares held in escrow will be released on July 24, 2004.  For financial reporting purposes, all shares held in escrow are treated as outstanding as of June 6, 2003, the date the performance guarantee was met, and the Company reflected additional purchase consideration for the estimated fair value of these shares of approximately $17.0 million.  The fair value was based upon the closing market price of the Company’s common stock on the date the performance guarantee was met, reduced by an approximate 9% discount due to the restrictions associated with the vesting period of the common stock held in escrow.  This discount was determined by an independent third party appraisal.

In accordance with SFAS No. 141, at the date of acquisition the Company recorded a liability of $5,435,000 for the excess of the fair value of the acquired net assets over the purchase consideration (excluding contingent consideration).  The difference between this amount and the $17.0 million of value determined at the date the escrow conditions were met was reflected as an increase to goodwill.  At January 3, 2004, goodwill related to this transaction amounted to $11.5 million.

The value of the options to purchase 270,000 shares of common stock will be determined and recorded as additional purchase consideration at the applicable vesting dates.  These options vest equally at the end of the third, fourth and fifth years from the acquisition date.

During fiscal 2003, the Company also recorded compensation expense and additional paid-in capital of approximately $0.7 million due to the transfer of 28,000 common shares owned by ClearLab’s chief technology officer to key employees of ClearLab.  The shares transferred represented a portion of the 700,000 shares held in escrow and were subject to the same performance guarantee and are subject to the same vesting provisions. Because the performance conditions were met, and there are no additional contingencies, the fair value of the shares was recorded as compensation expense during fiscal 2003.

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

The following table sets forth the allocation of the purchase price to the tangible and intangible assets acquired (in thousands):

Accounts receivable	$178
Inventories	2,740
Other assets	76
Property and equipment	572
Customer databases	5,100
Goodwill	22,304
Total	$30,970

Pro Forma Information

The unaudited pro forma information below sets forth summary results of operations as if the acquisitions of ClearLab (acquired July 24, 2002) and Lens 1st and Lens Express (acquired January 30, 2003) had taken place at the beginning of fiscal 2002, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transactions.  The following pro forma information does not include the $7.8 million non-recurring charge related to in-process research and development.  The following pro forma information for the fiscal years 2002 and 2003 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or of results which may occur in the future (in thousands, except per share amounts):

	Fiscal Year
	2002	2003
Net sales	$218,424	$190,712
Net loss	(1,760)	(1,324)
Earnings per share:
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)

Letter of Intent (Acquisition of VisionTec).

On March 13, 2003, the Company signed a letter of intent with  VisionTec, a developer and manufacturer of contact lenses based in the United Kingdom, and certain of its shareholders.  The Company agreed to pay VisionTec a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $700,000 was paid on March 14, 2003, and the remaining $800,000 was paid on June 13, 2003.    In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $100,000 to VisionTec on March 14, 2003.  In the event that the Company did not exercise the option to purchase the shares of the VisionTec, the Company agreed to pay the entity an additional $800,000.  The Company also reimbursed VisionTec and its shareholders $161,000 for legal and financial expenses incurred by the entity in connection with the agreement.

On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of VisionTec.  During the period between September 12, 2003 and the closing of the acquisition on February 24, 2004,

the Company continued to pay certain fees and expenses of the entity related to the entity’s research and development activities.   The Company paid approximately $2.1 million to VisionTec from September 12, 2003 through January 3, 2004 and $536,000 from January 3, 2004 through February 24, 2004, for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004  (inclusive of the $161,000 in costs) related to these research and development initiatives.

On February 24, 2004, the Company completed the acquisition of the shares of VisionTec (subsequently renamed ClearLab UK).  The transaction was accomplished as a purchase of all of the stock of the entity.  The consideration paid included approximately $3.2 million in cash and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of VisionTec for a period of ten years.   The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both Federal and state laws and regulations, including the recently enacted federal Fairness to Contact Lens Consumer Act (“FCLCA”).    The FCLCA requires that contact lenses only be sold to consumers based on a valid prescription.  Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to properly respond within the communicated time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company.  The action was filed in the District Court of Shawnee County, Kansas, Division 6.  The complaint was amended on May 28, 1999.  The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription.  The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity.  The amended complaint does not seek monetary damages.  The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment.  In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO.  However, the court made no findings of any violations of Kansas law.  Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature.  To preserve the issues for appeal, on July 2, 2002, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling.  The court made no new findings of fact and did not change its conclusions of law.  On October 11, 2002, the Company filed its Notice of Appeal with the Kansas Court of Appeals; the Docketing Statement was filed on October 30, 2002.  All pleadings were timely filed and an oral argument was held on August 27, 2003.   On November 7, 2003, the Kansas Court of Appeals reversed the trial court’s order that entered summary judgment in favor of the Board.  The Appellate court remanded the case back to the trial court for further proceedings.  Thus, as a result of the Appellate court’s order, there is no injunction against the Company, and the matter is again pending before the trial court.  The parties have each submitted proposed orders to the trial court.  The Board has asked the court to re-enter summary judgment in its favor, and to reinstate the injunction.  The Company has asked the court to dismiss the case, based either on the lack of any basis for injunctive relief, or because the case is now moot based on changes to Kansas law which took effect while the case was pending on appeal, or based on the recent passage of the FCLCA which took effect on February 4, 2004.  As of the date of this summary, the trial court has made no ruling, and the case remains pending.

From time to time the Company is involved in other legal matters generally incidental to its business.

It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Operating Leases

The Company leases land, office and warehouse facilities and certain equipment under noncancelable operating leases.  Lease expense for fiscal 2001, 2002 and 2003 totaled approximately $1,115,000, $1,556,000 and $1,594,000, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year	Amount
2004	$1,458
2005	1,443
2006	1,013
2007	1,009
2008	1,033
Thereafter	4,232
$10,188

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

Advertising Commitments

As of January 3, 2004, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $21.5 million for advertising during 2004.

Other Commitments

The Company has agreed to indemnify one of its vendors up to a total of $10 million (with $5 million coverage per occurrence) with respect to consumer claims brought against the vendor for harm or injury attributable to the Company’s method for verifying prescriptions for this vendor’s products.  The Company believes its current insurance policy from a third party will cover claims under this indemnification.

In connection with the acquisition of ClearLab (see Note 4), the Company entered into an employment agreement with the chief technology officer of ClearLab. Under the provisions of the agreement, the Company is required to pay SGD$1,125,000 (USD$660,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time.

Also in connection with the acquisition of ClearLab, certain technologies and intellectual property were assigned to the Company for use in new products.  In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$587,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement (see Note 4).  As of January 3, 2004, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

NOTE 6.  COMMON STOCK TRANSACTIONS

During fiscal 2001and 2002, the Company repurchased 22,500 and 200,000 shares of its common stock, respectively, for a total cost of approximately $0.4 million and $2.2 million, respectively.  During fiscal 2003, the Company did not repurchase any shares of its common stock.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of January 3, 2004.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through January 3, 2004, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during fiscal 2003 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006.  The repurchased shares were retained as treasury stock.  As of January 3, 2004, no shares remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

During fiscal 2003 the Board of Directors granted 7,317 shares of restricted common stock to an officer of the Company.  The grant is subject to shareholder approval at the 2004 shareholder meeting.  The stock was valued at the closing stock price on December 30, 2003, the date the grant was approved by the Company’s Board of Directors, which was $20.50.  The restrictions on the common stock lapse in equal amounts over a ten-year period.

During fiscal 2003, the Company issued 900,000 shares of restricted common stock as partial consideration for the acquisition of Lens Express and Lens 1st (see Note 4).  Of the 900,000 shares, 772,655 were issued from treasury stock. The 900,000 shares of restricted common stock were subject to a lock-up period of twelve months after the acquisition date of January 30, 2003.  In connection with the acquisition, the Company entered into a registration rights agreement pursuant to which the Company granted the Seller certain piggyback registration rights with respect to the 900,000 shares of restricted common stock.

During fiscal 2003, the performance conditions were met on the 700,000 shares of restricted common stock placed in escrow as part of the purchase consideration for the ClearLab acquisition.   These shares were treated as outstanding at the time the performance guarantee was met.  Additionally, the Company recorded compensation expense and additional paid-in capital of $0.7 million due to the transfer of shares owned by ClearLab’s chief technology officer to key employees of ClearLab (see Note 4).

NOTE 7.  STOCK-BASED COMPENSATION

The Company has established a stock option plan that provides for the issuance of a maximum 1,590,000 shares of common stock to officers, other key employees, directors, and consultants.  The plan allows for the issuance of both incentive stock options and nonqualified stock options.    Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant.    As of January 3, 2004, 336,927 shares are available for future granting.

Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

All options granted through January 1, 2000 vest equally over a three-year period and expire in ten years.  The stock options issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of ClearLab (see Note 4) and other options issued to the president and chief technology officer of ClearLab vest equally at the end of the third, fourth and fifth years and expire in ten years.  All other options granted subsequent to January 1, 2000, vest equally over a four-year period and expire in five to ten years.  A summary of stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 30, 2000	616	$11.45
Granted	112	32.82
Exercised	(27)	6.75
Forfeited	(39)	30.92
Outstanding at December 29, 2001	662	14.12
Granted	546	21.42
Exercised	(12)	7.10
Forfeited	(20)	15.03
Outstanding at December 28, 2002	1,176	17.56
Granted	303	26.99
Exercised	(124)	6.95
Forfeited	(38)	22.12
Outstanding at January 3, 2004	1,317	$20.60

Exercisable at January 3, 2004	455	$13.64

The following is additional information with respect to stock options as of January 3, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.61 - $4.37	5	3.4	$3.89	5	$3.89
4.38 - 8.75	212	4.2	5.74	212	5.74
8.76 - 13.12	110	6.9	11.83	25	11.83
13.13 - 17.50	274	7.1	14.44	115	14.01
17.51 - 21.87	10	7.1	21.11	5	21.25
21.88 - 26.25	258	7.0	24.76	38	24.10
26.26 - 30.62	246	5.0	27.60	6	30.00
30.63 - 35.00	182	7.8	34.98	34	34.94
35.01 - 43.75	20	6.8	43.75	15	43.75
	1,317	6.3	$20.60	455	$13.64

During the fourth quarter of fiscal 2002, the chief technology officer of ClearLab, agreed to transfer 28,000 shares of restricted common stock to key employees of ClearLab.  The shares are part of the 700,000 shares of restricted common stock issued as partial consideration for the acquisition of ClearLab (see Note 4).  These shares were subject to the same performance guarantee and vesting provisions as the original 700,000 that were held in escrow.  The Company recorded compensation expense and additional paid-in capital of $0.7 million based on the fair market value of the shares in June 2003, the date the performance conditions were met.

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

During fiscal 2002, the Company incurred legal expenses of approximately $18,000 to a legal firm in which a member of the Company’s Board of Directors is a partner. These fees represent the total amount incurred subsequent to this individual joining the Company’s Board of Directors in December 2002.  During the fiscal 2003, the Company incurred expenses of approximately $1,162,000 to legal firms in which members of the Company’s Board of Directors are partners.  These fees represent the total amount incurred subsequent to the individuals joining the Company’s Board of Directors.

During fiscal 2002, the Company acquired certain assets of ClearLab (see Note 4).  Subsequent to the acquisition, the Company sold product to an entity owned by the sellers of ClearLab, one of which is the chief technology officer of ClearLab.  Net revenue from this entity during the fiscal 2002 post-acquisition period was approximately $419,000.  During fiscal 2003, the officer sold his ownership interest in this entity.  In addition, this entity subleases space in the Company’s Singapore building.  Sublease income during fiscal 2002 was approximately $18,000.

In connection with the ClearLab acquisition, the Company issued certain notes payable to related parties (see Notes 3 and 4).

NOTE 9.  INCOME TAXES

Income (loss) before income taxes consists of the following components for fiscal 2001, 2002 and 2003 (in thousands):

	Fiscal Year
	2001	2002	2003

U.S. operations	$16,149	$9,350	$3,510
Foreign operations	(20)	(9,423)	(3,030)
	$16,129	$(73)	$480

The components of the provision for income taxes for fiscal 2001, 2002 and 2003 are as follows (in thousands):

	Fiscal Year
	2001	2002	2003
Current provision:
Federal	$(5,915)	$(3,142)	$(1,781)
State	(896)	(486)	(274)
Foreign	—	—	—
Total current provision for income taxes	(6,811)	(3,628)	(2,055)
Deferred benefit (provision):
Federal	475	(264)	119
State	71	(39)	18
Foreign	—	243	249
Change in valuation allowance	—	(243)	(249)
Total deferred benefit (provision) for income taxes	546	(303)	137

Total provision for income taxes	$(6,265)	$(3,931)	$(1,918)

The Company’s income tax provision for fiscal 2003 relates 100% to income generated in U.S. tax jurisdictions.  The Company has not recorded any income tax benefit related to its foreign losses, given the uncertainty of the ultimate realization of operating loss carryforwards incurred for the pre-2003 periods. It is anticipated the foreign operating loss carryforwards incurred during fiscal 2003will be utilized during the 0% pioneer certificate period (see below).  The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate for fiscal 2001 and fiscal 2003:

	Fiscal Year
	2001	2003
Statutory U.S. federal income tax rate	35.0%	34.0%
State income taxes, net of federal benefit	3.3	35.2
Non-deductible lobbying expenses	0.5	111.2
Foreign	—	162.7
Change in foreign deferred tax assets valuation allowance	—	51.9
Other	—	4.6
	38.8%	399.6%

A rate reconciliation is not presented for fiscal 2002 because the Company has a total provision for income taxes and a pre-tax loss, and therefore an effective tax rate cannot be calculated.  Using the 34% statutory U.S. federal income tax rate, a benefit of $25,000 would have been expected.  Reconciling items included $346,000 of state income taxes, net of federal benefit, $355,000 of non-deductible lobbying expenses, $2,961,000 of U.S. income tax liability because foreign losses are not benefited, $243,000 of change in foreign deferred tax assets valuation allowance, and $51,000 of other items that resulted in the total provision for income taxes of $3,931,000.

The Company’s effective income tax rate on the U.S. pre-tax income is 38.8%, 42.0% and 54.6% for fiscal 2001, 2002 and 2003, respectively.  The fiscal 2003 U.S. effective income tax rate is greater than the statutory U.S. income tax  rate primarily due to the level of  non-deductible lobbying expenses incurred during the fiscal year.

The components of the deferred income tax assets and liabilities are as follows (in thousands):

	December 28, 2002	January 3, 2004

Deferred income tax assets:
Accrued reserves	$479	$356
Depreciation and amortization	—	182
Intangibles amortization	394	642
Inventory capitalization	193	103
Foreign operating loss carry-forwards	171	310
Other	240	211
	1,477	1,804
Valuation allowance	(243)	(492)
	1,234	1,312
Deferred income tax liabilities:
Depreciation	(113)	(54)
Net deferred income tax asset:	$1,121	$1,258

Balance sheet classification:
Net deferred income tax asset – current	$756	$548
Net deferred income tax asset – noncurrent	365	710
	$1,121	$1,258

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Due to uncertainty with respect to the realization of the net deferred income tax assets in Singapore, the Company has recorded a valuation allowance against these assets.

As of January 3, 2004, the Company has a net operating loss carry-forward for Singapore income tax purposes of approximately $2,714,000, which does not expire.  The deferred income tax asset relating to these foreign operating loss carry-forwards is $310,000 and is calculated based on the Singapore statutory tax rate of 22% for the pre-2003 periods and 0% for the pioneer certificate periods (see below).

During fiscal 2003, the Company’s Singapore operations applied for a pioneer tax certificate.  This pioneer tax certificate allows for a seven-year tax holiday with an extension for an additional three years if certain conditions are met.  The tax holiday has clawback provisions if the Company does not continually meet certain research and development, capital investment and employment requirements.  The tax holiday reduces the Singapore statutory tax rate from 22% to 0% on qualified income.

NOTE 10.  PREFERRED STOCK

The Company has 1,000,000 shares authorized of $.01 par value preferred stock.  For fiscal 2001, 2002 and 2003, no shares were issued or outstanding.  The Company’s Board of Directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 11.  SEGMENT INFORMATION

Beginning in the third quarter of fiscal 2002, the Company has two operating segments as a result of the acquisition of ClearLab (See Note 4).  These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment.  The Company’s U.S. segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses.  The Company’s Singapore segment includes the operations of ClearLab, a developer and contract manufacturer of contact lenses.  Operating segment information for fiscal 2002 and 2003 is as follows (in thousands):

	Fiscal Year 2002			Fiscal Year 2003
	U.S.	Singapore	Total	U.S.	Singapore	Total
Net sales	$166,511	$2,069	$168,580	$181,331	$5,972	$187,303
Gross profit (loss)	50,678	(279)	50,399	68,178	2,252	70,430
Purchased in-process research and development	—	7,789	7,789	—	—	—
Income (loss) from operations	10,053	(8,940)	1,113	3,701	(2,054)	1,647

The following reconciles total segment income from operations to income (loss) before provision for income taxes for the applicable fiscal year ended (in thousands):

	2002	2003
Income from operations	$1,113	$1,647
Interest expense	(1,128)	(1,276)
Other income (expense)	(58)	109
Income (loss) before provision for income taxes	$(73)	$480

Identifiable segment assets as of December 28, 2002 and January 3, 2004 are as follows (in thousands):

	Fiscal Year 2002			Fiscal Year 2003
	U.S.	Singapore	Total	U.S.	Singapore	Total
Long-lived assets, net	$5,776	$14,175	$19,951	$30,615	$25,628	$56,243
Total assets	45,427	16,577	62,004	56,274	30,657	86,931

ClearLab generates a substantial portion of its revenue from the manufacture and sale of contact lenses from a concentration of a few large customers.   During fiscal 2003, ClearLab generated 55%, 15% and 11% of these revenues, respectively, from its three largest customers.

NOTE 12.  RETIREMENT AND SAVINGS PLAN

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees.  Eligible employees may contribute, through payroll deductions, up to 15 percent of their eligible compensation, but not more than the statutory limits.  The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant’s eligible compensation.   The Company contributed approximately $105,000, $123,000 and $146,000 to the plan during fiscal 2001, 2002 and 2003, respectively.

NOTE 13.  SUBSEQUENT EVENTS

Purchase of VisionTec (See Note 4)

On February 24, 2004, the Company completed the acquisition of the shares of VisionTec, a developer and manufacturer of contact lenses.  The transaction was accomplished as a purchase of 100% of the stock of VisionTec.  The consideration paid included approximately $3.2 million in cash and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of VisionTec for a period of ten years.   The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

Renewal of Loan Agreement (See Note 3)

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on each September, December, March and June until the maturity date of February 27, 2007.  This restated loan agreement succeeds and replaces the Company’s prior loan agreement executed July 22, 2002.  All outstanding balances associated with the July 22, 2002 loan agreement were paid with proceeds from this new loan agreement.