Form 10-Q
period 2004-04-03
1 800 CONTACTS INC
filed 2004-05-13
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

☒ Yes        ☐ No

As of May 5, 2004, the Registrant had 13,285,501 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 3, 2004	April 3, 2004
ASSETS
CURRENT ASSETS:
Cash	$1,075	$957
Accounts receivable	944	1,160
Inventories, net	24,127	26,574
Prepaid income taxes	797	797
Deferred income taxes	548	1,023
Other current assets	1,752	2,932
Total current assets	29,243	33,443
PROPERTY AND EQUIPMENT, net	13,183	16,518
DEFERRED INCOME TAX ASSETS	710	804
GOODWILL	33,853	33,990
DEFINITE-LIVED INTANGIBLE ASSETS, net	9,207	17,113
OTHER ASSETS	735	672
Total assets	$86,931	$102,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	3,381	1,122
Current portion of capital lease obligations	191	176
Accounts payable	8,558	9,668
Accrued liabilities	4,847	7,071
Total current liabilities	16,977	18,037
LONG-TERM LIABILITIES:
Line of credit	—	15,555
Long-term debt, less current portion	14,683	9,114
Capital lease obligations, less current portion	64	127
Deferred income tax liabilities	—	3,324
Total long-term liabilities	14,747	28,120
STOCKHOLDERS’ EQUITY:
Common stock, 13,113 and 13,285 outstanding, respectively	131	133
Additional paid-in capital	42,346	45,749
Retained earnings	12,834	10,628
Accumulated other comprehensive loss	(104)	(127)
Total stockholders’ equity	55,207	56,383
Total liabilities and stockholders’ equity	$86,931	$102,540

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 29, 2003	April 3, 2004
NET SALES	$46,662	$50,849
COST OF GOODS SOLD	30,560	31,553
Gross profit	16,102	19,296

OPERATING EXPENSES:
Advertising	3,794	8,815
Legal and professional	1,621	1,840
Research and development	1,803	892
Purchased in-process research and development	—	83
Other operating	8,649	9,882
Total operating expenses	15,867	21,512
INCOME (LOSS) FROM OPERATIONS	235	(2,216)
OTHER EXPENSE, net	(500)	(356)
LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(265)	(2,572)
BENEFIT (PROVISION) FOR INCOME TAXES	(223)	366
NET LOSS	$(488)	$(2,206)

PER SHARE INFORMATION:
Basic and diluted net loss per common share	$(0.04)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Quarter Ended
	March 29, 2003	April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(488)	$(2,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,407	1,676
Amortization of debt issuance costs and discounts	40	147
Purchased in-process research and development	—	83
Unrealized foreign currency exchange loss (gain)	137	(77)
Loss on disposal of property and equipment	6	73
Deferred income taxes, net of effects of acquisition	(172)	(366)
Changes in operating assets and liabilities, net of effects of acquisitions:
Inventories	5,605	(2,051)
Other current assets	(760)	(831)
Accounts receivable	(88)	(190)
Accounts payable	(3,038)	318
Accrued liabilities	2,912	1,627
Income taxes payable / prepaid income taxes	395	—
Net cash provided by (used in) operating activities	5,956	(1,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(732)	(1,381)
Proceeds from sale of property and equipment	33	—
Purchase of intangible assets	(23)	(692)
Cash paid for acquisitions	(6,904)	(3,776)
Deposits and other	(379)	109
Net cash used in investing activities	$(8,005)	$(5,740)

	Quarter Ended
	March 29, 2003	April 3, 2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$439	$123
Net borrowings on line of credit	2,765	15,555
Principal payments on capital lease obligations	(109)	(82)
Debt issuance costs	—	(179)
Principal payments on long-term debt	(745)	(7,983)
Net cash provided by financing activities	2,350	7,434
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(6)	(15)
NET INCREASE (DECREASE) IN CASH	295	(118)
CASH AT BEGINNING OF PERIOD	259	1,075
CASH AT END OF PERIOD	$554	$957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$208	$264

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st.  The purchase consideration included cash of $6,904, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099 (see Note 6).

During the first quarter of 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.).  The purchase consideration included cash of $3,776 and common stock with a fair value of $3,200 (see Note 6).

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

The results of operations for the 2004 interim period are not necessarily indicative of the results that may be expected for the full fiscal year 2004.  On May 4, 2004, the Company announced its results of operations for the quarter ended April 3, 2004.  The Company announced basic and diluted net loss per common share of ($0.16) based on a preliminary purchase price allocation to the underlying assets acquired in the purchase of VisionTec (see Note 6).  Subsequent to that announcement, the following modifications have been made to the Company’s financial position and results of operations (in thousands):

	April 3, 2004	April 3, 2004
	as announced	as reported in 10-Q
Deferred income tax assets	$1,789	$1,827
Definite-lived intangible assets, net	14,281	17,113
Deferred income tax liabilities	—	3,324
Stockholders’ equity	56,415	56,383

Loss from operations	(2,268)	(2,216)
Benefit for income taxes	451	366
Net loss	(2,173)	(2,206)
Basic and diluted net loss per common share	$(0.16)	$(0.17)

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market.   Inventories consisted of the following (in thousands):

	January 3, 2004	April 3, 2004
Purchased contact lenses	$20,943	$22,445
Manufactured inventories:
Raw materials	429	570
Work in process	2,681	3,476
Finished goods contact lenses	74	83
Total	$24,127	$26,574

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of January 3, 2004 and April 3, 2004, reserves for excess and obsolete inventories were $623,000 and $638,000, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarters ended March 29, 2003 and April 3, 2004, options to purchase 1,207,482 and 1,400,481 shares of common stock were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 29, 2003			Quarter Ended April 3, 2004
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(488)	11,985	$(0.04)	$(2,206)	13,188	$(0.17)
Effect of stock options	—	—	—	—	—	—
Diluted EPS	$(488)	11,985	$(0.04)	$(2,206)	13,188	$(0.17)

NOTE 4.  COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended March 29, 2003 and April 3, 2004 consists of the following components (in thousands):

	Quarter Ended
	March 29, 2003	April 3, 2004
Net loss	$(488)	$(2,206)
Foreign currency translation gain (loss)	140	(22)
Comprehensive loss	$(348)	$(2,228)

The foreign currency translation gain (loss) results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore and United Kingdom subsidiaries’ financial statements.

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in  thousands, except per share amounts):

	Quarter Ended
	March 29, 2003	April 3, 2004
Net loss:
As reported	$(488)	$(2,206)
Fair-value based compensation, net of tax	(278)	(416)
Pro forma	$(766)	$(2,622)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.17)
Pro forma	$(0.06)	$(0.20)

The weighted average per share fair value of options granted during the quarters ended March 29, 2003 and April 3, 2004 was $11.98 and $12.59, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	March 29, 2003	April 3, 2004
Risk-free interest rate	2.9%	3.0%
Expected dividend yield	0.0%	0.0%
Volatility	78.0%	68.0%
Expected life	5 years	5 years

NOTE 6.  RECENT ACQUISITIONS

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

The unaudited pro forma information below sets forth summary results of operations as if the acquisition of Lens 1st and Lens Express (acquired January 30, 2003) had taken place at the beginning of fiscal 2003, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transactions.  The following pro forma information for the first quarter of fiscal year 2003 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of fiscal 2003 or of results which may occur in the future (in thousands, except per share amounts):

Quarter Ended March 29, 2003

Net sales	$50,072
Net loss	(374)
Basic and diluted net loss per common share	$(0.03)

VisionTec (subsequently renamed ClearLab UK)

On March 13, 2003, the Company signed a letter of intent with VisionTec, a developer and manufacturer of contact lenses based in the United Kingdom, and certain of its shareholders.  The Company agreed to pay VisionTec a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $0.7 million was paid on March 14, 2003, and the remaining $0.8 million was paid on June 13, 2003.    In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $0.1 million to VisionTec on March 14, 2003.  In the event that the Company did not exercise the option to purchase the shares of the VisionTec, the Company agreed to pay the entity an additional $0.8 million.  The Company also reimbursed VisionTec and its shareholders approximately $0.2 million for legal and financial expenses incurred by the entity in connection with the agreement.

On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of VisionTec.  During the period between September 12, 2003 and the closing of the acquisition on February 24, 2004, the Company continued to pay certain fees and expenses of the entity related to the entity’s research and development activities.   The Company paid approximately $2.1 million to VisionTec from September 12, 2003 through January 3, 2004 and $0.5 million from January 3, 2004 through February 24, 2004, for such research and development activities.

In connection with the agreement, and the transactions discussed above, the Company has expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004  (inclusive of the $0.2 million in costs) related to these research and development initiatives and $0.5 million in the first quarter ended April 3, 2004.

On February 24, 2004, the Company completed the acquisition of the stock of VisionTec (subsequently renamed ClearLab UK).  The transaction was accomplished as a purchase of all of the stock of the entity.  The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty on sale of contact lenses to the former shareholders of VisionTec for a period of ten years.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of these shares by the former stockholders of VisionTec.

The following sets forth the consideration paid by the Company (in thousands, except share amounts):

Cash	$3,200
Restricted shares (155,084 shares at $20.634 per share)	3,200
Acquisition expenses	576
Total purchase consideration	$6,976

The following table sets forth the preliminary allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Current assets	$629
Property, equipment and other long term assets	2,914
Core technologies	4,791
Patent	3,355
Purchased in-process research and development	83
Current liabilities	(1,523)
Deferred income tax liability	(3,273)
Total	$6,976

Core Technologies and patents are definite-lived intangible assets that are being amortized over twelve years.

NOTE 7.  COMMON STOCK TRANSACTIONS

During the quarter ended April 3, 2004, employees exercised stock options to purchase 16,772 shares of common stock for a total of approximately $123,000.  The Company recorded an increase in additional paid-in capital of approximately $82,000 as a result of the income tax benefit related to these stock option exercises.

During the quarter ended April 3, 2004, the Company granted nonqualified stock options to purchase 105,978 shares of common stock to employees and directors of the Company.  The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

On February 24, 2004, the Company completed the acquisition of VisionTec and issued 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million (see Note 6).  The restricted stock is required to be  registered with the Securities and Exchange Commission (“SEC”) on Form S-3 or another form suitable for the registration of such stock under the Securities Act.

NOTE 8.  DEBT OBLIGATIONS

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  If the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of April 3, 2004, the Company was subject to this restriction and could only borrow up to $26.6 million, which is the book value of its inventory as of April 3, 2004.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  Interest based on the lender’s prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company’s maximum leverage ratio.  Interest based on the lender’s LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company’s maximum leverage ratio.  Interest is payable monthly.  As of April 3, 2004 the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $15.6 million.  Of this amount, $12.0 million bore interest at the lender’s LIBOR rate plus 2.75 percent (3.84% at April 3, 2004) and the remaining $3.6 million bore interest at the lender’s prime rate plus 0.75 percent (4.75% at April 3, 2004).  The facility requires the payment of an unused credit fee which is also determined by the Company’s maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company.   The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of its assets or acquire all the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.  This restated loan agreement succeeds and replaces the Company’s prior loan agreement executed July 22, 2002.  All outstanding balances associated with the July 22, 2002 loan agreement were paid with proceeds from this new loan agreement.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds of the Singapore operations.   As of April 3, 2004, the Company was in compliance with all applicable covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Matters

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

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company. The action was filed in the District Court of Shawnee County, Kansas, Division 6. The complaint was amended on May 28, 1999. The amended complaint alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity. The amended complaint does not seek monetary damages. The Company filed an answer to the amended complaint and, at the request of the Court, filed a motion for summary judgment. In November 2000, the Court issued an order denying the summary judgment motion, finding that there were factual issues regarding whether the KBEO can meet the requirements necessary to obtain injunctive relief, and whether the Kansas law violates the Commerce Clause of the United States Constitution. On June 18, 2002, the court granted a summary judgment motion in favor of the KBEO. However, the court made no findings of any violations of Kansas law. Further, the court based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature. To preserve the issues for appeal, on July 2, 2002, the Company filed a motion to alter or amend judgment, asking the court to reverse its decision, and to enter summary judgment in favor of defendant, or to dismiss the KBEO’s lawsuit as moot based on the new law. The court denied the motion on September 12, 2002, finding that no new evidence had been presented to persuade the court to change its prior ruling. The court made no new findings of fact and did not change its conclusions of law. On October 11, 2002, the Company filed its Notice of Appeal with the Kansas Court of Appeals; the Docketing Statement was filed on October 30, 2002. All pleadings were timely filed and an oral argument was held on August 27, 2003. On November 7, 2003, the Kansas Court of Appeals reversed the trial court’s order that entered summary judgment in favor of the Board. The Appellate court remanded the case back to the trial court for further proceedings. Thus, as a result of the Appellate court’s order, there was no injunction against the Company as of November 7, 2003. Following receipt of the Appellate Court’s order, the parties each submitted proposed orders to the trial court. The Board asked the court to re-enter summary judgment in its favor, and to reinstate the injunction. The Company asked the court to dismiss the case, based either on the lack of any basis for injunctive relief, or because the case is now moot based on changes to Kansas law which took effect while the case was pending on appeal, or based on the recent passage of the FCLCA which took effect on February 4, 2004.  By order dated April 30, 2004, the trial court reinstated the injunction prohibiting the Company from selling contact lenses without a valid prescription under

K.S.A. 65-1504b unless and until a determination is made that the Fairness to Contact Lens Consumers Act (“FCLCA”) preempts its enforcement.  Since the FCLCA was enacted last year, the Company has continued to adhere to the prescription verification procedures set forth in this new federal law.  To the extent K.S.A. 65-1504 continues to have any application at all, the Company believes that by complying with the FCLCA it does not run afoul of K.S.A. 65-1504 and therefore intends to continue adhering to the prescription verification procedures set forth in the FCLCA.  The KBEO thus far has not contended that K.S.A. 65-1504 can or does require the Company to employ any stricter prescription verification procedures than those set forth in the FCLCA.  However, should this change, the Company is prepared to vigorously contest any such claim or interpretation.

From time to time the Company is involved in other legal matters generally incidental to its business.

It is the opinion of management, after consultation with legal counsel, that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of these matters will not have a material impact on the financial position, liquidity, or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity, or results of operations.

Advertising Commitments

As of April 3, 2004, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $12.8 million for advertising during the remainder of 2004.

NOTE 10.  SEGMENT INFORMATION

As a result of the acquisition of IGEL (ClearLab International) in the third quarter of fiscal 2002 and the recently acquired VisionTec (ClearLab UK), the Company has two operating segments.  These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment.  The Company’s U.S. segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions.  The Company’s International segment includes the operations of ClearLab International and ClearLab UK; both of which are developers and manufacturers of contact lenses.  Operating segment information for the first quarter ended March 29, 2003 and April 3, 2004 is as follows (in thousands):

	Quarter Ended
	March 29, 2003			April 3, 2004
	U.S.	International	Total	U.S.	International	Total
Net sales	$45,131	$1,531	$46,662	$49,451	$1,398	$50,849
Gross profit	15,748	354	16,102	18,930	366	19,296
Purchased in-process research and development	—	—	—	—	83	83
Income (loss) from operations	611	(376)	235	(1,149)	(1,067)	(2,216)

Identifiable segment assets are as follows (in thousands):

	January 3, 2004			April 3, 2004
	U.S.	International	Total	U.S.	International	Total
Long-lived assets, net	$30,615	$25,628	$56,243	$30,802	$36,819	$67,621
Total assets	56,274	30,657	86,931	59,005	43,535	102,540

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing and development operations in Singapore and the United Kingdom.  The Company sells all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision.

International Operations (ClearLab).  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore.  ClearLab International is the principal marketing organization for the Company’s international wholesale manufacturing business, focusing on the marketing of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers.  ClearLab International manufactures a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials.

On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom.  VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”).  The business will operate as a research and development and a manufacturing affiliate of ClearLab International.  The Company has recently completed the testing of ClearLab UK’s manufacturing capabilities, shipped its first daily disposable contact lenses and is currently expanding its production capabilities.  The Company will increase its product offerings to the international markets throughout fiscal 2004 from its production facilities in Singapore and in the U.K.

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

Johnson & Johnson Vision Care Agreement.  In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson Vision Care to become an authorized retailer of Johnson & Johnson Vision Care contact lenses.  The Company modified its operating systems in connection with this agreement. The Company implemented new prescription verification procedures for Johnson & Johnson Vision Care by geographic region based on time zone.  The Company began this implementation in February 2003 and completed it in April 2003. The Company began buying direct from Johnson & Johnson Vision Care during March 2003.

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

Cole National Marketing Agreement.  On June 30, 2003, the Company and Cole National Corporation (“Cole”) announced that they had signed an agreement under which the Company’s customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of doctors contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S.  Subsequent to the first fiscal quarter of 2004, the Company and Cole extended this agreement through March 31, 2005.  Under this agreement, Cole is offering its network of doctors to the Company to be used for contacts lens exam referrals and the Company retains the contact lens business of customers referred to Cole stores.

As part of the agreement, the Company and Cole have also worked together on a variety of cross-marketing programs and promotions of their respective products in select test markets.  The goal of these cross-marketing programs is to find other ways that the Company and Cole can help create value together.

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

During the first quarter of fiscal 2004, the Company completed the consolidation of a majority of the operating facilities acquired from Lens 1st into its principal operating facilities in Utah.

Supplier Agreements. During the latter part of 2003, the Company reached agreements with its top three vendors for improved pricing and marketing support.  This support will come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales.  As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs with these vendors.

Regulatory Considerations

Fairness to Contact Lens Consumer Act.  In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also requires all eye care practitioners to respond to direct marketers’ requests to verify consumer prescriptions and provides that their failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period) and that the time for expiration shall not begin to run until the eye care practitioner has given the patient a copy of his or her prescription.  It also directs the Federal Trade Commission (“FTC”) to promulgate implementing rules and to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months. This FTC study will specifically address, among other things, the use of doctor exclusive brands (i.e., contact lenses available only for sale from an eye care practitioner) and other practices that impede competition.

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

Net sales for fiscal 2003 and the first quarter of fiscal 2004 were negatively impacted by canceled orders due to the Company’s prescription verification procedures, including, most significantly, those implemented as part of the Johnson & Johnson Vision Care agreement in 2003, and the revisions to the Company’s prescription verification procedures made on February 4, 2004 in response to the FCLCA. The Company is taking steps to recover these canceled orders principally by offering to its customers who do not hold a valid prescription for contact lenses referrals for contact lens exams from a Cole doctor under the Cole agreement.  The Company is uncertain as to the ultimate impact its revised prescription verification procedures will have on future net sales, and the Company is uncertain as to the number of canceled orders that can subsequently be recovered through its doctor network referral program with Cole.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2004 is a 52-week year and will end on January 1, 2005.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 29, 2003	April 3, 2004
NET SALES	100.0%	100.0%
COST OF GOODS SOLD	65.5	62.0
Gross profit	34.5	38.0

OPERATING EXPENSES:
Advertising	8.1	17.3
Legal and professional	3.5	3.6
Research and development	3.9	1.8
Purchased in-process research and development	—	0.2
Other operating	18.5	19.4
Total operating expenses	34.0	42.3
INCOME (LOSS) FROM OPERATIONS	0.5	(4.3)
OTHER EXPENSE, net	(1.1)	(0.7)
LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(0.6)	(5.0)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.5)	0.7
NET LOSS	(1.1)%	(4.3)%

Net sales.  Net sales for the quarter ended April 3, 2004 increased 9% to $50.8 million from $46.7 million for the quarter ended March 29, 2003.  Net sales, exclusive of the Company’s international operations (ClearLab), for the first quarter of fiscal 2004 were $49.4 million compared to $45.2 million for the first quarter of fiscal 2003.  The increase in net sales is mainly due to increased advertising and manufacturer rebate programs instituted during the quarter for select products.  Net sales were negatively impacted by more than $10 million due to a substantial increase in the number and percentage of orders the Company canceled as a result of the prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement during the period February through April 2003 and the revisions to the Company’s prescription verification procedures instituted on February 4, 2004 in compliance with the FCLCA (see “Federal Regulation”).  The Company’s cancellation rate after implementation of the new verification system was approximately 20% versus the 17% the Company anticipated.

The Company has taken steps to minimize these canceled orders, including continued development of a doctor network through the Cole agreement and the establishment of a doctor network department to help obtain the necessary prescription information that is required to complete an order.  The Company is uncertain of the ultimate long-term impact that these prescription verification procedures required by the new FCLCA and the Company’s efforts to recover the canceled sales will have on future net sales.

Gross profit.  Gross profit as a percentage of net sales increased to 38% for the quarter ended April 3, 2004 from 34.5% for the quarter ended March 29, 2003.  During the first quarter of fiscal 2004, the majority of the gross profit improvement was due to the Company continuing to realize the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products.  During March 2003, the Company began buying directly from Johnson & Johnson Vision Care.  The Company did not realize the full benefits of purchasing from Johnson & Johnson Vision Care during the first quarter of fiscal 2003 due to significant amounts of Johnson & Johnson Vision Care inventory held by the Company prior to making direct purchases from them.  During the latter part of 2003, the Company reached agreement with Johnson & Johnson Vision Care for additional pricing improvements.

The Company expects gross profit as a percentage of net sales to increase slightly during the remainder of fiscal 2004 as it realizes the full benefit of the improved pricing arrangement it negotiated from vendors during the latter part of fiscal 2003.

Advertising expense.  Advertising expense for the quarter ended April 3, 2004 increased $5 million to $8.8 million, from the quarter ended March 29, 2003.  As a percentage of net sales, advertising expense increased to 17.3% for the first quarter of fiscal 2004 from 8.1% for the first quarter of fiscal 2003.  A majority of the increase was for the Company’s television advertising campaign.  The Company expects total advertising expense incurred will be between $25 million and $30 million for all of fiscal 2004.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended April 3, 2004 increased $0.2 million, or 13.5%, from the quarter ended March 29, 2003.  As a percentage of net sales, legal and professional fees increased to 3.6% for the first quarter of fiscal 2004 from 3.5% for the first quarter of fiscal 2003.  Although the Fairness to Contact Lens Consumer Act (“FCLCA”) became effective February 4, 2004, the Company invested considerable effort during the quarter preparing comments for the Federal Trade Commission, which has the responsibility to finalize rules related to the FCLCA.  The Company submitted its comments to the proposed rules during the first fiscal quarter of fiscal 2004.  The Company expects to reduce expenditures on legal and professional fees by approximately $2 million in fiscal 2004 versus expenditures in fiscal 2003, which would be reflected in a reduction in legal and professional fees in subsequent quarters based on current plans.  However, the Company will continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry, including the continued implementation of the FCLCA.

Research and development expenses.  Research and development expenses for the quarter ended April 3, 2004 decreased to $0.9 million, or 1.8% of net sales, from $1.8 million, or 3.9% of net sales, from the quarter ended March 29, 2003.  The Company’s U.S. operations funded $0.5 million during the first fiscal quarter of 2004 for research and development activities performed by VisionTec prior to the Company’s acquisition of the entity on February 24, 2004.  During the first quarter of fiscal 2003, the Company’s U.S. operations expensed approximately $1.7 million for research and development activities performed by VisionTec.  The Company expects total consolidated research and development expenses of approximately $2 million in fiscal 2004.

Other operating expenses.  Other selling, general and administrative expenses for the quarter ended April 3, 2004 increased $1.2 million, or 14.3%, from the quarter ended March 29, 2003.  As a percentage of net sales, other operating expenses increased to 19.4% for the first quarter of fiscal 2004 from 18.5% for the first quarter of fiscal 2003.  ClearLab accounted for approximately $0.3 million of the increase for the first quarter of fiscal 2004.  The Company also incurred approximately $0.2 million in costs related to the consolidation of the operations of Lens 1st  to Utah and $0.1 million in incremental amortization related to the intangible assets.  The Company’s other operating and payroll costs also increased by approximately $0.5 million as the Company continued to enhance its operating infrastructure and its management team to meet the demands of the business and the requirements of the FCLCA.

The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.  However, the Company expects savings of approximately $1 million in its operating expenses during the balance of fiscal 2004 directly related to the consolidation of the majority of the operating facilities acquired from Lens 1st into its principal operating facilities in Utah.

Other expense, net.  Other expense decreased to approximately $0.4 million for the quarter ended April 3, 2004 from approximately $0.5 million for the quarter ended March 29, 2003.  For the first quarter of fiscal 2004, other expense consisted mainly of interest expense, resulting from the use of the revolving credit facility and debt related to the acquisition of VisionTec (ClearLab UK, Ltd.) and ClearLab International. This interest expense was offset slightly by an unrealized foreign exchange transaction gain of approximately $0.1 million, relating primarily to an intercompany loan to ClearLab International. For the first quarter of fiscal 2003, other expense consisted mainly of interest expense and an unrealized foreign exchange transaction loss incurred by the Company.  The unrealized loss related primarily to the intercompany loan to ClearLab International.

Income taxes.  The Company’s effective U.S. income tax rate for the quarter ended April 3, 2004 is 39% compared to 42% for the quarter ended March 29, 2003.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The decrease in the effective income tax rate results from the estimated annual decrease in permanent nondeductible expenses, including those relating to the Company’s lobbying efforts.  ClearLab International and ClearLab UK are taxed separately in their tax jurisdictions of Singapore and the United Kingdom.  During the first quarter of fiscal 2004, the Company did not record a tax benefit for the loss from the operations of ClearLab International and ClearLab UK due to the uncertainty with respect to the realization of tax benefits in Singapore and the United Kingdom.  As of the first quarter of fiscal 2004, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore and the United Kingdom.   The Company’s estimated effective U.S. income tax rate may change as facts and circumstances change.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that, with the exception of repurchases of common stock, these uses will continue to be the principal demands on its cash in the future.

The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through the credit facility, will be sufficient to support planned operations through the foreseeable future.  Should the Company’s plans or expectations change, the Company may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, which could adversely affect the Company’s business, financial condition, liquidity, and results of operations.

As a result of regulatory requirements, the Company’s liquidity, capital resources, and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products or experiences losses of a substantial portion of the Company’s customers for whom the Company is unable to obtain or verify a prescription due to the enforcement of requirements by regulatory agencies.

Acquisition of VisionTec (ClearLab UK) - During fiscal 2003, the Company paid $3.9 million for research and development activities performed by ClearLab UK on the Company’s behalf and an additional $0.5 million in January 2004.  On February 24, 2004, the Company acquired all of the stock of ClearLab UK.   The consideration paid included approximately $3.8 in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of ClearLab UK for a period of ten years. The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

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

Renewed Loan Agreement - Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  If the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of April 3, 2004, the Company was subject to this restriction and could only borrow up to $26.6 million, which is the book value of its inventory as of April 3, 2004.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  Interest based on the lender’s prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company’s maximum leverage ratio.  Interest based on the lender’s LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company’s maximum leverage ratio.  Interest is payable monthly.  As of April 3, 2004 the Company’s outstanding borrowings on the credit facility were $15.6 million.  $12.0 million bore interest at the lender’s LIBOR rate plus 2.75 percent (3.84% at April 3, 2004).  The remaining $3.6 million bore interest at the lender’s prime rate plus 0.75 percent (4.75% at April 3, 2004).  The facility requires the payment of an unused credit fee which is also determined by the Company’s maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interest in foreign subsidiaries directly owned by the Company.   The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement also does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of its assets or acquire all the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock, or to perform other similar equity transactions prior to December 31, 2005; thereafter such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.  This restated loan agreement succeeds and replaces the Company’s prior loan agreement executed July 22, 2002.  All outstanding balances associated with the July 22, 2002 loan agreement were paid with proceeds from this new loan agreement.

Cash flows from operating activities.  For the quarters ended April 3, 2004 and March 29, 2003, net cash (used in) provided by operating activities was approximately ($1.8 million) and $6.0 million, respectively.  In the first quarter of fiscal 2004 , cash was used primarily for increases in inventories, other current assets and to fund the net loss, partially offset by an increase in accrued liabilities and accounts payable.  In the first quarter of fiscal 2003, cash was provided primarily by a decrease in inventories and an increase in accrued liabilities partially offset by a decrease in accounts payable.

Cash flows from investing activities.  The Company used approximately $5.7 million and $8.0 million for investing activities in the quarters ended April 3, 2004 and March 29, 2003, respectively.  In the first quarter of fiscal 2004, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec.  The Company also purchased approximately $0.7 million of intangible assets in the first quarter of fiscal 2004 .  In the first quarter of fiscal 2003, the Company paid approximately $6.9 million in cash (including $0.4 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.

Capital expenditures for infrastructure improvements for the first quarters of fiscal 2004 and 2003 were approximately $1.4 million and $0.7 million, respectively.  Of those amounts, approximately $0.8 million and $0.3 million related to the international operations, respectively.  The Company anticipates additional capital expenditures in fiscal 2004 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities.  During the quarters ended April 3, 2004 and March 29, 2003, net cash provided by financing activities was approximately  $7.4 million and $2.4 million, respectively.  In the first quarter of 2004, the Company had net borrowings on its credit facility of approximately $15.6 million and made principal payments on debt obligations and capital lease obligations of approximately $8.1 million.  In the fiscal 2003 period, the Company had net borrowings on its credit facility of approximately $2.8 million and made principal payments on debt obligations and capital lease obligations of approximately $0.9 million.  In both the first quarters of fiscal 2004 and 2003, these amounts were offset by proceeds from the exercise of common stock options.

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of January 3, 2004.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through April 3, 2004, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during fiscal 2003 or the first quarter of fiscal 2004 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006.  As of April 3, 2004, no shares remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004 and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  All amounts outstanding under the Company’s prior revolving credit facility and U.S. term loan were paid off with proceeds from this new credit facility.

At April 3, 2004, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$2,500,000 (USD$1,486,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At April 3, 2004, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,360,000 (USD$4,967,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of April 3, 2004, the Company was in compliance these covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

At April 3, 2004, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,095,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisition of  ClearLab International and VisionTec (ClearLab UK, Ltd.).  As of April 3, 2004, the present value of future minimum lease payments was approximately USD$0.3 million with a majority of payments scheduled through fiscal 2004.

Contractual Obligations and Commitments

Subsequent to January 3, 2004, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business, other than the renewed loan agreement with the Company's existing bank.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); realizability of inventories; realizability of deferred income tax assets; accounting for business combinations including assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies.  A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended January 3, 2004.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

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

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  As of April 3, 2004, the Company determined that no impairment existed.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s recent acquisitions of ClearLab International, ClearLab UK, Ltd., Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

•                                          The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single manufacturer accounting for 46%, 35%, and 23% of the Company’s inventory purchases in fiscal 2001, 2002, and 2003, respectively.  In addition, the Company’s top three suppliers accounted for 70 percent, 63 percent, and 59 percent of the Company’s inventory purchased in fiscal 2001, 2002, and 2003, respectively;

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

•                                          The Company may incur unforeseen costs or not realize all of the anticipated benefits from its relationships with Johnson & Johnson Vision Care, CIBA Vision and Cole.

•                                          The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable; and

•                                          The Company may incur an increase in order cancellations due to the prescription verification requirements of the Fairness to Contact Lens Consumers Act.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of April 3, 2004, the Company was exposed to changes in interest rates relating to its renewed credit facility and other debt obligations.  The renewed credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $15.6 million as of April 3, 2004. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British Pounds and bears interest at a fixed rate.  As of April 3, 2004, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.4 million.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore operations, its recently acquired United Kingdom operations and the intercompany balances between its U.S. and these international operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $10.9 million that are denominated in Singapore dollars and mature over the next six years.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through May 5, 2004 the exchange rate has fluctuated approximately 3.6 percent (weakening of the U.S. dollar).

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead, as well, to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency.  From the date of the VisionTec (ClearLab UK, Ltd.) acquisition, February 24, 2004, through May 5, 2004, the exchange rate has fluctuated approximately 3.9 percent (strengthening of U.S. dollar).

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

Item 2.                                                           Changes in Securities and Use of Proceeds

On February 24, 2004, the Company completed the acquisition of the stock of VisionTec (subsequently renamed ClearLab UK).  The transaction was accomplished as a purchase of all of the stock of the entity.  The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty to the former shareholders of VisionTec for a period of ten years.

The shares were sold without registration under the Securities Act upon reliance on the Company's determination that none of the former stockholders of Vision Tec were U.S. Persons (as that term is defined in Regulation S promulgated under the Securities Act).  The Company has agreed to file a registration statement covering the resale of these shares by the former stockholders of Vision Tec.

Item 3.                                                           Defaults upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

From time to time the Company receives notices, inquiries, or other correspondence from states or other regulatory bodies charged with overseeing the sale of contact lenses.  The Company’s practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis.  It is the opinion of management, after discussion with legal counsel, that the Company is taking the appropriate steps to address the various notices received.

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

(B) Reports on Form 8-K

*                 Current Report on Form 8-K filed February 24, 2004, filing of Press Release Announcing Operating and Financial Results for the fourth quarter and fiscal year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: May 13, 2004	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer