Form 10-Q
period 2004-07-03
1 800 CONTACTS INC
filed 2004-08-12
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of August 6, 2004, the Registrant had 13,286,621 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

       Item 1. Financial Statements

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 3, 2004	July 3, 2004
ASSETS
CURRENT ASSETS:
Cash	$1,075	$330
Accounts receivable, net	944	1,210
Inventories, net	24,127	25,166
Prepaid income taxes	797	193
Deferred income taxes	548	900
Other current assets	1,752	3,448
Total current assets	29,243	31,247
PROPERTY, PLANT AND EQUIPMENT, net	13,183	17,346
DEFERRED INCOME TAXES	710	922
GOODWILL	33,853	33,768
DEFINITE-LIVED INTANGIBLE ASSETS, net	9,207	16,325
OTHER ASSETS	735	973
Total assets	$86,931	$100,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,381	$1,253
Current portion of capital lease obligations	191	158
Accounts payable	8,558	8,549
Accrued liabilities	4,847	6,922
Total current liabilities	16,977	16,882
LONG-TERM LIABILITIES:
Line of credit	—	17,420
Long-term debt, less current portion	14,683	8,566
Capital lease obligations, less current portion	64	56
Deferred income tax liabilities	—	2,545
Total long-term liabilities	14,747	28,587
STOCKHOLDERS’ EQUITY
Common stock, 13,113 and 13,287 issued, respectively	131	133
Additional paid-in capital	42,346	45,773
Retained earnings	12,834	9,480
Accumulated other comprehensive loss	(104)	(274)
Total stockholders’ equity	55,207	55,112
Total liabilities and stockholders’ equity	$86,931	$100,581

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
NET SALES	$46,354	$49,971	$93,016	$100,820
COST OF GOODS SOLD	28,580	30,698	59,140	62,251
Gross profit	17,774	19,273	33,876	38,569

OPERATING EXPENSES:
Advertising	3,586	7,224	7,380	16,039
Legal and professional	1,755	1,341	3,376	3,181
Research and development	197	443	2,000	1,335
Purchased in-process research and development	—	—	—	83
Other operating	10,104	10,766	18,753	20,648
Total operating expenses	15,642	19,774	31,509	41,286

INCOME (LOSS) FROM OPERATIONS	2,132	(501)	2,367	(2,717)

OTHER EXPENSE, net	(323)	(699)	(823)	(1,055)

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	1,809	(1,200)	1,544	(3,772)

BENEFIT (PROVISION) FOR INCOME TAXES	(1,249)	52	(1,472)	418

NET INCOME (LOSS)	$560	$(1,148)	$72	$(3,354)

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$0.04	$(0.09)	$0.01	$(0.25)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Two Quarters Ended
	June 28, 2003	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72	$(3,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,008	3,606
Amortization of debt issuance costs and discounts	96	197
Purchased in-process research and development	—	83
Unrealized foreign currency exchange loss	77	85
Loss on sale of property and equipment	6	73
Stock-based compensation	731	—
Deferred income taxes, net of effects of acquisition	(59)	(1,101)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(992)	(275)
Inventories	10,510	(706)
Other current assets	(356)	(1,382)
Accounts payable	(3,115)	(786)
Accrued liabilities	664	1,463
Income taxes payable / prepaid income taxes	1,180	682
Unearned revenue	92	(1)
Net cash provided by (used in) operating activities	11,914	(1,416)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,655)	(3,406)
Proceeds from sale of property and equipment	33	4
Purchase of intangible assets	(28)	(1,011)
Cash paid for acquisitions	(7,012)	(3,776)
Deposits and other	(55)	(186)
Net cash used in investing activities	$(8,717)	$(8,375)

	Two Quarters Ended
	June 28, 2003	July 3, 2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$715	$138
Restricted stock grants	—	6
Net (repayments) borrowings on line of credit	(1,931)	17,420
Debt issuance costs	—	(193)
Principal payments on capital lease obligations	(206)	(165)
Principal payments on long-term debt	(1,311)	(8,240)
Net cash provided by (used in) financing activities	(2,733)	8,966
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(1)	80

NET (DECREASE) INCREASE IN CASH	463	(745)
CASH AT BEGINNING OF PERIOD	259	1,075
CASH AT END OF PERIOD	$722	$330

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$560	$641
Cash paid for income taxes	350	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st.  The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099.

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

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Inventories consisted of the following (in thousands):

	January 3, 2004	July 3, 2004
Purchased contact lenses	$20,943	$20,438
Manufactured inventories:
Raw materials	429	636
Work in process	2,681	3,831
Finished goods contact lenses	74	261
Total	$24,127	$25,166

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of January 3, 2004 and July 3, 2004, reserves for excess and obsolete inventories were $623,000 and $1,098,000, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarter and two quarters ended July 3, 2004, options to purchase 1,415,875 and 1,408,178 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.  For the quarter and two quarters ended June 28, 2003, options to purchase 611,448 and 909,465 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended June 28, 2003			Quarter Ended July 3, 2004
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$560	12,552	$0.04	$(1,148)	13,286	$(0.09)
Effect of stock options	—	210	—	—	—	—
Diluted EPS	$560	12,762	$0.04	$(1,148)	13,286	$(0.09)

	Two Quarters Ended June 28, 2003			Two Quarters Ended July 3, 2004
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$72	12,269	$0.01	$(3,354)	13,237	$(0.25)
Effect of stock options	—	224	—	—	—	—
Diluted EPS	$72	12,493	$0.01	$(3,354)	13,237	$(0.25)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarter and two quarters ended June 28, 2003 and July 3, 2004 consists of the following components (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net income (loss)	$560	$(1,148)	$72	$(3,354)
Foreign currency translation loss	(442)	(147)	(302)	(170)
Comprehensive income (loss)	$118	$(1,295)	$(230)	$(3,524)

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	June 28, 2003	July 3, 2004
Net income (loss):
As reported	$560	$(1,148)
Fair-value based compensation, net of tax	(258)	(412)
Pro forma	$302	$(1,560)

Basic and diluted net income(loss) per common share:
As reported	$0.04	$(0.09)
Pro forma	$0.02	$(0.12)

	Two Quarters Ended
	June 28, 2003	July 3, 2004
Net income (loss):
As reported	$72	$(3,354)
Fair-value based compensation, net of tax	(539)	(828)
Pro forma	$(467)	$(4,182)

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.25)
Pro forma	$(0.04)	$(0.32)

The weighted average per share fair value of options granted during the quarters ended June 28, 2003 and July 3, 2004 and the two quarters ended June 28, 2003 and July 3, 2004 was $14.28 and $9.43, and $13.85 and $12.04, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Two Quarters Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Risk-free interest rate	2.2%	3.6%	2.6%	3.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	76.1%	67.0%	77.0%	67.8%
Expected life	5 years	5 years	5 years	5 years

NOTE 6.  RECENT ACQUISITIONS

VisionTec (subsequently renamed ClearLab UK)

On March 13, 2003, the Company signed a letter of intent with VisionTec, a developer and manufacturer of contact lenses based in the United Kingdom, and certain of its shareholders.  The Company agreed to pay VisionTec a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses.  Of the total, $0.7 million was paid on March 14, 2003, and the remaining $0.8 million was paid on June 13, 2003.  In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity.  As consideration for this option, the Company paid $0.1 million to VisionTec on March 14, 2003.  In the event that the Company did not exercise the option to purchase the shares of VisionTec, the Company agreed to pay the entity an additional $0.8 million.  The Company also reimbursed VisionTec and its shareholders approximately $0.2 million for legal and financial expenses incurred by the entity in connection with the agreement.

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

In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004 (inclusive of the $0.2 million in costs) related to these research and development initiatives and $0.5 million in the first quarter of fiscal 2004 ended April 3, 2004.

On February 24, 2004, the Company completed the acquisition of all of the outstanding stock of VisionTec (subsequently renamed ClearLab UK).  The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million.  In addition, the Company has agreed to pay a per unit royalty on the sale of contact lenses to the former shareholders of VisionTec for a period of ten years.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 155,084 shares by the former stockholders of VisionTec.

The following sets forth the consideration paid by the Company (in thousands, except share amounts):

Cash	$3,200
Restricted shares (155,084 shares at $20.634 per share)	3,200
Acquisition expenses	576
Total purchase consideration	$6,976

The following table sets forth the preliminary allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Current assets	$629
Property, equipment and other long-term assets	2,914
Core technologies	4,791
Patent	3,355
Purchased in-process research and development	83
Current liabilities	(1,523)
Deferred income tax liability	(3,273)
Total	$6,976

Core technologies and patents are definite-lived intangible assets that are being amortized over twelve years.

NOTE 7.  COMMON STOCK TRANSACTIONS

During the two quarters ended July 3, 2004, employees exercised stock options to purchase 18,892 shares of common stock for a total of approximately $138,000.  The Company recorded an increase in additional paid-in capital of approximately $85,000 as a result of the income tax benefit related to these stock option exercises.

During the two quarters ended July 3, 2004, the Company granted nonqualified stock options to purchase 128,478 shares of common stock to employees and directors of the Company.  The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

On February 24, 2004, the Company completed the acquisition of ClearLab UK and issued 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million (see Note 6).  The restricted stock was registered with the Securities and Exchange Commission (“SEC”) on Form S-3 effective June 18, 2004.

NOTE 8.  DEBT OBLIGATIONS

Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory.  As of July 3, 2004, the Company was subject to this restriction and could only borrow up to the $25.2 million book value of its inventory.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  The restated loan agreement originally specified that interest based on the lender’s prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company’s maximum leverage ratio.  The restated loan agreement also originally specified that interest based on the lender’s LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company’s maximum leverage ratio.  On June 25, 2004, the restated loan agreement was modified to stipulate that until the maximum leverage ratio, as defined in the restated loan agreement, is less than or equal to 3.0, the LIBOR rate applicable margin will be 3.25 percent and the prime rate applicable margin will be 1.25 percent.  As of July 3, 2004, the Company was subject to these specifications.  Interest is payable monthly.  As of July 3, 2004, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $17.4 million.  Of this amount, $12.0 million bore interest at the lender’s LIBOR rate plus 3.25 percent (4.54% at July 3, 2004) and the remaining $5.4 million bore interest at the lender’s prime rate plus 1.25 percent (5.50% at July 3, 2004).  The facility requires the payment of an unused credit fee, which is also determined by the Company’s maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004.  Thereafter, the unused credit fee is adjusted quarterly, ranging from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company.  The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

The June 25, 2004 modification to the restated loan agreement also modified the maximum leverage ratio financial covenant.  As of July 3, 2004, the Company was in compliance with all applicable covenants, as modified and clarified by the U.S. bank.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds of the Singapore operations.  As of July 3, 2004, the Company was in compliance with all applicable covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Matters

The sale and delivery of contact lenses are governed by both Federal and state laws and regulations, including the recently enacted federal Fairness to Contact Lens Consumer Act (“FCLCA”).  The FCLCA requires that contact lenses only be sold to consumers based on a valid prescription.  Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescribers so that the Company can verify their prescriptions by direct communication with their prescribers.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to properly respond within the communicated time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with its customers’ prescribers.

On April 7, 1999, the Kansas Board of Examiners in Optometry (“KBEO”) commenced a civil action against the Company in the District Court of Shawnee County, Kansas. The complaint was amended on May 28, 1999, and alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription. The amended complaint seeks an order enjoining the Company from further engaging in the alleged activity, and does not seek monetary damages. The Company filed an answer to the amended complaint denying all material allegations, and setting forth several affirmative defenses.  The Company has vigorously defended this lawsuit, which has now been pending for over five (5) years.  In June, 2002, the court granted a summary judgment motion in favor of the KBEO. However, the court made no findings of any violations of Kansas law, and based its decision on a Kansas optometry law that has been repealed and amended by the Kansas legislature. The Company appealed this decision, and on November 7, 2003, the Kansas Court of Appeals reversed the trial court’s order, and remanded the case back to the trial court for further proceedings. Thus, as a result of the Appellate court’s order, there was no injunction against the Company as of November 7, 2003. Following receipt of the Appellate Court’s order, the parties each submitted proposed orders to the trial court. The KBEO asked the court to re-enter summary judgment in its favor, and to reinstate the injunction, and the Company asked the court to dismiss the case, based either on the lack of any basis for injunctive relief, or because the case is now moot based on changes to Kansas law which took effect while the case was pending on appeal, or based on the recent passage of the FCLCA which took effect on February 4, 2004.  By order dated April 30, 2004, the trial court reinstated the injunction prohibiting the Company from selling contact lenses without a valid prescription under K.S.A. 65-1504b unless and until a determination is made that the Fairness to Contact Lens Consumers Act (“FCLCA”) preempts its enforcement.  The Company has filed a motion asking the Court to clarify its injunction, to provide that Defendant is required to comply with the prescription verification requirements set forth in the new federal law in order to obtain a valid prescription as required by K.S.A. 65-1504b or, alternatively, to amend or alter its Order deny plaintiff’s motion for summary judgment, granting summary judgment to defendant and entering an order denying the requested injunctive relief, based in part on the preemptive effect of the FCLCA.  This motion remains pending.

Since the FCLCA was enacted last year, the Company has continued to adhere to the prescription verification procedures set forth in this new federal law.  To the extent K.S.A. 65-1504 continues to have any application at all, the Company believes that by complying with the FCLCA it does not run afoul of K.S.A. 65-1504 and therefore intends to continue adhering to the prescription verification procedures set forth in the FCLCA.  On June 29, 2004, the FTC issued a rule confirming that the FCLCA preempts state laws that purport to require stricter prescription verification procedures or that are otherwise inconsistent with the FCLCA.  Accordingly, the Company does not believe that K.S.A. 65-1504 does or can require it to change its existing business practices in any way.  However, should any claim or interpretation regarding K.S.A. 65-1504 be advanced to the contrary, the Company is prepared to vigorously contest any such claim or interpretation.

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

Advertising Commitments

As of July 3, 2004, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $7.5 million for advertising during the remainder of 2004.

Purchase Commitments

As of July 3, 2004, the Company had entered into certain noncancelable commitments with a certain supplier that will require the Company to purchase approximately $8.5 million of inventory during the third quarter of fiscal 2004.

NOTE 10.  SEGMENT INFORMATION

As a result of the acquisition of IGEL (ClearLab International) in the third quarter of fiscal 2002 and the recently acquired VisionTec (ClearLab UK), the Company has two operating segments.  These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment.  The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions.  The Company’s International segment includes the operations of ClearLab International and ClearLab UK, both of which are developers and manufacturers of contact lenses.  Operating segment information for the quarter and two quarters ended June 28, 2003 and July 3, 2004 are as follows (in thousands):

	Quarter Ended
	June 28, 2003			July 3, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Net sales	$44,701	$1,653	$46,354	$48,742	$1,229	$49,971
Gross profit (loss)	17,045	729	17,774	19,825	(552)	19,273
Research and development	147	50	197	—	443	443
Other operating expense	8,592	1,512	10,104	9,606	1,160	10,766
Income (loss) from operations	3,055	(923)	2,132	1,835	(2,336)	(501)

	Two Quarters Ended
	June 28, 2003			July 3, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Net sales	$89,832	$3,184	$93,016	$98,193	$2,627	$100,820
Gross profit (loss)	32,793	1,083	33,876	38,755	(186)	38,569
Research and development	1,909	91	2,000	536	799	1,335
Purchased in-process research and development	—	—	—	—	83	83
Other operating expense	16,617	2,136	18,753	18,575	2,073	20,648
Income (loss) from operations	3,666	(1,299)	2,367	686	(3,403)	(2,717)

Identifiable segment assets are as follows (in thousands):

	January 3, 2004			July 3, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Long-lived assets, net	$30,615	$25,628	$56,243	$30,728	$36,711	$67,439
Total assets	56,274	30,657	86,931	57,173	43,408	100,581

NOTE 11.  VENDOR REBATE AND INCENTIVE ARRANGEMENTS

The Company enters into arrangements to receive cash consideration from certain of its vendors.  The arrangements include manufacturer rebates and cooperative marketing program reimbursements.  Cash consideration from some vendor agreements are dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, the Company records a portion of the rebate as it makes progress towards the purchase threshold.  In accordance with EITF 02-16, it is generally presumed that amounts received from vendors are a reduction of the prices paid for their products.  Therefore, that cash consideration is reflected as a reduction of cost of goods sold if the inventory has been sold by the Company or a reduction of inventory if the product inventory is still on hand at the reporting date. When the Company receives reimbursements for specific, incremental, identifiable advertising costs incurred for advertising the vendors’ products, the cash consideration received is recorded as a reduction to advertising expense in the Company’s consolidated statements of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development, and distribution operations in Singapore and the United Kingdom.  The Company sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, Ocular Sciences and CooperVision.

International Operations (ClearLab).  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore.  ClearLab International is the principal marketing organization for the Company’s international wholesale manufacturing and distribution business, focusing on the marketing of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers.  ClearLab International manufactures a wide range of frequent replacement spherical and toric lenses and is focused on developing new lens materials.

On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom.  VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”).  The business operates as a research and development and manufacturing affiliate of ClearLab International.  The Company has recently completed the testing of ClearLab UK’s manufacturing capabilities, began shipping its daily disposable contact lenses, and is currently expanding its production capabilities.  The Company will increase its product offerings to the international markets throughout the remainder of fiscal 2004 from its production facilities in Singapore and the U.K.

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

Cole National Marketing Agreement.  On June 30, 2003, the Company and Cole National Corporation (“Cole”) announced that they had signed an agreement under which the Company’s customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of doctors contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S.  During the second quarter of fiscal 2004, the Company and Cole extended this agreement through March 31, 2005.  Under this agreement, Cole is offering its network of doctors to the Company to be used for contacts lens exam referrals and the Company retains the contact lens business of customers referred to Cole stores.

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

Regulatory Considerations

Fairness to Contact Lens Consumer Act.  In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also requires all eye care practitioners to respond to direct marketers’ requests to verify consumer prescriptions and provides that their failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period) and that the time for expiration shall not begin to run until the eye care practitioner has given the patient a copy of his or her prescription.  It also directs the Federal Trade Commission (“FTC”) to promulgate implementing rules and to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. This FTC study will specifically address, among other things, the use of doctor exclusive brands (i.e., contact lenses available only for sale from an eye care practitioner) and other practices that impede competition.

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

Net sales for fiscal 2003 and the first two quarters of fiscal 2004 were negatively impacted by canceled orders due to the Company’s implementation of its prescription verification procedures, including, most significantly, those implemented as part of the Johnson & Johnson Vision Care agreement in 2003, and the revisions to the Company’s prescription verification procedures instituted on February 4, 2004 in response to the FCLCA. The Company is taking steps to recover these canceled orders principally by offering to its customers who do not hold a valid prescription for contact lenses referrals for contact lens exams to a Cole doctor under the Cole agreement.  The Company is uncertain as to the ultimate impact its revised prescription verification procedures will have on future net sales, and the Company is uncertain as to the number of canceled orders that can subsequently be recovered through its doctor network referral program with Cole.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2004 is a 52-week year and will end on January 1, 2005.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	61.7	61.4	63.6	61.7
Gross profit	38.3	38.6	36.4	38.3

OPERATING EXPENSES:
Advertising	7.7	14.5	7.9	15.9
Legal and professional	3.8	2.7	3.6	3.2
Research and development	0.4	0.9	2.2	1.3
Purchased in-process research and development	—	—	—	0.1
Other operating	21.8	21.5	20.2	20.5
Total operating expenses	33.7	39.6	33.9	41.0
INCOME (LOSS) FROM OPERATIONS	4.6	(1.0)	2.5	(2.7)
OTHER EXPENSE, net	(0.7)	(1.4)	(0.9)	(1.0)
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	3.9	(2.4)	1.6	(3.7)
BENEFIT (PROVISION) FOR INCOME TAXES	(2.7)	0.1	(1.5)	0.4
NET INCOME (LOSS)	1.2%	(2.3)%	0.1%	(3.3)%

Net sales.  Net sales for the quarter ended July 3, 2004 increased 7.8% to $50.0 million from $46.4 million for the quarter ended June 28, 2003.  For the two quarters ended July 3, 2004, net sales increased 8.4% to $100.8 million from $93.0 million for the two quarters ended June 28, 2003.  Net sales for the Company’s U.S. Retail operations, for the second quarter of fiscal 2004 and the first two quarters of fiscal 2004 were $48.8 million and $98.2 million, respectively.  The increase in net sales is mainly due to increased advertising and manufacturer rebate programs instituted during the prior quarter for select products, as well as a current quarter retail price increase principally on phone orders.  Net sales were negatively impacted by more than $10 million due to a substantial increase in the number and percentage of orders the Company canceled as a result of the prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement during the period February through April 2003 and the revisions to the Company’s prescription verification procedures instituted on February 4, 2004 in compliance with the FCLCA (see “Federal Regulation”).  The Company’s cancellation rate for the first two quarters of fiscal 2004 was approximately 20%, which is approximately 70% greater than the Company’s cancellation rate for the first two quarters of fiscal 2003.

The Company has taken steps to minimize these canceled orders, including continued development of a doctor network through the Cole agreement and the establishment of a doctor network department to help obtain the necessary prescription information that is required to complete an order.  The Company is uncertain of the ultimate long-term impact that these prescription verification procedures required by the FCLCA and the Company’s efforts to recover the canceled sales will have on future net sales, however, it does believe that the cancellation percentage has peaked and will decline in the third fiscal quarter of 2004.

Net sales for the Company’s international operations (ClearLab), for the second quarter of fiscal 2004 and the first two quarters of fiscal 2004 were $1.2 million and $2.6 million, respectively.  Net sales for ClearLab for the second quarter and first two quarters of fiscal 2003 were $1.7 million and $3.1 million, respectively. The Company expects ClearLab sales to increase internationally during the second half of fiscal 2004.

Gross profit.  Gross profit as a percentage of net sales increased to 38.6% for the quarter ended July 3, 2004 from 38.3% for the quarter ended June 28, 2003.  For the first two quarters ended July 3, 2004, gross profit as a percentage of net sales increased to 38.3% from 36.4% for the two quarters ended June 28, 2003.  During the first two quarters of fiscal 2004, the majority of the gross profit improvement was due to the Company’s U.S. Retail operations continuing to realize the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products as well as a current quarter retail price increase principally on phone orders.  During March 2003, the Company began buying directly from Johnson & Johnson Vision Care.  The Company did not realize the full benefits of purchasing from Johnson & Johnson Vision Care during the first quarter of fiscal 2003 due to significant amounts of Johnson & Johnson Vision Care inventory held by the Company prior to making direct purchases from them.  During the latter part of 2003, the Company reached agreement with Johnson & Johnson Vision Care for additional pricing improvements.  The Company expects gross profit as a percentage of net sales for its U.S. Retail operations to remain relatively constant during the remainder of fiscal 2004.  During the second quarter of fiscal 2004, the Company recognized a negative gross margin at ClearLab due to the start-up nature of its U.K. operations which were acquired during the latter part of the first quarter of fiscal 2004.  The Company expects this trend to reverse and expects to record a positive gross margin during the second half of fiscal 2004 as ClearLab sales increase internationally.

Advertising expense.  Advertising expense for the quarter ended July 3, 2004 was $7.2 million, an increase of $3.6 million from the quarter ended June 28, 2003.  As a percentage of net sales, advertising expense increased to 14.5% for the second quarter of fiscal 2004 from 7.7% for the second quarter of fiscal 2003.  For the two quarters ended July 3, 2004, advertising expense was $16.0 million, an increase of $8.7 million from the two quarters ended June 28, 2003.  A majority of the increase was for the Company’s television advertising campaign.  The Company expects total advertising expense incurred will be approximately $26 million for all of fiscal 2004.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended July 3, 2004 decreased $0.4 million to $1.3 million, or 23.6%, from the quarter ended June 28, 2003.  As a percentage of net sales, legal and professional fees decreased to 2.7% for the second quarter of fiscal 2004 from 3.8% for the second quarter of fiscal 2003.  For the two quarters ended July 3, 2004, legal and professional fees decreased $0.2 million to $3.2 million, or 5.8%, from the two quarters ended June 28, 2003.  As a percentage of net sales, legal and professional fees decreased to 3.2% for the first two quarters of fiscal 2004 from 3.6% for the first two quarters of fiscal 2003.

During the quarter, the Company invested in legal and professional fees for support of its doctor network, an international tax structuring project, Sarbanes-Oxley compliance efforts and other initiatives.  Although the Fairness to Contact Lens Consumer Act (“FCLCA”) became effective February 4, 2004, the Company invested considerable effort during the first fiscal quarter of 2004 preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA.  The Company submitted its comments to the proposed rules during the first fiscal quarter of 2004.  The Company expects to reduce expenditures on legal and professional fees by approximately $2.0 million in fiscal 2004 versus expenditures in fiscal 2003.  The Company will continue to focus its efforts on compliance with federal rules and regulations.  However, legal and professional fees are subject to change as circumstances warrant.

Research and development expenses.  Research and development expenses for the quarter ended July 3, 2004 increased to $0.4 million, or 0.9% of net sales, from $0.2 million, or 0.4% of net sales, from the quarter ended June 28, 2003.  For the two quarters ended July 3, 2004, research and development expenses were $1.3 million, or 1.3% of net sales.  The Company’s U.S. Retail operations funded $0.5 million during the first fiscal quarter of 2004 for research and development activities performed by VisionTec prior to the Company’s acquisition of the entity on February 24, 2004.  During the first two quarters of fiscal 2003, the Company’s U.S. Retail operations expensed approximately $2.0 million for research and development activities performed by VisionTec.  The Company expects to incur total consolidated research and development expenses of approximately $2 million in fiscal 2004, the majority of which is related to ClearLab’s operations.

Other operating expenses.  Other operating expenses for the quarter ended July 3, 2004 increased $0.7 million, or 6.6%, from the quarter ended June 28, 2003.  As a percentage of net sales, other operating expenses decreased to 21.5% for the second quarter of fiscal 2004 from 21.8% for the second quarter of fiscal 2003.  The Company’s U.S. Retail other operating expenses increased by approximately $1.0 million for the quarter ended July 3, 2004 from the quarter ended June 28, 2003 as the Company added to its management team and created new functions within the organization including the doctor referral network department.  The increase includes just over $0.1 million for recruiting costs relating to key information technology and marketing positions.  The increase also includes an additional $0.3 million for severance and other employee costs related to the elimination of one senior operating position. The increase for the quarter in U.S. Retail other operating expenses was offset by a decrease of $0.3 million in other operating expenses from ClearLab.

For the two quarters ended July 3, 2004, other operating expenses increased $1.9 million to $20.6 million. Other operating expenses for the Company's U.S. Retail operations increased by $2.0 million.  A majority of this increase related to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and the requirements of the FCLCA.  The Company also incurred approximately $0.2 million in costs related to the consolidation of the operations of Lens 1st from Michigan to Utah.  The increase in U.S. Retail was offset by a decrease of $0.1 million in other operating expenses from ClearLab.

The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  Other expense increased to approximately $0.7 million and $1.1 million for the quarter and two quarters ended July 3, 2004, respectively, from approximately $0.3 million and $0.8 million for the quarter and two quarters ended June 28, 2003, respectively.  For the first quarter of fiscal 2004, other expense consisted mainly of interest expense, offset slightly by an unrealized foreign exchange transaction gain of $0.1 million.  For the two quarters ended July 3, 2004, other expense consisted mainly of interest expense and an unrealized foreign exchange transaction loss.  The interest expense resulted from the use of the revolving credit facility and debt related to the acquisition of VisionTec (ClearLab UK, Ltd.) and ClearLab International. The unrealized foreign exchange transaction loss of approximately $0.1 million for the two quarters ended July 3, 2004, related primarily to intercompany loans to ClearLab. For the first two quarters of fiscal 2003, other expense consisted mainly of interest expense and unrealized foreign exchange transaction losses incurred by the Company.  The unrealized foreign exchange transaction losses related primarily to the intercompany loan to ClearLab International.

Income taxes.  The Company is taxed in three jurisdictions — U.S., Singapore and the United Kingdom.  The Company’s effective U.S. income tax rate for the first two quarters ended July 3, 2004 was 39% compared to 42% for the two quarters ended June 28, 2003.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The decrease in the effective income tax rate primarily results from the estimated annual decrease in permanent nondeductible expenses; including those relating to the Company’s lobbying efforts.  During the first two quarters of fiscal 2004, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of the second quarter of fiscal 2004, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.  For the first two quarters of fiscal 2004, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of 27%.  The Company did not provide a valuation allowance for the deferred income tax assets in the United Kingdom because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during the first half of 2004, which operating loss can be carried forward indefinitely.  The Company’s estimated effective U.S. and United Kingdom income tax rates may change as facts and circumstances change.

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

The Company will continue to pursue research and development activities at ClearLab UK.  ClearLab UK began to manufacture products in a test environment in late 2003, and the Company will continue to expand its manufacturing capabilities during the remainder of fiscal 2004 to market the ClearLab UK products internationally.

Renewed Loan Agreement - Effective February 27, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory.  As of July 3, 2004, the Company was subject to this restriction and could only borrow up to the $25.2 million book value of its inventory.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  The restated loan agreement originally specified that interest based on the lender’s prime rate is the prime rate plus 0.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between prime plus 0.0 percent and prime plus 1.25 percent, depending on the Company’s maximum leverage ratio.  The restated loan agreement also originally specified that interest based on the lender’s LIBOR rate is the LIBOR rate for the applicable period plus 2.75 percent until July 31, 2004, and thereafter is adjusted quarterly, ranging between LIBOR plus 2.0 percent and LIBOR plus 3.25 percent, depending on the Company’s maximum leverage ratio.  On June 25, 2004, the restated loan agreement was modified to stipulate that until the maximum leverage ratio, as defined in the restated loan agreement, is less than or equal to 3.0, the LIBOR rate applicable margin will be 3.25 percent and the prime rate applicable margin will be 1.25 percent.  As of July 3, 2004, the Company was subject to these specifications.  Interest is payable monthly.  As of July 3, 2004, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $17.4 million.  Of this amount, $12.0 million bore interest at the lender’s LIBOR rate plus 3.25 percent (4.54% at July 3, 2004) and the remaining $5.4 million bore interest at the lender’s prime rate plus 1.25 percent (5.50% at July 3, 2004).  The facility requires the payment of an unused credit fee, which is also determined by the Company’s maximum leverage ratio.  The unused credit fee is payable quarterly at 0.5 percent until July 31, 2004.  Thereafter, the unused credit fee is adjusted quarterly, ranging from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company.  The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement.  The new loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement.  The new loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms.  This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

The June 25, 2004 modification to the restated loan agreement also modified the maximum leverage ratio financial covenant.  As of July 3, 2004, the Company was in compliance with all applicable covenants as modified and clarified by the U.S. bank.

Cash flows from operating activities.  For the two quarters ended July 3, 2004 and June 28, 2003, net cash (used in) provided by operating activities was approximately ($1.4 million) and $11.9 million, respectively.  In the fiscal 2004 period, cash was used primarily for increases in inventories, other current assets, accounts receivable and to fund the net loss, partially offset by an increase in accrued liabilities and accounts payable.  In the fiscal 2003 period, cash was provided primarily by net income and a decrease in inventories partially offset by a decrease in accounts payable.

Cash flows from investing activities.  The Company used approximately $8.4 million and $8.7 million for investing activities in the two quarters ended July 3, 2004 and June 28, 2003, respectively.  In the fiscal 2004 period, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec.  The Company also purchased approximately $1.0 million of intangible assets during the fiscal 2004 period.  In the fiscal 2003 period, the Company paid approximately $7.0 million in cash (including $0.4 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.

Capital expenditures for infrastructure improvements for the first two quarters ended July 3, 2004 and June 28, 2003 were approximately $3.4 million and $1.7 million, respectively.  Of those amounts, approximately $2.2 million and $0.6 million related to the ClearLab operations, respectively.  The Company anticipates funding approximately $1.5 million for each remaining quarter in fiscal 2004 for property and equipment at its ClearLab operations.  These funds will primarily by used for the expansion of its daily lens capacity in response to demand.  The Company also anticipates additional capital expenditures throughout the remainder of fiscal 2004 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future U.S operations.

Financing activities.  During the two quarters ended July 3, 2004 and June 28, 2003, net cash provided by (used in) financing activities was approximately $9.0 million and ($2.7 million), respectively.  In the fiscal 2004 period, the Company had net borrowings on its credit facility of approximately $17.4 million and made principal payments on debt obligations and capital lease obligations of approximately $8.4 million.  In the fiscal 2003 period, the Company had net repayments on its credit facility of approximately $1.9 million and made principal payments on debt obligations and capital lease obligations of approximately $1.5 million.  In both fiscal periods, these amounts were offset by proceeds from the exercise of common stock options.

The Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of July 3, 2004.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through July 3, 2004, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during fiscal 2003 or the first two quarters of fiscal 2004 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006.  A majority of the repurchased shares were used to acquire ClearLab International and Lens 1st/Lens Express.

At July 3, 2004, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$2,313,000 (USD$1,348,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At July 3, 2004, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$8,110,000 (USD$4,727,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of July 3, 2004, the Company was in compliance these covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

At July 3, 2004, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,017,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note Payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisition of ClearLab International and VisionTec (ClearLab UK, Ltd.).  As of July 3, 2004, the present value of future minimum lease payments was approximately USD$0.2 million with a majority of payments scheduled through fiscal 2004.

Contractual Obligations and Commitments

Subsequent to January 3, 2004, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business, other than the renewed loan agreement with the Company’s existing U.S. bank.

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

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Net sales consist of product sales less provisions for sales returns and allowances and estimated customer rebates.  The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for current economic trends.  To the extent actual returns and allowances vary from historical experience; revisions to the allowances may be required.

In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  As of July 3, 2004, the Company determined that no impairment existed.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s recent acquisitions of ClearLab International, ClearLab UK, Ltd., Lens Express and Lens 1st. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  The Company is involved in several legal and regulatory matters.  The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on its financial position, liquidity or results of operations.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

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

Factors that may affect future results include, but are not limited to the following:

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

•                                          The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single manufacturer accounting for 46 percent, 35 percent and 23 percent of the Company’s inventory purchases in fiscal 2001, 2002 and 2003, respectively.  In addition, the Company’s top three suppliers accounted for 70 percent, 63 percent and 59 percent of the Company’s inventory purchased in fiscal 2001, 2002 and 2003, respectively;

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

•                                          The retail sale of contact lenses is highly competitive and certain of the Company’s competitors are large, national optical chains that have greater resources than the Company;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of July 3, 2004, the Company was exposed to changes in interest rates relating to its renewed credit facility and other debt obligations.  The renewed credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $17.4 million as of July 3, 2004. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British Pounds and bear interest at a fixed rate.  As of July 3, 2004, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.0 million.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore operations, its recently acquired United Kingdom operations and the intercompany balances between its U.S. and these international operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $10.3 million that are denominated in Singapore dollars and mature over the next six years.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through August 6, 2004 the exchange rate has fluctuated approximately 1.3 percent (weakening of the U.S. dollar).

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency.  From the date of the ClearLab UK acquisition, February 24, 2004, through August 6, 2004, the exchange rate has fluctuated approximately 2.3 percent (strengthening of the U.S. dollar).

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

None.

Item 3.                                                           Defaults upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 21, 2004.  The stockholders approved the following matters:

•                  The election as directors of Jonathan C. Coon, Bradley T. Knight and Jason S. Subotky to serve until the annual meeting of stockholders in 2007 and until their respective successors are elected and qualified.

	Votes Cast
	For	Against
Jonathan C. Coon	10,400,856	3,835
Bradley T. Knight	10,306,056	98,635
Jason S. Subotky	10,400,856	3,835

The other directors of the Company include the following persons:  (i) Thomas H. Boggs, Jr., John F. Nichols and Garth T. Vincent, who are serving until the annual meeting of stockholders in 2005; and (ii) E. Dean Butler and Stephen A. Yacktman who are serving until the annual meeting of stockholders in 2006.

•                  Approval of amendment and restatement of the Company’s Amended and Restated 1998 Incentive Stock Option Plan to increase the amount of shares that may be issued under the plan and to allow for the use of restricted stock grants.

Votes Cast:
For	5,452,359
Against	1,547,529
Abstained	769,950
Unvoted	3,195,450

•                  Ratification of appointment of KPMG LLP as independent auditors to audit the Company’s books and accounts for the fiscal year ending January 1, 2005.

Votes Cast:
For	10,618,019
Against	9,726
Abstained	183
Unvoted	—

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

(B) Reports on Form 8-K

•                  Current Report on Form 8-K filed May 4, 2004, filing of Press Release Announcing Operating and Financial Results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: August 12, 2004	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer