Form 10-Q
period 2004-10-02
1 800 CONTACTS INC
filed 2004-11-12
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

As of November 5, 2004, the Registrant had 13,288,593 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of January 3, 2004 and October 2, 2004
Condensed Consolidated Statements of Operations for the Quarter and Three Quarters Ended September 27, 2003 and October 2, 2004
Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 27, 2003 and October 2, 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

ASSETS

	January 3, 2004	October 2, 2004
CURRENT ASSETS:
Cash	$1,075	$373
Accounts receivable, net	944	1,638
Inventories, net	24,127	23,832
Prepaid income taxes	797	—
Deferred income taxes	548	971
Other current assets	1,752	3,158
Total current assets	29,243	29,972
PROPERTY, PLANT AND EQUIPMENT, net	13,183	18,078
DEFERRED INCOME TAXES	710	723
GOODWILL	33,853	33,937
DEFINITE-LIVED INTANGIBLE ASSETS, net	9,207	18,400
OTHER ASSETS	735	1,070
Total assets	$86,931	$102,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,381	$1,426
Current portion of capital lease obligations	191	108
Accounts payable	8,558	7,721
Accrued liabilities	4,847	9,618
Total current liabilities	16,977	18,873
LONG-TERM LIABILITIES:
Line of credit	—	16,351
Long-term debt, less current portion	14,683	8,295
Capital lease obligations, less current portion	64	54
Deferred income tax liabilities	—	2,071
Total long-term liabilities	14,747	26,771
STOCKHOLDERS’ EQUITY
Common stock, 13,113 and 13,288 issued, respectively	131	133
Additional paid-in capital	42,346	45,799
Retained earnings	12,834	10,833
Accumulated other comprehensive loss	(104)	(229)
Total stockholders’ equity	55,207	56,536
Total liabilities and stockholders’ equity	$86,931	$102,180

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Three Quarters Ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
NET SALES	$48,400	$56,893	$141,416	$157,713
COST OF GOODS SOLD	29,489	34,889	88,629	97,140
Gross profit	18,911	22,004	52,787	60,573
OPERATING EXPENSES:
Advertising	7,171	6,533	14,551	22,572
Legal and professional	1,601	1,026	4,977	4,207
Research and development	777	567	2,777	1,902
Purchased in-process research and development	—	—	—	83
Other operating	9,316	10,789	28,069	31,437
Total operating expenses	18,865	18,915	50,374	60,201
INCOME FROM OPERATIONS	46	3,089	2,413	372
OTHER EXPENSE, net	(161)	(216)	(984)	(1,271)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(115)	2,873	1,429	(899)
PROVISION FOR INCOME TAXES	(513)	(1,520)	(1,985)	(1,102)
NET INCOME (LOSS)	$(628)	$1,353	$(556)	$(2,001)

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$(0.05)	$0.10	$(0.04)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Quarters Ended
	September 27,	October 2,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556)	$(2,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,617	5,630
Amortization of debt issuance costs and discounts	142	247
Amortization of restricted stock grant	—	8
Purchased in-process research and development	—	83
Unrealized foreign currency exchange (gain) loss	(46)	27
Loss on sale of property and equipment	7	89
Stock-based compensation	731	—
Deferred income taxes, net of effects of acquisition	(206)	(1,439)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(554)	(671)
Inventories, net	10,815	695
Other current assets	(242)	(1,110)
Accounts payable	(3,554)	(1,621)
Accrued liabilities	1,969	2,856
Income taxes payable / prepaid income taxes	1,611	2,170
Net cash provided by operating activities	14,734	4,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,138)	(5,996)
Proceeds from sale of property and equipment	33	3
Purchase of intangible assets	(85)	(3,997)
Cash paid for acquisitions	(7,012)	(3,776)
Deposits and other	(316)	(289)
Net cash used in investing activities	$(9,518)	$(14,055)

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three Quarters Ended
	September 27,	October 2,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$803	$159
Proceeds from international government grant	—	873
Net (repayments) borrowings on line of credit	(3,242)	16,351
Debt issuance costs	—	(196)
Principal payments on capital lease obligations	(294)	(219)
Principal payments on long-term debt	(1,891)	(8,511)
Net cash (used in) provided by financing activities	(4,624)	8,457
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(32)	(67)

NET INCREASE (DECREASE) IN CASH	560	(702)
CASH AT BEGINNING OF PERIOD	259	1,075
CASH AT END OF PERIOD	$819	$373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$821	$964
Cash paid for income taxes	580	370

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st. The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099.

During the second quarter of 2003, the performance guarantee was met relating to 700,000 shares of the Company’s restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab. The Company recorded additional purchase consideration of approximately $16,980 for these shares. The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date. The amount of goodwill as of September 27, 2003 was $11,205.

During the first quarter of 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.).The purchase consideration included cash of $3,776 and common stock with a fair value of $3,200 (see Note 6).

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

NOTE 2. INVENTORIES

                Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.Inventories consisted of the following (in thousands):

	January 3,	October 2,
	2004	2004
Purchased contact lenses	$20,943	$18,618
Manufactured inventories:
Raw materials	429	664
Work in process	2,681	4,394
Finished goods contact lenses	74	156
Total	$24,127	$23,832

                Provision is made to reduce excess and obsolete inventories to their estimated net realizable values. As of January 3, 2004 and October 2, 2004, reserves for excess and obsolete inventories were $623,000 and $1,072,000, respectively.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

                Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarter and three quarters ended October 2, 2004, options to purchase 956,071 and 1,257,476 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive. For the quarter and three quarters ended September 27, 2003, options to purchase 686,852 and 835,261, shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

                The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended September 27, 2003			Quarter Ended October 2, 2004
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic EPS	$(628)	13,103	$(0.05)	$1,353	13,287	$0.10
Effect of stock options		—			86
Diluted EPS	$(628)	13,103	$(0.05)	$1,353	13,373	$0.10

	Three Quarters Ended September 27, 2003			Three Quarters Ended October 2, 2004
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic EPS	$(556)	12,547	$(0.04)	$(2,001)	13,254	$(0.15)
Effect of stock options		—			—
Diluted EPS	$(556)	12,547	$(0.04)	$(2,001)	13,254	$(0.15)

NOTE 4. COMPREHENSIVE INCOME (LOSS)

                Comprehensive income (loss) for the quarter and three quarters ended September 27, 2003 and October 2, 2004 consists of the following components (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Net income (loss)	$(628)	$1,353	$(556)	$(2,001)
Foreign currency translation	97	45	(205)	(125)
Comprehensive income (loss)	$(531)	$1,398	$(761)	$(2,126)

                The foreign currency translation results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore and United Kingdom subsidiaries’ financial statements.

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

                Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” compensation expense is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model. SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

                If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	September 27, 2003	October 2, 2004
Net income (loss):
As reported	$(628)	$1,353
Fair-value based compensation, net of tax	(382)	(380)
Pro forma	$(1,010)	$973

Basic and diluted net income(loss) per common share:
As reported	$(0.05)	$0.10
Pro forma	$(0.08)	$0.07

	Three Quarters Ended
	September 27, 2003	October 2, 2004
Net loss:
As reported	$(556)	$(2,001)
Fair-value based compensation, net of tax	(921)	(1,208)
Pro forma	$(1,477)	$(3,209)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.15)
Pro forma	$(0.12)	$(0.24)

                The weighted average per share fair value of options granted during the quarters ended September 27, 2003 and October 2, 2004 and the three quarters ended September 27, 2003 and October 2, 2004 was $14.07 and $6.77, and $13.92 and $11.69, respectively. The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Three Quarters Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Risk-free interest rate	2.7%	3.6%	2.7%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	74.8%	65.9%	77.0%	67.6%
Expected life	5 years	5 years	5 years	5 years

NOTE 6. RECENT ACQUISITIONS

VisionTec (subsequently renamed ClearLab UK Ltd)

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

In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004 (inclusive of the $0.2 million in reimbursed costs) related to these research and development initiatives and $0.5 million in the first quarter of fiscal 2004 ended April 3, 2004.

On February 24, 2004, the Company completed the acquisition of all of the outstanding stock of VisionTec (subsequently renamed ClearLab UK Ltd). The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay a per unit royalty on the sale of contact lenses to the former shareholders of VisionTec for a period of ten years.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 155,084 shares by the former stockholders of VisionTec.

The following sets forth the consideration paid by the Company (in thousands, except share amounts):

Cash	$3,200
Restricted shares (155,084 shares at $20.634 per share)	3,200
Acquisition expenses	576
Total purchase consideration	$6,976

The following table sets forth the preliminary allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Current assets	$629
Property, equipment and other long-term assets	2,914
Core technologies	4,791
Patents	3,355
Purchased in-process research and development	83
Current liabilities	(1,523)
Deferred income tax liability	(3,273)
Total	$6,976

                Core technologies and patents are definite-lived intangible assets that are being amortized over twelve years.

NOTE 7. COMMON STOCK TRANSACTIONS

                During the three quarters ended October 2, 2004, employees exercised stock options to purchase 20,689 shares of common stock for a total of approximately $158,733. The Company recorded an increase in additional paid-in capital of approximately $87,415 as a result of the income tax benefit related to these stock option exercises.

                During the three quarters ended October 2, 2004, the Company granted nonqualified stock options to purchase 137,478 shares of common stock to employees and directors of the Company. The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

On February 24, 2004, the Company completed the acquisition of ClearLab UK and issued 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million (see Note 6). The restricted stock was registered with the Securities and Exchange Commission (“SEC”) on Form S-3 effective June 18, 2004.

NOTE 8. DEBT OBLIGATIONS

      Effective February 27, 2004 and modified on June 25, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory.  As of October 2, 2004, the Company was subject to this restriction and could only borrow up to the $23.8 million book value of its inventory. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of October 2, 2004 the prime rate margin is 1.25 percent and the LIBOR rate margin is 3.25 percent. Interest is payable monthly. As of October 2, 2004, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $16.4 million. Of this amount, $12.0 million bore interest at the lender’s LIBOR rate plus 3.25 percent (5.08% at October 2, 2004) and the remaining $4.4 million bore interest at the lender’s prime rate plus 1.25 percent (6.00% at October 2, 2004).  The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

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

                On April 7, 1999, the Kansas Board of Examiners in Optometry commenced a civil action against the Company in the District Court of Shawnee County, Kansas. The complaint was amended on May 28, 1999, and alleges that “on one or more occasions” the Company sold contact lenses in the state of Kansas without receipt of a prescription. After a series of orders and appeals, by order dated April 30, 2004, the Kansas district court reinstated a previously imposed injunction prohibiting the Company from selling contact lenses without a valid prescription under K.S.A. 65-1504b unless and until a determination is made that the FCLCA preempts its enforcement.

                On September 24, 2004, the Kansas District court entered its order which addressed the Company’s motion to clarify or, in the alternative, to alter or amend the Kansas district court’s April 30, 2004 order. The Kansas District court found that its April 30, 2004 order addressed the Company’s concerns regarding federal preemption by allowing state enforcement, “while acknowledging that if such enforcement is preempted by the ‘Fairness to Contact Lens Consumers Act’, that the injunction has no effect”. Since the Kansas district court’s September 24, 2004 order affirms that its previous order granting injunctive relief has no effect if preempted by the FCLCA, and since the FTC has issued a rule confirming that the FCLCA preempts state laws that purport to require stricter prescription verification procedures or that are otherwise inconsistent with the FCLCA, the Company has decided not to pursue any further appeals of the order granting injunction relief. The injunction, as clarified by the Kansas district court’s September 24, 2004 order, permits the Company to continue to comply with the federal FCLCA, as opposed to any more burdensome requirement set forth in the Kansas law, and as such, the Company shall continue to comply with all FCLCA requirements in connection with contact lens sales to its Kansas customers. Accordingly, the Company does not believe that K.S.A. 65-1504 does or can require it to change its existing business practices in any way. However, should any claim or interpretation regarding K.S.A. 65-1504 be advanced to the contrary, the Company is prepared to vigorously contest any such claim or interpretation.

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

Advertising Commitments

                As of October 2, 2004, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $2.7 million and $6.0 million for advertising during the remainder of 2004 and in 2005, respectively.

NOTE 10. SEGMENT INFORMATION

                As a result of the acquisition of IGEL (ClearLab International) in the third quarter of fiscal 2002 and the recently acquired VisionTec (ClearLab UK), the Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and evaluated regularly by management in determining resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS and the operations from the Lens Express and Lens 1st acquisitions. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, both of which are developers and manufacturers of contact lenses. Operating segment information for the quarter and three quarters ended September 27, 2003 and October 2, 2004 are as follows (in thousands):

	Quarter Ended
	September 27, 2003			October 2, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Net sales	$46,923	$1,477	$48,400	$54,966	$1,927	$56,893
Gross profit (loss)	18,191	720	18,911	22,235	(231)	22,004
Research and development	618	159	777	—	567	567
Other operating expense	8,600	716	9,316	9,701	1,088	10,789
Income (loss) from operations	322	(276)	46	5,179	(2,090)	3,089

	Three Quarters Ended
	September 27, 2003			October 2, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Net sales	$136,755	$4,661	$141,416	$153,159	$4,554	$157,713
Gross profit (loss)	50,984	1,803	52,787	60,990	(417)	60,573
Research and development	2,527	250	2,777	536	1,366	1,902
Purchased in-process research anddevelopment	—	—	—	—	83	83
Other operating expense	25,217	2,852	28,069	28,276	3,161	31,437
Income (loss) from operations	3,988	(1,575)	2,413	5,865	(5,493)	372

                Identifiable segment assets are as follows (in thousands):

	January 3, 2004			October 2, 2004
	U.S. Retail	International	Total	U.S. Retail	International	Total
Long-lived assets, net	$30,615	$25,628	$56,243	$33,909	$36,506	$70,415
Total assets	56,274	30,657	86,931	58,149	44,031	102,180

NOTE 11. VENDOR REBATE AND INCENTIVE ARRANGEMENTS

              The Company enters into arrangements to receive cash consideration from certain of its vendors. The arrangements include manufacturer rebates and cooperative marketing program reimbursements. Cash consideration for some vendor agreements is dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, the Company records a portion of the rebate as it makes progress towards the purchase threshold. In accordance with EITF 02-16, it is generally presumed that amounts received from vendors are a reduction of the prices paid for their products. Therefore, that cash consideration is reflected as a reduction of cost of goods sold if the inventory has been sold by the Company or a reduction of inventory if the product inventory is still on hand at the reporting date. When the Company receives reimbursements for specific, incremental, identifiable advertising costs incurred for advertising the vendors’ products the cash consideration received is recorded as a reduction to advertising expense in the Company’s consolidated statements of operations.

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

International Operations (ClearLab).  On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore.  ClearLab International is the principal marketing organization for the Company’s international wholesale manufacturing and distribution business, focusing on the marketing of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers.  ClearLab International manufactures a range of frequent replacement spherical and toric lenses and is focused on developing new lens materials.

On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom.  VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”).  The business operates as a research and development and manufacturing affiliate of ClearLab International.  The Company began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and is currently expanding its production capabilities in the U.K.  The Company will increase its product offerings to the international markets throughout the remainder of fiscal 2004 from its production facilities in Singapore and the U.K.

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

Johnson & Johnson Vision Care Agreement.  In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson Vision Care to become an authorized retailer of Johnson & Johnson Vision Care contact lenses.  The Company modified its operating systems in connection with this agreement. The Company implemented new prescription verification procedures for Johnson & Johnson Vision Care by geographic region based on time zone.  The Company began this implementation in February 2003 and completed it in April 2003.  These verification procedures were subsequently changed during the current quarter in keeping with the federal regulations and guidelines contained in the FCLCA.

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

Cole National Marketing Agreement.  On June 30, 2003, the Company and Cole National Corporation (“Cole”) announced that they had signed an agreement under which the Company’s customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of doctors contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S.  During the second quarter of fiscal 2004, the Company and Cole extended this agreement through March 31, 2005.  Under this agreement, Cole is offering its network of doctors to the Company to be used for contact lens exam referrals and the Company retains the contact lens business of customers referred to Cole stores.

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

Regulatory Considerations

Fairness to Contact Lens Consumer Act.  In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also requires all eye care practitioners to respond to direct marketers’ requests to verify consumer prescriptions and provides that their failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period).  It also directs the Federal Trade Commission (“FTC”) to promulgate implementing rules and to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. This FTC study will specifically address, among other things, the use of doctor exclusive brands (i.e., contact lenses available only for sale from an eye care practitioner) and other practices that impede competition.

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

Net sales for fiscal 2003 and the first three quarters of fiscal 2004 were negatively impacted by canceled orders due to the Company’s implementation of its prescription verification procedures, including, most significantly, those implemented as part of the Johnson & Johnson Vision Care agreement in 2003, and the revisions to the Company’s prescription verification procedures instituted in response to the FCLCA. The Company is taking steps to recover these canceled orders.  The Company is uncertain as to the ultimate impact its revised prescription verification procedures will have on future net sales, and the Company is also uncertain as to the number of canceled orders that can subsequently be recovered.  The FCLCA provides several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

Results of Operations

                The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2004 is a 52-week year and will end on January 1, 2005.

                The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	60.9	61.3	62.7	61.6
Gross profit	39.1	38.7	37.3	38.4

OPERATING EXPENSES:
Advertising	14.8	11.4	10.3	14.3
Legal and professional	3.3	1.8	3.5	2.7
Research and development	1.6	1.0	2.0	1.2
Purchased in-process research and development	—	-	—	0.1
Other operating	19.3	19.0	19.8	19.9
Total operating expenses	39.0	33.2	35.6	38.2
INCOME FROM OPERATIONS	0.1	5.5	1.7	0.2
OTHER EXPENSE, net	(0.3)	(0.4)	(0.7)	(0.8)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(0.2)	5.1	1.0	(0.6)
PROVISION FOR INCOME TAXES	(1.1)	(2.7)	(1.4)	(0.7)
NET INCOME (LOSS)	(1.3% )	2.4%	(0.4% )	(1.3% )

                Net sales.  Net sales for the quarter ended October 2, 2004 increased 17.5% to $56.9 million from $48.4 million for the quarter ended September 27, 2003.   For the three quarters ended October 2, 2004, net sales increased 11.4% to $157.7 million from $141.4 million for the three quarters ended September 27, 2003.  Net sales for the Company’s U.S. Retail operations, for the third quarter of fiscal 2004 and the first three quarters of fiscal 2004 were $55.0 million and $153.2 million, respectively, compared to $46.9 million and $136.8 million, respectively, for the quarter and three quarters ended September 27, 2003.  The increase in net sales is mainly due to increased advertising and rebate programs instituted during the year for select products, as well as a retail price increase principally on phone orders in the second quarter of fiscal 2004.  Net sales were negatively impacted during the first three quarters of fiscal 2004 due to a substantial increase in the number and percentage of orders the Company canceled as a result of the prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement during the period February through April 2003 and the revisions to the Company’s prescription verification procedures instituted on February 4, 2004 in compliance with the FCLCA (see “Regulatory Considerations”).  These verification procedures were subsequently changed during the current quarter in keeping with federal regulations and guidelines contained in the FCLCA.  The Company’s cancellation rate for the third quarter of fiscal 2004 was approximately 16%, which is a decrease from the cancellation rate of approximately 20% in the second quarter of fiscal 2004.  The canceled order rate in the third quarter of fiscal 2004 was approximately the same as the canceled order rate in the same quarter in the previous year.

                The Company believes the order cancellation rate will decrease further in the fourth quarter as the Company increases its efficiency in communicating with eye care providers, and as more of the Company’s customers become accustomed to the federal prescription verification requirements and eye care practitioners become accustomed to the Company’s prescription verification procedures.

                Net sales for the Company’s international operations (ClearLab), for the third quarter of fiscal 2004 and the first three quarters of fiscal 2004 were $1.9 million and $4.5 million, respectively.  Net sales for ClearLab for the third quarter and first three quarters of fiscal 2003 were $1.5 million and $4.7 million, respectively.  The Company expects ClearLab sales to increase internationally during the fourth quarter of fiscal 2004 due to the scale-up of ClearLab’s production and research and development efforts in order to capitalize on increasing demand for ClearLab’s products during the fourth quarter of fiscal 2004.

                Gross profit.  Consolidated gross profit as a percentage of net sales for the quarter and three quarters ended October 2, 2004 was 38.7% and 38.4%, respectively, compared to 39.1% and 37.3%, respectively, for the quarter and three quarters ended September 27, 2003.  Gross profit as a percentage of net sales for the Company’s U.S. Retail operations increased to 40.5% for the quarter ended October 2, 2004 from 38.8% for the quarter ended September 27, 2003.  For the three quarters ended October 2, 2004, gross profit as a percentage of net sales for the U.S. Retail operations increased to 39.8% from 37.3% for the three quarters ended September 27, 2003.  The majority of the gross profit improvement in the current year was due to the Company’s U.S. Retail operations continuing to realize the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products as well as the continued benefits being received from a retail price increase principally on phone orders in the second quarter fiscal 2004.  The Company expects gross profit as a percentage of net sales for its U.S. Retail operations to remain relatively constant during the remainder of fiscal 2004.

                During the third quarter of fiscal 2004, the Company continued to recognize a negative gross margin at ClearLab due to the start-up nature of its U.K. operations which were acquired during the latter part of the first quarter of fiscal 2004.   The Company expects this trend to reverse and to record a positive gross margin during 2005 as ClearLab sales increase internationally.

                Advertising expense.  Advertising expense for the quarter ended October 2, 2004 was $6.5 million, a decrease of $0.7 million from the quarter ended September 27, 2003.  As a percentage of net sales, advertising expense decreased to 11.4% for the third quarter of fiscal 2004 from 14.8% for the third quarter of fiscal 2003.  For the three quarters ended October 2, 2004, advertising expense was $22.6 million, an increase of $8.0 million from the three quarters ended September 27, 2003.  The Company expects total advertising expense incurred will be approximately $27 million for all of fiscal 2004.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.  The Company expects a reduction in advertising in the fourth quarter of fiscal 2004 as compared to the third quarter of fiscal 2004, consistent with the Company’s strategy since inception.  The Company generally decreases advertising spending during the holiday season when advertising costs typically increase and response rates tend to decline.

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

                Legal and professional fees.  Legal and professional fees for the quarter ended October 2, 2004 decreased $0.6 million from the quarter ended September 27, 2003 to $1.0 million.  As a percentage of net sales, legal and professional fees decreased to 1.8% for the third quarter of fiscal 2004 from 3.3% for the third quarter of fiscal 2003. For the three quarters ended October 2, 2004, legal and professional fees decreased $0.8 million from the three quarters ended September 27, 2003 to $4.2 million.  As a percentage of net sales, legal and professional fees decreased to 2.7% for the first three quarters of fiscal 2004 from 3.5% for the first three quarters of fiscal 2003.

                During the quarter, the Company invested in legal and professional fees for Sarbanes-Oxley compliance, continued compliance with federal rules and regulations, as well as other initiatives.   Although the Fairness to Contact Lens Consumer Act (“FCLCA”) became effective February 4, 2004, the Company invested considerable effort during the first fiscal quarter of 2004 preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA.  The Company will continue to focus its efforts on compliance with federal rules and regulations and expects to incur additional legal and professional fees of approximately $0.5 million to $1.0 million during the fourth quarter of fiscal 2004.  However, legal and professional fees are subject to change as circumstances warrant.

Research and development expenses.  Research and development expenses for the quarter ended October 2, 2004 decreased to $0.6 million, or 1.0% of net sales, from $0.8 million, or 1.6% of net sales, for the quarter ended September 27, 2003.  For the three quarters ended October 2, 2004, research and development expenses were $1.9 million, or 1.2% of net sales compared to $2.8 million, or 2.0% of net sales for the three quarters ended September 27, 2003.  These expenses were principally to fund research and development efforts for ClearLab’s operations.  The Company’s U.S. Retail operations funded $0.5 million during the first fiscal quarter of 2004 for research and development activities performed by VisionTec prior to the Company’s acquisition of the entity on February 24, 2004.  During the first three quarters of fiscal 2003, the Company’s U.S. Retail operations expensed approximately $2.8 million for research and development activities performed by VisionTec.  The Company expects to incur total consolidated research and development expenses of approximately $2.5 million in fiscal 2004, the majority of which is related to ClearLab’s operations.

Other operating expenses.  Other operating expenses for the quarter ended October 2, 2004 increased $1.5 million from the quarter ended September 27, 2003.  As a percentage of net sales, the Company’s other operating expenses decreased to 19.0% for the third quarter of fiscal 2004 from 19.3% for the third quarter of fiscal 2003.  During the third quarter of fiscal 2004, the Company’s U.S. Retail business incurred other operating expenses of $9.7 million, or 17.6% of net sales, compared to $8.6 million, or 18.3% of net sales, for the third quarter of fiscal 2003.  The Company’s U.S. Retail other operating expenses increased by approximately $1.1 million for the quarter ended October 2, 2004 from the quarter ended September 27, 2003 as the Company added to its management team and continued to enhance new functions within the organization, such as the doctor referral network department, added to the Company’s prescription verification staff, and incurred other variable costs due to higher net sales.  ClearLab represented approximately $0.4 million of the increase in consolidated other operating expenses.

For the three quarters ended October 2, 2004, other operating expenses increased $3.3 million to $31.4 million.  As a percentage of net sales, other operating expenses increased to 19.9% for the first three quarters of fiscal 2004 from 19.8% for the first three quarters of fiscal 2003.  Other operating expenses for the Company’s U.S. Retail operations increased $3.1 million to $28.3 million.  A majority of this increase related to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA.  The Company also incurred approximately $0.2 million in costs related to the consolidation of the operations of Lens 1st from Michigan to Utah, just over $0.1 million for recruiting costs relating to key information technology and marketing positions and an additional $0.3 million for severance and other employee costs related to the elimination of one senior operating position.  ClearLab represented approximately $0.3 million of the increase in consolidated other operating expenses.

The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  Other expense remained consistent for the quarters ended October 2, 2004 and September 27, 2003 at approximately $0.2 million.  For the three quarters ended October 2, 2004, other expense increased approximately $0.3 million from the three quarters ended September 27, 2003 to $1.3 million.  For the third quarter of fiscal 2004, other expense consisted mainly of interest expense, offset by unrealized foreign exchange transaction gains of approximately $0.1 million.  For the three quarters ended October 2, 2004, other expense consisted mainly of interest expense of approximately $1.2 million and unrealized foreign exchange transaction losses of less than $0.1 million.  The interest expense resulted from the use of the revolving credit facility and debt related to the acquisitions of VisionTec (ClearLab UK, Ltd.) and ClearLab International. For the first three quarters of fiscal 2003, other expense consisted mainly of interest expense of approximately $1.0 million, offset slightly by unrealized foreign exchange transaction gains incurred by the Company.  The unrealized foreign exchange differences related primarily to the intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions - U.S., Singapore and the United Kingdom.  The Company’s effective U.S. income tax rate for the three quarters ended October 2, 2004 was 39.0% compared to 51.9% for the three quarters ended September 27, 2003.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The decrease in the effective income tax rate primarily results from the estimated annual decrease in permanent nondeductible expenses; including those relating to the Company’s lobbying efforts.  During the first three quarters of fiscal 2004, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of the third quarter of fiscal 2004, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore.   For the first three quarters of fiscal 2004, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of 28.0%.  The Company did not provide a valuation allowance for the deferred income tax assets in the United Kingdom because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during the first three quarters of fiscal 2004, which operating loss can be carried forward indefinitely.  The Company’s estimated effective U.S. and United Kingdom income tax rates may change as facts and circumstances change.

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

      Renewed Loan Agreement - Effective February 27, 2004 and modified on June 25, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time.  The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory.   As of October 2, 2004, the Company was subject to this restriction and could only borrow up to the $23.8 million book value of its inventory.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin.  The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio.  As of October 2, 2004 the prime rate margin is 1.25 percent and the LIBOR rate margin is 3.25 percent.  Interest is payable monthly.  As of October 2, 2004, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $16.4 million.  Of this amount, $12.0 million bore interest at the lender’s LIBOR rate plus 3.25 percent (5.08% at October 2, 2004) and the remaining $4.4 million bore interest at the lender’s prime rate plus 1.25 percent (6.00% at October 2, 2004).  The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

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

As of October 2, 2004, the Company was in compliance with all applicable covenants as modified and clarified by the U.S. bank.

Cash flows from operating activities.  For the three quarters ended October 2, 2004 and September 27, 2003, net cash provided by operating activities was approximately $5.0 million and $14.7 million, respectively.  In the fiscal 2004 period, cash was provided primarily by a decrease in inventories offset by increases in accounts receivable and other current assets.  Also in the 2004 period, cash was provided by an increase in various accrued liabilities partially offset by a decrease in accounts payable.  In the fiscal 2003 period, cash was provided primarily by a decrease in inventories partially offset by a decrease in accounts payable.

Cash flows from investing activities.  The Company used approximately $14.1 million and $9.5 million for investing activities in the three quarters ended October 2, 2004 and September 27, 2003, respectively.  In the fiscal 2004 period, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec.  The Company also purchased approximately $4.0 million of intangible assets during the fiscal 2004 period.  In the fiscal 2003 period, the Company paid approximately $7.0 million in cash (including $0.5 million in transaction costs) in connection with the acquisition of Lens Express and Lens 1st.

Capital expenditures for infrastructure improvements for the first three quarters ended October 2, 2004 and September 27, 2003 were approximately $6.0 million and $2.1 million, respectively.  Of those amounts, approximately $3.5 million and $1.2 million related to the ClearLab operations, respectively.  The Company anticipates continued funding during the remaining quarter of fiscal 2004 for property and equipment at its ClearLab operations.  These funds will primarily be used for the expansion of its daily lens capacity in response to international customer demand.  The Company also anticipates additional capital expenditures throughout the remainder of fiscal 2004 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future U.S operations.

Financing activities.  During the three quarters ended October 2, 2004 and September 27, 2003, net cash provided by (used in) financing activities was approximately $8.5 million and $(4.6) million, respectively.  In the fiscal 2004 period, the Company had net borrowings on its credit facility of approximately $16.4 million and made principal payments on debt obligations and capital lease obligations of approximately $8.7 million and incurred approximately $0.2 million in debt issuance costs.  The Company also received a governmental regional development grant in the U.K. of approximately $0.9 million.  This grant was designed to assist in employment creation while the amount of the grant is based on ClearLab UK capital expenditures.   During the fiscal 2003 period, the Company had net repayments on its credit facility of approximately $3.2 million and made principal payments on debt obligations and capital lease obligations of approximately $2.2 million, which were partially offset by proceeds of $0.8 million from the exercise of common stock options.

The Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock.  A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of October 2, 2004.  The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions.  From inception of its authorized repurchase programs through October 2, 2004, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million.  No shares were repurchased by the Company during fiscal 2003 or the first three quarters of fiscal 2004 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006.  A majority of the repurchased shares were used to acquire ClearLab International and Lens 1st/Lens Express.

At October 2, 2004, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$2,125,000 (USD$1,257,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At October 2, 2004, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$7,860,000 (USD$4,648,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2003 through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of October 2, 2004, the Company was in compliance with these covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

At October 2, 2004, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,076,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt.  If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and VisionTec (ClearLab UK, Ltd.).  As of October 2, 2004, the present value of future minimum lease payments was approximately USD$0.2 million with a majority of payments scheduled through fiscal 2004.

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

•                                          The Company may incur unforeseen costs or not realize all of the anticipated benefits from its relationships with Johnson & Johnson Vision Care, CIBA Vision and Cole;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                Interest Rate Risk. As of October 2, 2004, the Company was exposed to changes in interest rates relating to its renewed credit facility and other debt obligations. The renewed credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $16.4 million as of October 2, 2004. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British Pounds and bear interest at a fixed rate. As of October 2, 2004, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $8.9 million.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar, however, most of the sales of the Singapore operations and some of the expenses are denominated in U.S. dollars.  The Company has debt and other long-term obligations of approximately $10.2 million that are denominated in Singapore dollars and mature over the next six years.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through November 5, 2004 the exchange rate has fluctuated approximately 5.5 percent (weakening of the U.S. dollar).

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency.  From the date of the ClearLab UK acquisition, February 24, 2004, through November 5, 2004, the exchange rate has fluctuated approximately 1.2 percent (strengthening of the U.S. dollar).

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

(b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.  As a result, no corrective actions were taken.

PART II.            OTHER INFORMATION

Item 1.                Legal Proceedings

See notes to condensed consolidated financial statements.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

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

1-800 CONTACTS, INC.

Dated: November 12, 2004	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer