Form 10-K
period 2005-01-01
1 800 CONTACTS INC
filed 2005-03-17
CIK 1050122

Use these links to rapidly review the document
1-800 CONTACTS, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-23633

1-800 CONTACTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0571643 (I.R.S. Employer Identification No.)
66 E. Wadsworth Park Drive, Draper, UT (Address of principal executive offices)	84020 (Zip Code)
Registrant's telephone number, including area code: (801) 924-9800
Securities registered pursuant to Section 12(b) of the Act: Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting common equity held by non-affiliates of the registrant as of July 3, 2004 at a closing sale price of $14.98 as reported by the Nasdaq National Market ("Nasdaq") was approximately $86.0 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 7, 2005, the Registrant had 13,301,408 shares of Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 20, 2005 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

1-800 CONTACTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business.

Overview

        1-800 CONTACTS, INC. (the "Company") was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company's principal executive office is located at 66 E. Wadsworth Park Drive, Draper, Utah 84020, and its telephone number is (801) 924-9800. The Company maintains various websites on the Internet, including, "www.1800contacts.com", "www.contacts.com", "www.contactlenses.com", "www.evision.com" and most recently "www.1800eyedoctor.com." The Company provides on its primary website, free of charge through various links, periodic and current reports as soon as is reasonably practicable after such material is filed with or furnished to the SEC.

        1-800 CONTACTS, INC. is a direct marketer of replacement contact lenses and is also a manufacturer, developer and distributor of its own branded and private label contact lenses through its operations in Singapore and the United Kingdom. The Company's U.S. retail operations sell contact lenses primarily through its easy-to-remember, toll-free telephone number, "1-800 CONTACTS" (1-800-266-8228), and through its Internet addresses. It sells most of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, CooperVision and Ocular Sciences (recently acquired by CooperVision). In fiscal 2004, the Company shipped its eleven millionth order and has served more than 5 million customers since inception. The Company's high volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 95% of its orders within one business day of receipt and verification of prescriptions.

        The Company's U.S. Internet retail sales channel continued to grow in fiscal 2004 and enhances the Company's ability to cost effectively serve its customers. The Company's Internet sales accounted for approximately half of its total revenue during fiscal 2004. Its online presence enables the Company to operate more efficiently by substantially reducing the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers generally lower prices and free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

        The Company's U.S. retail operations market its products through national advertising campaigns that aim to increase awareness of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer recall and repeat business. The Company spent approximately $27.2 million on advertising in fiscal 2004 and has invested nearly $160 million in its national advertising campaign over the last several years. The Company's experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

        ClearLab is the Company's international contact lens development, manufacturing and distribution business, focusing on the marketing and selling of its own contact lens products to major retailers and distributors, as well as providing some contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing a wide range of new lens materials and designs. ClearLab recently began to sell frequent replacement lenses in the U.S. through the Company's retail optical partnership. ClearLab maintains a website on the Internet, "www.clearlab.com."

        ClearLab has facilities in Singapore and the United Kingdom. The Singapore facility was acquired on July 24, 2002, when the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore. ClearLab expanded its manufacturing capabilities on February 24, 2004 when the Company acquired VisionTec (subsequently renamed ClearLab UK), a developer and manufacturer of daily contact lenses based in the United Kingdom that has developed a method for low cost, high quality production of daily disposable contact lenses.

        For more information regarding recent transactions by the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions."

Industry Overview

        Industry analysts estimate that over 50% of the United States population needs some form of corrective eyewear. Contact lenses are a convenient, cost-effective alternative to eyeglasses. The number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. As a result, the contact lens market is large and growing. The growth in the disposable market is largely due to the shift in the contact lens market away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are generally replaced on a daily, weekly or bi-weekly basis.

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

        In November 2003, Congress passed the Fairness to Contact Lens Consumers Act ("FCLCA"), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA became effective February 4, 2004, and requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not. It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file) and it provides that an eye care practitioners' failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions. The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent a medical reason justifying a shorter period). It also directed the Federal Trade Commission ("FTC") to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law. Satisfying the prescription verification requirement of the FCLCA obligates a contact lens seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer's prescriber.

        The Company believes that increased consumer awareness of the benefits of the direct marketing of contact lenses will lead to further growth of this method of buying and selling contact lenses. Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing. In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel. The direct marketing industry continues to grow as many retail customers have migrated towards the convenience and service offered by home shopping, and the Company expects the direct marketing segment of the contact lens industry to grow in tandem with the overall growth in the direct marketing industry.

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

        The Internet possesses a number of unique and commercially powerful characteristics that differentiate it from traditional media: users communicate or access information without geographic limitations; user's access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously. The Internet has created a dynamic and particularly attractive medium for commerce; empowering customers to gather more comparative purchasing data than is feasible with traditional commerce systems, to shop in a more convenient manner and to interact with sellers in many new ways. The Company believes that the Internet provides a convenient and efficient medium for the sale of replacement contact lenses.

        Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby limiting a patient's choice to purchase lenses from a direct marketer. Until recently, substantially all of the major manufacturers of contact lenses refused to sell contact lenses directly to direct marketing companies and sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses have been reduced and may be completely eliminated in the future through, for example, the pro-competitive effects of the FCLCA described above. Likewise, three of the four largest manufacturers are now subject to legal injunctions requiring them to sell contact lenses to direct marketers under certain conditions or have specific agreements with the Company to supply it contact lenses. See "Purchasing and Principal Suppliers" and "Government Regulation."

Product Offerings

U.S. Retail Operations

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

        The Company has access to most of the major brands and product types in the industry, including spherical, toric, multifocal and colored lenses either directly from the manufacturer or through distributors. The Company's sales by brand and product type are generally representative of the industry with the exception of contact lenses sold under restricted distribution polices by the respective manufacturer.

        The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. Given the proliferation of SKUs in the industry via numerous brands, colored and specialty lenses, the Company's substantial inventory provides contact lens wearers with ready access to their lenses. The Company can ship approximately 95% of its orders within one business day of receipt and verification of prescriptions. The Company believes that its large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as an effective barrier to entry to potential entrants in direct marketing of contact lenses.

        The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, and CooperVision as well as from distributors. See "Purchasing and Principal Suppliers." The Company's products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer.

        The Company recently developed a new brand, '1-800 eyedoctor,' and has partnered with a regional optical retail chain to combine both parties contact lens business in the state of Utah. The Company believes this partnership will create a seamless experience for Utah consumers that will include exams as well as in-store, phone and online service. The Company also recently began to sell frequent replacement lenses manufactured by ClearLab through this partnership in Utah.

        Based on previously conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell certain brands to the Company and seek to sell these same brands exclusively to eye care practitioners. The Company also believes that by educating consumers as to specific eye care practitioners' anti-consumer activities—and as appropriate, recommending more consumer focused eye care practitioners—that it can influence the consumer decision making process which will directly affect overall practices in the industry. The Company's first preference is to sell to the customer the lens she is already wearing. In cases where manufacturers or eye care practitioners stand in the way of the customer's choice to purchase from the Company, the Company believes it will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

        The Company also offers certain products related to contact lenses including solutions and lens cases for storing contact lenses. The Company offers solutions produced by CIBA Vision and purchased directly from CIBA Vision. The lens cases are produced by and purchased from an outside party on a contract basis.

International Manufacturing Operations

        The Company's wholly owned subsidiary, ClearLab is the Company's principal marketing organization for its wholesale manufacturing and distribution business, focusing on the marketing of its own contact lens products to major retailers and distributors, as well as providing some contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing a wide range of new lens materials and designs. ClearLab recently began to sell frequent replacement lenses in the U.S. through the Company's retail optical partnership.

        ClearLab expanded its manufacturing capabilities on February 24, 2004, when the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom. VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses. VisionTec has subsequently been renamed ClearLab UK Ltd ("ClearLab UK"). ClearLab UK began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and is currently expanding its production capabilities in the United Kingdom. ClearLab plans to increase its product offerings to the international markets from its facilities in Singapore and the United Kingdom as demand for its product continues to grow.

        The Company recently signed an agreement which grants a Japanese contact lens manufacturer exclusive rights to develop, manufacture, and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, the Japanese manufacturer will license different types of intellectual property, including contact lens material, manufacturing technology, and related knowledge. The Company will recognize the license fees as revenue as it fulfills its obligations and certain milestones are achieved. The Japanese manufacturer will also pay royalties for a period of at least 15 years once the product is launched in Japan.

        ClearLab's development and manufacturing capabilities also provide the Company with contact lens products for the U.S. market. Many of these products are currently approved by the U.S. Federal Drug Administration for sale in the U.S., while some existing and new products will require regulatory approval. The Company believes that selling ClearLab products through retail optical partnerships in the U.S. will increase operating income, and the Company may use ClearLab as a source to offer contact lenses to its customers should the Company's access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

Customers and Marketing

        The Company's direct marketing customers are located principally throughout the United States. The percentage of the Company's customers that are located in each state is approximately equal to the percentage of the United States population, which resides in such state, with the largest concentration of the Company's customers residing in California. The Company strives to deliver a high level of customer service in an effort to maintain and expand its loyal customer base. The Company utilizes a focused marketing strategy that is designed to enhance the awareness and value of its brand. The Company continually researches and analyzes new ways in which to advertise its products. After identifying an attractive potential new advertisement or advertising medium, the Company commits to such advertising for an initial test period. After the initial test period, the Company continues to closely monitor its advertising in order to identify and react to trends and patterns as appropriate.

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

        During fiscal 2004, the Company spent approximately $27.2 million on advertising and intends to maintain similar advertising spending in fiscal 2005 as it continues its nationwide advertising campaign. The Company's advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases. In addition, the Company intends to continue its direct marketing campaign to its more than 5 million customers through the U.S. mail and e-mail.

        A brief description of the principal components of the Company's national advertising campaign is set forth below:

        Broadcast.    The Company utilizes a nationwide broadcast advertising campaign with significant purchases on both cable and network television and radio. The Company's broadcast ads typically focus on making the process of replacing contact lenses easier for consumers by rapidly delivering to customers the same contact lenses offered by eye care practitioners and by streamlining an otherwise complicated process of ordering prescription medical devices from an alternative seller. The Company believes that its easy-to-remember phone number and Internet addresses make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS brand name.

        Internet.    The Company uses the Internet as a means of marketing in an effort to drive new and repeat traffic. The Company utilizes a comprehensive paid advertising search engine campaign on the major U.S. search engine platforms. The Company uses emails as an effective tool to provide reminders to existing customers when it is time to reorder. The Company leverages current relationships and continues to seek opportunities to expand its presence within highly trafficked content sites.

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

        ClearLab markets its products internationally and recently began to sell frequent replacement lenses in the U.S. through the Company's retail optical partnership. ClearLab's other customers include various international retailers and distributors. ClearLab also currently manufactures frequent replacement disposable lenses for one of the leading contact lens manufacturers.

Operations

Direct Marketing

        The primary components of the Company's direct marketing operations include its teleservices, order entry, Internet order taking, prescription verification, doctor referral network, customer service and distribution and fulfillment.

        Teleservices, Order Entry, Internet Order Taking and Customer Service.    The Company provides its customers with toll-free telephone access to its Customer Service Representatives ("CSRs"). The Company's call center generally operates from 6:00 a.m. to 11:00 p.m. (MST) Monday through Saturday and 8:00 a.m. to 8:00 p.m. (MST) on Sunday. Customers may place orders via the Internet 24 hours a day, 7 days a week. Potential customers may also obtain product, pricing or other information over the Internet or through an interactive voice response system. The Company's orders are received by phone, Internet, mail, facsimile and electronic mail. CSRs process orders directly into the Company's proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number. CSRs are provided with a sales script and are trained to provide information about promotional items. Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

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

        The Company continually upgrades and enhances its management information systems. The Company believes its management information systems have the capacity to handle up to 30,000 calls per day. The Company's CSRs currently handle approximately 8,000 calls per day.

        Prescription Verification.    The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumer Act ("FCLCA"). The FCLCA requires that contact lenses only be sold to consumers based on the seller obtaining a copy of the prescription itself or, verifying the prescription by direct communication with the customer's prescriber. Consistent with this requirement, the Company's current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer's prescription, the Company directly communicates to the customer's prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer's prescription is expired or otherwise invalid, the Company's practice is to cancel the customer's order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company's practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. The Company believes that it is complying with the regulations of the FCLCA. See "Government Regulation".

        Internet.    The Company's principal website provides customers with a quick, efficient and cost-effective source for obtaining replacement contact lenses 24 hours a day, 7 days a week. The Company is continually upgrading the content and functionality of its website. The website allows customers to easily browse and purchase substantially all of the Company's products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking. During the call center's operating hours, the Company offers service and support to its Internet customers over the telephone. The Company also provides e-mail support to customers 24 hours a day, 7 days a week. The Company's website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

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

        The Company uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer's information. The Company maintains an Internet firewall to protect its internal systems as well as all credit card and other customer information.

        Optical Retail Store Partnership.    The Company recently entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement is to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service. The Company has developed a new brand, '1-800 eyedoctor,' that is being utilized in this partnership. This partnership also allows the Company to realize the benefits of vertical integration through the selling of ClearLab products to consumers.

        Doctor Referral Network.    The Company has a referral agreement with Cole National Corporation ("Cole"), recently acquired by Luxottica Group, and select independent practitioners nationally. Under the Cole referral agreement, the Company's customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of eye care practitioners contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S. Under the agreement, when a customer's prescription is found to be invalid or expired, the Company can help facilitate the process of obtaining an eye examination through Cole's network of eye care practitioners. This process minimizes the interruptions in product consumption for the consumer and improves the Company's ability to retain its customers.

        During the second quarter of fiscal 2004, the Company and Cole extended this agreement through March 31, 2005. The Company has not yet decided whether or not to renew this agreement. The Company has had discussions with Luxottica Group, who recently acquired Cole, about this agreement as well as discussions with various other parties concerning retail optical and referral agreements.

        The Company believes its current referral agreement is a unique offering for Internet, phone or mail order companies, allowing it to recapture customer orders that would otherwise need to be cancelled under federal law.

        Distribution and Fulfillment.    Approximately 95% of the Company's orders are shipped within one business day of receipt and verification of prescriptions. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is generally charged on each customer order, except those orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company's management information systems automatically determine the anticipated delivery date for each order.

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

        The Company's distribution center is approximately 84,000 square feet and is strategically located near the Salt Lake City, Utah international airport.

Manufacturing

        ClearLab's products are manufactured in production facilities located in Singapore and the United Kingdom. See "Properties." The Singapore facility currently has the capacity to produce in excess of 70 million lenses annually and is operating at approximately 30 to 35 percent of capacity. ClearLab uses various manufacturing processes, some of which are proprietary. ClearLab manufactures its frequent replacement soft contact lenses by way of injection cast molding of plastic molds in which it doses various polymers and daily soft contact lenses through a proprietary Free-forming process. In both processes dry lenses are hydrated to their final wet state in order to become a complete lens. ClearLab also has the ability to wet cast mold lenses where the lenses are formed fully hydrated. ClearLab's products are distributed from both its Singapore and United Kingdom facilities.

Management Information Systems

        The Company has developed proprietary management information systems that integrate the Company's direct marketing, order entry and order fulfillment operations. The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service. The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company's inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions; (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses and (vi) communicate directly with eye care provider's offices to accurately and timely verify contact lens prescriptions.

        These management information systems provide the Company's CSR with real-time product availability information for substantially all of its products through a direct connection with the Company's distribution center, whereupon information is immediately updated as lenses are shipped. In addition, Internet customers can obtain real-time product availability information for many products. The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer. CSRs also have access to records of all prior contact with a customer, including the customer's address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax. Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer's order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR contacts the customer to inform the customer of the delay.

        After an order has been entered into the management information systems either by a CSR or directly by a customer through the company's order entry system on its Internet website, it is sent through the Company's verification process to attempt to confirm the validity of the prescription. Once the prescription is verified or the verification hold time has elapsed (see "Government Regulations" section) the order is sent to the Company's distribution center via a direct connection. If the prescription is expired or determined to be invalid during the verification process, the order is then cancelled and the customer's information is made available to one of the Company's CSRs to inform the customer of the cancellation. At this time, one of the Company's CSRs offers to assist the customer by referring the customer to an eye care practitioner within the Company's national doctor referral network, and provides the customer with promotional offers which may include, for example, an offer for a discounted eye exam.

        After the distribution center receives an order, the invoice for the order is printed and the customer's credit card is charged, if applicable. The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order. Tracking, manifesting, billing and other shipping functions are integrated into the Company's management information systems so that all necessary bar codes and tracking information for shipment via independent couriers are printed directly on the Company's shipping label.

        After the invoice for an order is printed at the Company's distribution center, the order is pulled from inventory and scanned to ensure that the prescription and quantity of each item matches the order in the Company's management information systems. Audible notices inform the shipping agent of any errors in the order. After the order has been scanned for accuracy, the management information systems update the Company's inventory level. Then the order is placed in a box folded by the Company's automated box folder and is sent to an automatic sealer. After the package leaves the sealer, another scanner reads the bar code on the shipping label to determine which method of shipment is being used, adds the package to the appropriate carrier's manifest and directs the appropriate hydraulic diverter to push the package into the appropriate carrier's shipping bin.

        The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch. This system is further protected by a generator capable of supporting the Company's call center operations for a period of five days. All critical data is simultaneously written to a series of back-up drives throughout the day and at the end of the day the Company's data is transmitted to various offsite locations as well as an onsite fireproof safe. There can be no assurance that the Company's back-up system will be sufficient to prevent an interruption in the Company's operations in the event of disruption in the Company's management information systems, and an extended disruption in the management information systems could adversely affect the Company's business, financial condition and results of operations.

Purchasing and Principal Suppliers

        Until recently, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so. As a result, the Company historically purchased a substantial portion of its products from unauthorized distributors. Currently, the Company purchases the majority of its products directly from the manufacturers with the exception of all Ocular Science products and a specific product from CooperVision.

        As a result of some manufacturers' refusal to sell to the Company, the Company is not an authorized dealer for some of the products it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future. The factors of price, availability and source of the contact lenses are all considerations in deciding which lenses to offer for sale. During the latter part of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company's business, financial condition and results of operations.

        Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 35 percent, 23 percent and 44 percent of its contact lenses purchased in fiscal 2002, 2003 and 2004, respectively. The Company's top three suppliers accounted for approximately 63 percent, 59 percent and 83 percent of the Company's inventory purchased in fiscal 2002, 2003 and 2004, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales. In that regard, the Company does not have any contracts with manufacturers or distributors of contact lenses which provide for an absolute guarantee of supply to the Company.

        The Company has agreements with its top three suppliers for improved pricing and marketing support. This support has come and will come in the form of cooperative marketing and rebate programs designed to promote the manufacturer's products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs with these suppliers.

        ClearLab's development and manufacturing capabilities provide the Company with greater access to current and future contact lens products for the U.S. market. This may allow the Company to sell additional ClearLab products through retail optical partnerships, and this may be a means for the Company to obtain contact lens products should the Company's access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

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

        The Company's principal competitors include ophthalmologists and optometrists in private practice. The Company also competes with national optical chains, such as Pearle Vision, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam's Club and Costco. In addition, the Company competes with other direct marketers of contact lenses, including on-line direct marketers. The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

        The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with all of the contact lens manufacturers which in some cases afford those competitors with better pricing terms, access to supply and other sales and marketing programs. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The Company believes that the principal elements of competition in the industry include price, product availability, customer service and consumer awareness.

        In addition, the manufacturing of contact lenses is highly competitive. With respect to its manufacturing operations, the Company faces competition from other contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. Most of the Company's competitors have substantially greater resources to invest in product development and customer support and greater access to financial and other resources than the Company.

Government Regulation

Direct Marketing

  Federal Regulation

        Contact lenses are regulated by the Food and Drug Administration ("FDA") as "medical devices." The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. Rigid gas permeable and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear. These regulations generally apply only to the manufacturing of contact lenses, and therefore do not directly impact the direct marketing operations of the Company. Federal regulations also require the labels on "medical devices" to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall within this exception must contain as part of their labeling the statement "Caution: Federal law restricts this device to sale by or on the order of            (physician or other licensed practitioner)," the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA. Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties, or prosecution. To date, the FDA has not taken any such action against the Company.

        In November 2003, Congress passed the Fairness to Contact Lens Consumer Act ("FCLCA") which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not. It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that eye care providers' failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent a medical reason justifying a shorter period). It also directed the Federal Trade Commission ("FTC") to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

        Satisfying the prescription verification requirement of the FCLCA obligates a contact lens seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer's prescriber. Consistent with this requirement, the Company's current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer's prescription, the Company directly communicates to the customer's prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer's prescription is expired or otherwise invalid, the Company's practice is to cancel the customer's order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company's practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber.

        The Company believes that the FCLCA eliminates much of the previous legal risk and uncertainty associated with numerous differing and often ambiguous or archaic state laws and regulations that had previously governed the sale of contact lenses. In addition, as eye care practitioners have begun to automatically release contact lens prescriptions to their patients (as required by the FCLCA), the Company has found that it is easier for consumers to send a copy of their prescription to the Company and that more consumers have become aware of their option to purchase contact lenses from the Company rather than their prescriber. At the same time, the Company's adherence to the FCLCA's new requirements nationwide have resulted in the Company canceling a greater portion of its customers' orders due to their prescriptions being expired or otherwise invalid. The Company's net sales for fiscal 2004 were negatively impacted by canceled orders due to the prescription verification procedures implemented as part of its compliance with the FCLCA's prescription verification requirements.

  State Regulation

        Although the FCLCA overrides state laws or regulations that purport to impose stricter prescription verification procedures on direct marketers or that otherwise conflict with the general purposes and objectives of the FCLCA, the sale and delivery of contact lenses to consumers may also be subject to limited regulation by the state where the customer is located. For example, a substantial number of states require that contact lenses only be sold by persons licensed or registered to do so under that state's laws. A dispenser may be required to be licensed as an eye care professional (i.e., optometrist, ophthalmologist or optician) or to be licensed or registered as a contact lens seller depending on the requirements of the particular state in which the customer is located. Also, the FCLCA, allows states to set the prescription length—as long as it is longer than one year. Such state laws or regulations may or may not run afoul of the FCLCA or other federal or constitutional requirements depending on their particular provisions. Neither the Company nor any of its employees is a licensed eye care professional in many of the states in which the Company does business.

        Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company (ii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state's laws and (iii) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company's ability to sell contact lenses and to continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company's compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel. The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

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

Manufacturing

        The Company's products are generally regulated in the United States and in foreign countries as "medical devices." As a manufacturer of medical devices, the Company is subject to regulation in the United States by the FDA and corresponding state and foreign regulatory agencies where the Company sells products. These regulations generally govern the introduction of new medical devices, the maintenance of certain records, the labeling of devices and other matters. The regulatory environment in which the Company operates can be expensive, time-consuming and uncertain.

  FDA Regulation

        Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and implementing regulations, the FDA regulates the testing, manufacturing, labeling, distribution, importation and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution or importation, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

        Under the FDC Act, clearance or approval by the FDA is required prior to the commercialization of a medical device. The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices. The nature of the clearance or approval procedures is dependent on the classification of the medical device in question. Class I medical devices are subject to general controls, including labeling, premarket notification and adherence to the FDA's quality systems regulations governing all medical device manufacturing. Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness, are generally life-sustaining, life-supporting devices or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices.

        Before a new device can be introduced into the U.S. market, it must receive from the FDA premarket notification clearance under Section 510(k) of the FDC Act or premarket approval pursuant to the more costly and time-consuming premarket approval application (PMA) procedure. The FDA grants a 510(k) clearance if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. While less expensive and time-consuming than obtaining PMA clearance, securing 510(k) clearance may involve the submission of a substantive review of six months or more. Any products manufactured or distributed pursuant to 510(k) clearance are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the device.

        Most of ClearLab's products have 510(k) clearance and any new products under development, to be marketed in the United States will undergo clinical studies to support a 510(k) or PMA. There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance. The Company cannot assure that it will be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

        As a manufacturer of medical devices for the U.S. market, ClearLab is required to register with the FDA and comply with the FDA's Code of Federal Regulations quality system requirements. These regulations require that ClearLab manufacture products and maintain manufacturing, testing and control activities records in a prescribed manner, and maintain careful records of, and control over, device design development. Further, ClearLab and the Company are required to comply with FDA requirements for labeling and promoting products. ClearLab is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if the FDA finds ClearLab to be not in compliance with applicable laws and regulations. If the FDA believes that ClearLab may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place ClearLab under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of volatile conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against ClearLab, its officers or its employees. In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals.

        The Company, through a wholly owned subsidiary, conducts activities as an initial importer of contact lens products which also are subject to regulation by the FDA. The subsidiary must register its establishment, list the devices that are being imported, and comply with the FDA's quality system regulations. Registration and listing are merely administrative acts and do not involve the FDA approval or clearance. The quality system regulations require that the subsidiary develop appropriate practices to address management responsibilities, control of documents, handling, storage and records maintenance, among other things. Similar to ClearLab, the FDA may periodically inspect the subsidiary. If the FDA finds that the subsidiary is not in compliance with the applicable laws and regulations, the FDA may institute enforcement actions, such as issuance of a Form FDA 483, warning letter, or more severe penalties as described above.

        Any adverse regulatory action or the failure of ClearLab or the above mentioned subsidiary to comply with regulatory requirements could have a material adverse affect on the Company.

        Manufacturers and importers of medical devices for marketing in the United States must also comply with medical device reporting ("MDR") requirements that companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

        The Company is subject to routine inspection by the FDA for compliance with quality systems requirements, MDR requirements, and other applicable regulations. The Company cannot assure that it will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation. The Company believes that all of its products offered for sale in the U.S. have received all required FDA approvals or clearance, and that it is in substantial compliance with FDA regulations, including quality systems and MDR requirements.

  International Regulation

        ClearLab's products also are subject to regulation in other countries in which its products are sold. The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the EU are subject to the EU's medical devices directive (the "Directive").

        Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for CE marking. "CE marking" means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.

        In order to qualify for CE marking, the manufacturer must comply with the "Essential Requirements" of the Directive, relating to the safety and performance of the product. In order to demonstrate compliance, a manufacturer is required to undergo a conformity assessment, which includes assessment of the manufacturer's quality assurance system by self-selected certification organizations referred to as a "Notified Body." After all necessary conformity assessment tests have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the Directive, CE marking may be affixed on the products concerned. ClearLab International has undergone such conformity assessment and has received CE marking authorization for all products that it currently markets in the EU.

        Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use. "National Competent Authorities" who are required to enforce compliance with the requirements of the Directive, can restrict, prohibit and recall CE-marked products if they are unsafe. Such a decision must be confirmed by the European Commission in order to be valid. Member countries can impose additional requirements as long as they do not violate the Directive or constitute technical barriers to trade.

        Additional approvals from foreign regulatory authorities may be required for international sale of the Company's products in non-EU countries. Failure to comply with applicable regulatory requirements can result in the loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

        The Company conducts its direct marketing business under the various trade names and service marks, including "1-800 CONTACTS." The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. To this end, the Company has secured trademark registration for the "1-800 CONTACTS" name. The Company has obtained the rights to various telephone numbers, including but not limited to the 1-800 CONTACTS telephone number. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone numbers. The Company does not expect to lose the right to use the telephone numbers; however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number or other specific telephone numbers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

        The Company also has obtained the rights to various Internet addresses, including but not limited to www.1800contacts.com, www.contacts.com, www.contactlenses.com, www.evision.com and www.1800eyedoctor.com. As with phone numbers, the Company does not have and cannot acquire any property rights in Internet addresses. The Company does not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and such loss would have a material adverse effect on the Company's business, financial position and results of operations.

        The Company has certain intellectual property rights, including patents important to the operations of ClearLab and various other patent applications relating to contact lenses and the manufacturing of contact lenses. ClearLab also has the rights to www.clearlab.com.

Employees

        As of January 1, 2005, the Company had 892 full-time and part-time employees, including 615 in the United States, 197 in Singapore and 80 in the United Kingdom. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 2.    Properties.

        The Company's headquarters and call center operations are located in approximately 92,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City. The operating leases relating to these facilities expire in 2009.

        The Company's distribution center is approximately 84,000 square feet and is located near the Salt Lake City, Utah international airport. The operating lease for the distribution center expires in December 2005.

        The Company's manufacturing facilities are located in Singapore and the United Kingdom. All of the Singapore manufacturing and research and development activities are conducted in approximately 110,000 square feet of space at this location of which approximately half is used for operations. The Company leases a portion of the building to other tenants. The Company has a leasehold interest in the building with approximately 16 years remaining. All of the United Kingdom manufacturing and research and development activities are conducted in approximately 20,000 square feet of leased space. The operating lease relating to the United Kingdom facilities expire in 2008.

Item 3.    Legal Proceedings.

        From time to time the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's financial position, liquidity or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's security holders in the fourth quarter of fiscal 2004.

Item 4A.    Executive Officers of the Registrant.

        The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name	Age	Position
Jonathan C. Coon	35	Chief Executive Officer and Director
Brian W. Bethers	44	President and Chief Financial Officer
John F. Nichols	44	Vice President, Trade Relations and Director
Kevin K. McCallum	43	Senior Vice President, Marketing and Sales
Robert G. Hunter	38	Vice President, Finance and Treasurer
R. Joe Zeidner	39	Chief Legal Officer and Secretary
Graham Mullis	42	President and Managing Director of ClearLab International
Steve Newman	48	Chief Technology Officer of ClearLab International
John R. Murray	42	Chief Information Officer

        Jonathan C. Coon is a co-founder of the Company and has served as Chief Executive Officer and Director of the Company since its founding in 1995. Mr. Coon received his Bachelor's degree from Brigham Young University in 1994. Mr. Coon has over ten years of experience in the contact lens distribution industry.

        Brian W. Bethers is President and Chief Financial Officer of the Company. He joined the Company in 2003 from TAC Worldwide, a privately held technology staffing company in Dedham, Massachusetts where he served as Chief Financial Officer. Prior to TAC Worldwide, Mr. Bethers was Chief Financial Officer of SupplierMarket.com, where he led the company's financial expansion and SEC registration for an IPO prior to the company's sale to Ariba Corporation in 2000. Prior to this, Mr. Bethers was Chief Financial Officer of Host Marriott Services. He led the company's listing on the New York Stock Exchange in 1995 and sale in 1999. Mr. Bethers previously spent ten years at Marriott Corporation in various finance and development positions. He received both a Bachelor's degree and MBA from Brigham Young University.

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

        Kevin K. McCallum has served as Senior Vice President, Marketing and Sales of the Company since 2003. Prior to his current position, Mr. McCallum served as Vice President, Marketing of the Company since March 2000. Prior to joining the Company, Mr. McCallum, a 9-year veteran of Procter & Gamble from 1991 to 2000, served as a Director of Marketing for several of Procter & Gamble's global laundry and cleaning brands. Prior thereto, Mr. McCallum served as a line officer in the U.S. Navy from 1984 to 1989. Mr. McCallum received a Bachelor's degree from the United States Naval Academy and an MBA from the Georgia Institute of Technology.

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

        R. Joe Zeidner has served as Chief Legal Officer of the Company since 2003. Mr. Zeidner has served as the General Counsel of the Company since September 2000 and as the Corporate Secretary since February 2001. Prior to joining the Company, Mr. Zeidner served as regulatory General Counsel of Pharmanex, Inc., a Utah-based vitamin and supplement manufacturer and distributor, from 1998 to 2000. Prior to that, Mr. Zeidner served as Northeast Asia General Counsel of Nu Skin Japan and Nu Skin Korea and worked at Pfizer Pharmaceutical from 1989 to 1991. Mr. Zeidner received a Bachelor's degree in Japanese and Communications from Brigham Young University and a law degree from the J. Reuben Clark School at Brigham Young University.

        Graham Mullis has served as President and Managing Director of ClearLab since 2002. He has more than 10 years experience in leading medical device businesses and 9 years in the contact lens industry. He was the Managing Director of Biocompatibles Hydron, and sold the business to CooperVision for $125 million. He developed and launched the Proclear™ range of contact lenses at Biocompatibles, which is now a major product line for CooperVision. He is leading the strategy, development and expansion of Clearlab's business. He received a Bachelor's degree in Biochemistry & Physiology from Southampton University and an MBA from Warwick Business School.

        Steve Newman is serving as Chief Technology Officer of Clearlab International. He has more than 25 years experience in the contact lens industry, specifically in the area of manufacturing and lens design. He holds numerous patents in the area of toricidal and spherical contact lens designs and their manufacturing methods. Prior to joining Clearlab International he was R&D Manager for Hydron Pty Ltd Australia, Director of Capricornia Australia, and recently Chief Executive Officer for Igel Visioncare Pte Ltd. He leads all of the research and development activities for the Company.

        John R. Murray has served as Chief Information Officer of the Company since February 2005. Before joining the Company, he served as Vice President of Information Systems for First Health Group Corporation where his responsibilities included planning, control and delivery of information systems based solutions. Prior thereto, Mr. Murray served as Vice President Technical Operations for Agency Works LLC, Director of Information Systems and Operations for Alta Health Strategies and as a software developer for IBM. Mr. Murray graduated with a Bachelor's degree from Brigham Young University and an MBA from Westminster College.

        There are no family relationships between any executive officer or director of the Company.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "CTAC." The Common Stock commenced trading on February 10, 1998. The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

	High	Low
Fiscal Year ended January 3, 2004:
First Quarter	$28.56	$17.26
Second Quarter	26.58	20.19
Third Quarter	24.61	18.70
Fourth Quarter	23.00	19.67
Fiscal Year ended January 1, 2005:
First Quarter	22.55	16.02
Second Quarter	19.22	14.48
Third Quarter	16.64	12.26
Fourth Quarter	23.31	14.96

Holders

        As of March 7, 2005, there were approximately 87 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        None.

Recent Sales of Unregistered Securities

        On February 24, 2004, the Company acquired VisionTec CL Ltd. (subsequently renamed ClearLab UK, Ltd.), a developer and manufacturer of daily contact lenses based in the United Kingdom which has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material. The transaction was accomplished as a purchase of all of the stock of ClearLab UK. As consideration for the shares, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of restricted common stock with a fair value of $3.2 million. The consideration was paid to the following selling shareholders (the "Selling Shareholders"): Dr. Alan Cooke, R.J. Cooke, M.A. Cooke, P, Gardiner, J. Gardiner, Geoffrey Cooke, A.H. Cooke, G.G. Cooke, Andrew Smith, Howard Sutton, Wade Tipton, Sefta Trustees Ltd, Coopervision Manufacturing Ltd and BTG International Ltd. In addition, the Company agreed to pay a per unit royalty to the Selling Shareholders for a period of ten years. The Company subsequently registered the 155,084 restricted shares pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") effective June 18, 2004.

        The shares related to this transactions were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. In that regard, each of the sellers represented to the Company that he/it was an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6.    Selected Financial Data.

        The financial data as of and for the years ended December 30, 2000 ("fiscal 2000"), December 29, 2001 ("fiscal 2001"), December 28, 2002 ("fiscal 2002"), January 3, 2004 ("fiscal 2003") and January 1, 2005 ("fiscal 2004") have been derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year
	2000	2001	2002	2003	2004
		(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$144,971	$169,036	$168,580	$187,303	$211,678
Cost of goods sold	86,367	103,093	118,181	116,873	129,742

Gross profit	58,604	65,943	50,399	70,430	81,936

Advertising expense	25,603	26,850	12,642	20,191	27,161
Legal and professional fees	870	2,838	4,738	6,352	5,596
Research and development	—	—	247	4,625	2,977
Purchased in-process research and development	—	—	7,789	—	83
Other operating expenses	15,251	19,874	23,870	37,615	42,718

Total operating expenses	41,724	49,562	49,286	68,783	78,535

Income from operations	16,880	16,381	1,113	1,647	3,401
Other income (expense), net	198	(252)	(1,186)	(1,167)	(719)

Income (loss) before provision for income taxes	17,078	16,129	(73)	480	2,682
Provision for income taxes	(6,604)	(6,265)	(3,931)	(1,918)	(3,298)

Net income (loss)	$10,474	$9,864	$(4,004)	$(1,438)	$(616)

Basic net income (loss) per common share(1)	$0.88	$0.85	$(0.35)	$(0.11)	$(0.05)

Diluted net income (loss) per common share(1)	$0.86	$0.84	$(0.35)	$(0.11)	$(0.05)

Balance Sheet Data (at the end of year):
Working capital	$9,359	$18,388	$19,997	$12,266	$9,957
Total assets	26,108	50,405	62,004	86,931	108,985
Total debt (including current portion)	3,265	12,526	26,610	18,319	24,351
Stockholders' equity	13,964	23,753	17,597	55,207	58,504

(1)
On July 24, 2000, the Company effected a two-for-one stock split. All share and per share information has been adjusted retroactively to give effect to this stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The Company is a direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company's Vice President of Trade Relations in March 1991. The Company's net sales have grown from $3.6 million in fiscal 1996 to $211.7 million in fiscal 2004.

Recent Transactions and Agreements

        International Operations (ClearLab).    On July 24, 2002, the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore.

        The consideration paid by the Company for ClearLab International consisted of approximately $6.6 million in cash (which includes $1.2 million in transaction costs), $8.9 million in assumed building and business loans to be paid over seven years from the acquisition date, $0.7 million in assumed capital lease obligations, a non-interest bearing note payable of $2.1 million to be paid over five years from the acquisition date, 700,000 shares of restricted common stock of the Company, and 270,000 common stock options of the Company in three tranches of 90,000 each with exercise prices of $15, $25 and $35 per share, respectively. The Company obtained a $10 million, five-year term loan from a U.S. bank to provide partial financing for this asset purchase. 1-800 CONTACTS, INC. also executed guarantees for the building and business loans assumed in the transaction.

        On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom. VisionTec has developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material. VisionTec has subsequently been renamed ClearLab UK Ltd ("ClearLab UK"). The Company began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and is currently expanding its production capabilities in the United Kingdom.

        This transaction was accomplished as a purchase of all of the stock of the entity. The consideration paid for ClearLab UK included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company's common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay a per unit royalty on sale of contact lenses to the former shareholders of VisionTec for a period of ten years.

        ClearLab, the Company's international contact lens development, manufacturing and distribution business, includes the operations of ClearLab International and ClearLab UK. Clearlab focuses on the marketing and selling of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing new lens materials and designs. ClearLab recently began to sell frequent replacement lenses in the U.S. through the Company's retail optical partnership. ClearLab will increase its product offerings to the international markets throughout the remainder of fiscal 2005 from its production facilities in Singapore and the U.K. as demand for its product continues to grow.

        Japanese License and Royalty Agreement.    On December 15, 2004 the Company announced that it had signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan's largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

        Under the terms of the agreement, Menicon is licensing from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay license fees of $18 million, of which $5 million was paid in December 2004 upon signing the agreement. The remaining $13 million is expected to be paid over the next three to five years as the Company fulfills its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon's launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. No license revenue was recognized in fiscal 2004. The Company will recognize the license fees as revenue as it fulfills its obligations and the milestones are achieved, which is expected to occur during the next three to five years, beginning in 2005.

        If Menicon has not received regulatory approval within five years, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

        Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology. The royalties are expected to increase over time, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of ClearLab's current equipment, facilities or capacity, and is limited to the Japanese contact lens market.

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

        During fiscal 2004, the Company consolidated the operating facility acquired from Lens 1st into its principal operating facilities in Utah.

        Optical Retail Store Partnership.    The Company recently entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement is to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service. The Company has developed a new brand, "1-800 eyedoctor,' that is being utilized in this partnership. This partnership also allows the Company to realize the benefits of vertical integration through the selling of ClearLab products to consumers.

        Under the agreement, both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, the Company has guaranteed that the retail chain will receive at least $500,000 of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $322,000 per year in inventory from the retail chain's source of supply. The agreement is for one year, with one year renewals at the option of both parties.

        Cole National Marketing Agreement/Doctor Referral Network.    On June 30, 2003, the Company and Cole announced that they had signed an agreement under which the Company's customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of eye care practitioners contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S. During the second quarter of fiscal 2004, the Company and Cole extended this agreement through March 31, 2005. Under this agreement, Cole is offering its network of eye care practitioners to the Company to be used for contact lens exam referrals and the Company retains the contact lens business of customers referred to Cole stores.

        The Company has not yet decided whether or not to renew this agreement. The Company has had discussions with Luxottica Group, who recently acquired Cole, about this agreement as well as discussions with various other parties concerning retail optical and referral agreements. The Company would prefer not to renew the agreement under its current terms. The Company's objective is to enter an agreement or agreements with similar terms as the optical retail store partnership agreement to enable the Company to create a seamless experience nationwide for consumers that includes exams as well as in-store, phone and online service.

        Supplier Agreements.    The Company has agreements with its top three vendors for improved pricing and marketing support. This support comes in the form of cooperative marketing and rebate programs designed to promote the manufacturer's products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

        Johnson & Johnson Vision Care Agreement.    In December 2002, the Company announced that it had reached an agreement with Johnson & Johnson Vision Care to become an authorized retailer of Johnson & Johnson Vision Care contact lenses. The Company modified its operating systems in connection with this agreement. The Company implemented new prescription verification procedures for Johnson & Johnson Vision Care by geographic region based on time zone. The Company began this implementation in February 2003 and completed it in April 2003. These verification procedures were subsequently changed during fiscal 2004 in keeping with the federal regulations and guidelines contained in the FCLCA.

        The Company began buying direct from Johnson & Johnson Vision Care during March 2003. This direct relationship with Johnson & Johnson Vision Care has lowered the Company's product acquisition costs and allowed it to offer rebates and other incentives not previously available to its customers who wear Johnson & Johnson Vision Care lenses. The Company has also been able to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. This agreement also resolved long-standing disputes.

Regulatory Considerations

        The sale and delivery of contact lenses are governed by both Federal and state laws and regulations, including the recently enacted federal Fairness to Contact Lens Consumer Act ("FCLCA"). For more information, see "Government Regulation" under Item 1 of Part I of this Form 10-K.

Results of Operations

        The Company's fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2002 ended December 28, 2002; fiscal 2003 ended January 3, 2004; and fiscal 2004 ended January 1, 2005. Fiscal 2002 and 2003 were 52-week and 53-week years, respectively. Fiscal 2004 is a 52-week year.

        The Company has two operating segments referred to below. The Company's domestic segment is represented by operations within the U.S. and is referred to as "U.S. Retail" by the Company, whereas the Company's international segment is represented by operations in both Singapore and the U.K. and is referred to as "ClearLab" by the Company.

        The following table presents the Company's results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.1	62.4	61.3

Gross profit	29.9	37.6	38.7

Advertising	7.5	10.8	12.8
Legal and professional	2.8	3.4	2.6
Research and development	0.1	2.5	1.4
Purchased in-process research and development	4.6	0.0	0.0
Other operating expenses	14.2	20.1	20.3

Total operating expenses	29.2	36.8	37.1

Income from operations	0.7	0.8	1.6
Other expense, net	(0.8)	(0.6)	(0.3)

Income (loss) before provision for income taxes	(0.1)	0.2	1.3
Provision for income taxes	(2.3)	(1.0)	(1.6)

Net loss	(2.4)%	(0.8)%	(0.3)%

Fiscal Year 2004 Compared to Fiscal Year 2003

        Net sales.    Net sales for fiscal 2004 increased 13% to $211.7 million from $187.3 million for fiscal 2003. U.S. Retail net sales for fiscal 2004 and 2003 were $204.4 million and $181.3 million, respectively. The increase in U.S. Retail net sales is mainly due to increased advertising, an increase in average order size due principally to rebate programs instituted during the year for a majority of its products, an increase in accessory sales and a retail price increase principally on phone orders in the second quarter of fiscal 2004. During the latter part of 2003, the Company reached agreements with its top three suppliers for improved pricing and marketing support. The support began during the first quarter of fiscal 2004 and will continue throughout fiscal 2005 and has come and will continue to come mainly in the form of rebates and cooperative marketing arrangements. U.S. Retail net sales were negatively impacted during fiscal 2004 due to a substantial increase in the number and percentage of orders the Company canceled as a result of the prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement during the period February through April 2003 and the revisions to the Company's prescription verification procedures instituted on February 4, 2004 in compliance with the FCLCA (see "Regulatory Considerations"). The Company's cancellation rate during the fourth quarter of fiscal 2004 decreased several percentage points below the 16% it reported in the third quarter of fiscal 2004. The Company believes the cancellation rate has stabilized and does not anticipate any further significant reduction in fiscal 2005. However, the Company is uncertain of the ultimate long-term impact that these prescription verification procedures required by the FCLCA and the Company's efforts to recover the canceled sales will have on future net sales.

        The Company is continually taking steps to minimize canceled orders, including continued development of a more integrated national retail store network and the continued development of internal procedures to help obtain the necessary prescription information that is required to fulfill an order.

        During the fourth quarter of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. Sales of this lens represented approximately 2.5% of the Company's fiscal 2004 U.S. Retail net sales.

        For fiscal 2005, the Company expects to achieve U.S. Retail net sales in the range of $220 million to $230 million.

        ClearLab net sales for fiscal 2004 and 2003 were $7.3 million and $6.0 million, respectively. The Company expects ClearLab sales to increase significantly during fiscal 2005 as it builds production capacity in order to capitalize on increasing demand.

        Gross profit.    Gross profit as a percentage of net sales increased to 38.7% for fiscal 2004 from 37.6% for fiscal 2003. Gross profit as a percentage of net sales for the Company's U.S. Retail operations increased to 40.2% for fiscal 2004 from 37.6% for fiscal 2003. The majority of the U.S. Retail gross profit improvement in the current year was due to the Company continuing to realize the expected benefits of a decrease in wholesale prices paid for Johnson & Johnson Vision Care products as well as the continued benefits being received from a retail price increase principally on phone orders in the second quarter fiscal 2004. The Company expects its fiscal 2005 U.S. Retail gross profit as a percentage of net sales to be consistent with fiscal 2004.

        During fiscal 2004, the Company recognized a negative gross margin at ClearLab due to the start-up nature of its United Kingdom operations which were acquired during the first quarter of fiscal 2004. The Company expects to record a positive gross margin for ClearLab during fiscal 2005 as ClearLab's sales increase.

        Advertising.    Advertising expense for fiscal 2004 increased $7.0 million, or 34.5%, from fiscal 2003. As a percentage of net sales, advertising expense increased to 12.8% for fiscal 2004 from 10.8% for fiscal 2003. The Company plans to spend about $23 million to $25 million on advertising during fiscal 2005, including nearly $6.5 million in the first quarter of fiscal 2005. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels. The Company's experience has been advertising expenditures have a direct impact on the net sales not only in the current period but also in future periods.

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

        Legal and professional.    Legal and professional fees for fiscal 2004 decreased $0.8 million, or 11.9%, from fiscal 2003. As a percentage of net sales, legal and professional fees decreased to 2.6% for fiscal 2004 from 3.4% for fiscal 2003. During the current fiscal year, the Company incurred legal and professional fees for Sarbanes-Oxley compliance, regulatory efforts, continued compliance with federal rules and regulations, as well as other initiatives. In the prior fiscal year the Company invested heavily in its legal efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry. These efforts decreased during the latter part of fiscal 2004 as the FCLCA became effective February 4, 2004, however, the Company invested considerable effort during the first fiscal quarter of 2004 preparing comments for the Federal Trade Commission relating to final rules associated with the FCLCA. Legal and professional fees are subject to change as circumstances warrant.

        The Company will continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry, including the implementation and enforcement of the FCLCA.

        Research and development.    Research and development expenses for fiscal 2004 decreased $1.6 million to $3.0 million from $4.6 million in fiscal 2003. During fiscal 2004, these expenses were principally to fund research and development efforts for ClearLab's operations. The Company's U.S. Retail operations expensed $0.5 million during the first fiscal quarter of 2004 for research and development activities performed by VisionTec prior to the Company's acquisition of the entity on February 24, 2004. During fiscal 2003, the expense related to the Company's U.S. Retail operations funding of research and development activities performed by VisionTec prior to the Company's acquisition of the entity.

        Fiscal 2005 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab's product offering and developing its intellectual property.

        Other operating expenses.    Other operating expenses for fiscal 2004 increased $5.1 million, or 13.6%, from fiscal 2003. As a percentage of net sales, other operating expenses increased to 20.3% for fiscal 2004 from 20.1% for fiscal 2003. Other operating expenses for the Company's U.S. Retail operations increased $3.9 million to $38.0 million. A majority of this increase related to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA. The Company also incurred approximately $0.2 million in costs related to the consolidation of the operations of Lens 1st from Michigan to Utah, $0.1 million for recruiting costs relating to key information technology and marketing positions and an additional $0.3 million for severance and other employee costs related to the elimination of one senior operating position. ClearLab accounted for about $1.2 million of the fiscal 2004 consolidated increase. A majority of ClearLab's increase related to the purchase of ClearLab UK and the enhancement of its operating infrastructure and scale up of its manufacturing capabilities.

        The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

        Other expense, net.    Other expense, net for fiscal 2004 decreased $0.4 million to $0.7 million for fiscal 2004. For fiscal 2003 and 2004, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisitions of ClearLab International and ClearLab UK, offset by foreign exchange transaction gains. Interest expense for fiscal 2004 increased $0.3 million to $1.6 million compared to $1.3 million in fiscal 2003. The Company recorded foreign exchange transaction gains of approximately $0.2 million and $0.9 million for fiscal years 2003 and 2004, respectively. These exchange gains related primarily to intercompany loans to ClearLab.

        Income taxes.    The Company is taxed in three separate jurisdictions—U.S., Singapore and the United Kingdom. The Company's effective U.S. income tax rate for fiscal 2004 was 38.7% compared to 54.6% for fiscal 2003. The decrease in the effective income tax rate primarily results from the decrease in permanent nondeductible expenses; including those relating to the Company's lobbying efforts. During fiscal 2004, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore. The Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore. The Company recorded a current tax provision in Singapore due to Japanese withholding tax on license payments that are taxable in Singapore. The foreign tax credit for this

Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction. For fiscal 2004, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of 25.4% The Company did not provide a valuation allowance for the deferred income tax assets in the United Kingdom because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during fiscal 2004, which operating loss can be carried forward indefinitely. The Company's effective income tax rates may change as facts and circumstances change. The Company anticipates that its fiscal 2005 effective income tax rate for the U.S. will be consistent with the fiscal 2004 rate and the effective income tax rate for the for the United Kingdom will approximate the statutory rate of 30%.

Fiscal Year 2003 Compared to Fiscal Year 2002

        Net sales.    Net sales for fiscal 2003 increased 11% to $187.3 million from $168.6 million for fiscal 2002. U.S. Retail net sales for fiscal 2003 and 2002 were $181.3 million and $166.5 million, respectively. The increase in net sales is mainly due to the acquisition of Lens Express and Lens 1st on January 30, 2003, although the Company has realized fewer incremental sales from customers of these operations than it had originally expected. ClearLab International net sales for fiscal 2003 and 2002 (for the period subsequent to the acquisition date of July 24, 2002) were $6.0 million and $2.1 million, respectively.

        Also, the increase in net sales is partially due to an increase in advertising. During the latter part of 2003, the Company also reached agreements with its top three suppliers for improved pricing and marketing support.

        Net sales for fiscal 2003 were negatively impacted by canceled orders due to prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement and in response to changes in some state laws. The Company has taken steps to minimize these canceled orders, including continued development of a doctor network through the Cole agreement and the establishment of a doctor network department to help obtain the necessary prescription information that is required to complete an order. During fiscal 2003, the Company's order cancellation rate increased an estimated ten percentage points from the Company's order cancellation rate in fiscal 2002, due mainly to these verification procedures. Subsequent to the FCLCA taking effect on February 4, 2004, the Company's cancellation rate has increased from the rate which occurred during fiscal 2003 as the Company has extended its verification procedures used in response to the Johnson & Johnson Vision Care agreement and certain state laws nationally. The Company is successfully recovering a portion of these cancelled orders through the implementation of the above noted order recovery procedures.

        On August 1, 2003, the Company lowered its retail prices to its customers on Johnson & Johnson Vision Care products. The Company had increased its retail prices on select Johnson & Johnson Vision Care products during December 2001. During fiscal 2003, Johnson & Johnson Vision Care products accounted for approximately 40% of the Company's net sales.

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

        Other operating expenses.    Other operating expenses for fiscal 2003 increased $13.7 million, or 57.6%, from fiscal 2002. As a percentage of net sales, other operating expenses increased to 20.1% for fiscal 2003 from 14.2% for fiscal 2002. ClearLab International accounted for about $2.7 million of the fiscal 2003 increase. ClearLab International's results include non-cash compensation expense of approximately $0.7 million relating to the grant of shares of 1-800 CONTACTS' common stock owned by ClearLab International's chief technology officer to key employees of ClearLab International. The Company also incurred approximately $0.3 million in integration costs related to the acquisition of Lens Express and Lens 1st, approximately $1.8 million in incremental amortization related to the acquired Lens Express and Lens 1st customer database definite-lived intangible assets and $1.7 million relating to ongoing operations of facilities acquired from Lens 1st. The Company's employee costs for its U.S. operations increased by approximately $4.9 million due to increasing sales and the enhancement of its management and administrative team to meet the current and future demands of the business. Included in this increase was approximately $0.2 million related to a former executive officer's severance agreement and approximately $0.3 in recruiting expenses due to executive management searches.

        Other expense, net.    For fiscal 2003 and 2002, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisition of ClearLab International. In addition, during fiscal 2003, the Company recorded a foreign exchange gain, relating primarily to an intercompany loan to ClearLab International of approximately $223,000 compared to a $2,000 foreign exchange loss during fiscal 2002.

        Income taxes.    For fiscal 2003, the Company recorded an effective income tax rate (excluding ClearLab International) of 55% compared to 42% for fiscal 2002. The increase in the effective income tax rate results from the increase in nondeductible expenses, including those relating to the Company's lobbying efforts, in relation to the pre tax income. ClearLab International is taxed separately in its tax jurisdiction of Singapore. During fiscal 2003, the Company did not record a tax benefit for the loss from ClearLab International's operations due to the uncertainty with respect to the realization of a tax benefit in Singapore. As of fiscal 2003, the Company provided a valuation allowance for the full amount of the deferred income tax assets in Singapore. During fiscal 2003, the Company, through ClearLab International, applied for a pioneer tax certificate.

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings. The Company's principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock. The Company anticipates that, with the exception of repurchases of common stock, these uses will continue to be the principal demands on its cash in the future. As of January 1, 2005, the Company had net working capital of approximately $10.0 million, compared to $12.2 million as of January 3, 2004.

        The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through the credit facility, will be sufficient to support planned operations through the foreseeable future. Should the Company's plans or expectations change, the Company may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition, liquidity and results of operations.

        As a result of regulatory requirements, the Company's liquidity, capital resources and results of operations may be negatively impacted in the future if the Company incurs increased costs (including legal fees) or fines, is prohibited from selling its products or experiences losses of a substantial portion of the Company's customers for whom the Company is unable to obtain or verify a prescription due to the requirements of the FCLCA.

        Acquisition of VisionTec (ClearLab UK)—During fiscal 2003, the Company paid $3.9 million for research and development activities performed by ClearLab UK on the Company's behalf and an additional $0.5 million in January 2004. On February 24, 2004, the Company acquired all of the stock of ClearLab UK. The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company's common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay a per unit royalty to the former shareholders of VisionTec for a period of ten years. The Company financed the cash portion of this acquisition with its revolving credit facility from its U.S. bank.

        ClearLab UK shipped its first product in the first quarter of fiscal 2004 and continued to expand its manufacturing capabilities during the balance of fiscal 2004.

  Renewed Loan Agreement

        Effective February 27, 2004 and modified on June 25, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on June 1, 2004 and on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company's book value of inventory. As of January 1, 2005, the Company was not subject to this restriction and could borrow up to $26.8 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender's prime interest rate plus a margin or the lender's LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company's maximum leverage ratio. As of January 1, 2005 the prime rate margin is 0.75 percent and the LIBOR rate margin is 2.75 percent. Interest is payable monthly. As of January 1, 2005, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were $14.4 million. Of this amount, $9.0 million bore interest at the lender's LIBOR rate plus 2.75 percent (5.16% at January 1, 2005) and the remaining $5.4 million bore interest at the lender's prime rate plus .75 percent (6.00% at January 1, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company's maximum leverage ratio. As of January 1, 2005 the Company was in compliance with all applicable covenants.

        All outstanding balances on this credit facility are secured by substantially all of the Company's U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and

65 percent ownership interests in foreign subsidiaries directly owned by the Company. The new loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement. The new loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a "Permitted Acquisition Basket," as defined in the agreement. The agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company's or its subsidiaries' condition.

        Contractual Obligations and Commitments—The following table summarizes our contractual obligations and commitments as of January 1, 2005, except as noted (in thousands):

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Revolving credit facility	$14,404	$—	$14,404	$—	$—
Term loan payable (ClearLab)(5)	5,199	1,500	3,699	—	—
Note payable (ClearLab)(1)	4,470	—	—	4,470	—
Related party note payable(1)(5)	1,222	458	764	—	—
Capital leases(5)	157	49	78	30	—
Operating leases	10,340	1,776	2,730	2,359	3,475
Employment agreement (ClearLab)(2)	355	135	220	—	—
Advertising purchase commitments	14,570	14,570	—	—	—
Service provider commitments	665	454	211	—	—
Production equipment commitments (Clearlab)	1,568	1,568	—	—	—
Inventory purchase commitments	322	322	—	—	—
Commission payable (ClearLab)(4)	611	611	—	—	—
Minimum guarantee associated with retail optical store partnership(3)	500	500
Other	31	15	16	—	—

Total	$54,414	$21,958	$22,122	$6,859	$3,475

(1)
Certain of these debt instruments carry an interest rate that management believes is below market value and the Company has recorded discounts against these debt instruments. The amounts shown do not reflect discounts in the amount of approximately $270,000 as of January 1, 2005.

(2)
In connection with the acquisition of ClearLab International (see Note 4), the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD$1,125,000 (USD$687,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of January 1, 2005, the Company has paid approximately SGD$544,000 (USD $332,000) of this obligation.

(3)
The Company recently entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the Company has guaranteed to pay the greater of an annual minimum fee or a fee based on a certain percentage of contact lens earnings, as defined in the agreement.

(4)
In the event the Company, in its sole discretion, decides to exploit certain technologies of ClearLab, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement to the chief technology officer of ClearLab International. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$611,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested common stock options of the 270,000 stock options issued under this agreement. As of January 1, 2005, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

(5)
These amounts include contractual interest payments during the term of the debt instruments.

        As of January 1, 2005, the Company did not have any off balance sheet arrangements or other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

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

Cash Flow Information

        Cash flows from operating activities.    For fiscal 2004 and 2003, net cash provided by operating activities was approximately $13.3 million and $18.6 million, respectively. In fiscal 2004, cash was provided primarily by a decrease in inventories and increases in accounts payables, accrued liabilities and unearned revenue, partially offset by an increase in other assets. During the fourth quarter of fiscal 2004 the Company received a $5 million payment upon the signing of a Japanese license agreement. This amount was recorded as unearned revenue and will be recognized upon completion of certain milestones, beginning in fiscal 2005. In fiscal 2003, cash was provided primarily by a decrease in inventories partially offset by a decrease in accounts payable and the increase in other assets. Historically, the Company has maintained higher levels of inventory in its U.S. Retail operations to ensure a sufficient supply of products than would be required if the Company were able to purchase directly from all contact lens manufacturers. The Company expects ClearLab inventory to increase during fiscal 2005 to service increases in sales to international markets, and as it completes the development of new contact lens products.

        Cash flows from investing activities.    The Company used approximately $17.5 million and $10.1 million for investing activities in fiscal 2004 and 2003, respectively. In fiscal 2004, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of ClearLab UK. In fiscal 2003, the Company paid approximately $7.0 million in cash (including $0.5 million in transaction costs) in connection with the acquisition of Lens1st/Lens Express.

        Capital expenditures for infrastructure improvements for fiscal 2004 and 2003 were approximately $8.4 million and $2.8 million, respectively. Approximately $2.9 million of the fiscal 2004 increase related to the U.S. Retail operations. A majority of this amount related to the expansion and renovation of the Company's leased space used for its management and call center operations. Of the fiscal 2004 amount, approximately $5.5 million funded the expansion of operations and production capacity at ClearLab's facilities. The Company anticipates additional capital expenditures in fiscal 2005 for enhancements of operating facilities, telecommunications systems, management information systems and to increase production capacity at its manufacturing facilities in order to handle future operations. Of the fiscal 2003 amount, approximately $1.6 million related to ClearLab.

        During fiscal 2004 and 2003, the Company also acquired intangible assets for approximately $4.4 million and $0.1 million, respectively. A majority of the fiscal 2004 purchases relate to obtaining the rights to use various phone numbers and Internet addresses.

        Cash flows from financing activities.    During fiscal 2004 and 2003, net cash provided by (used in) financing activities was approximately $6.3 million and ($7.8 million), respectively. During fiscal 2004, the Company had net borrowings on its credit facility of approximately $14.4 million primarily to fund the acquisition of ClearLab UK and fund the operations and development of the infrastructure of its international operations. The Company made principal payments on debt obligations and capital lease obligations of approximately $9.0 million and incurred approximately $0.2 million in debt issuance costs. The Company also received a governmental regional development grant in the United Kingdom of approximately $0.9 million. This grant was designed to assist in employment creation while the amount of the grant is based on ClearLab UK capital expenditures. These amounts were partially offset by proceeds of $0.3 million from the exercise of common stock options. During fiscal 2003, the Company had net repayments on its credit facility of approximately $5.8 million and made principal payments on debt obligations and capital lease obligations of approximately $2.9 million, which were partially offset by proceeds of $0.9 million from the exercise of common stock options.

Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock. A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of January 1, 2005. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through January 1, 2005, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. No shares were repurchased by the Company during fiscal 2004 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006. The repurchased shares were retained as treasury stock. As of January 1, 2005, no shares remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third fiscal quarter 2005, beginning July 5, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

        In December 2004, the FASB issued FASB Staff Position No.109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 was effective immediately, however, the Company does not expect to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within the first two quarters of fiscal 2005.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact of SFAS 151.

Seasonality

        The Company does not believe that seasonality has had a material effect on its operations. However, historical sales have been higher in the second and third quarters and lower in the first and fourth quarters. Additionally, as contact lenses are a discretionary purchase, sales typically decline during the fourth quarter holiday season. The Company has typically planned its advertising campaigns to reflect decreased advertising spending in the fourth quarter.

Inflation

        The Company does not believe that inflation has had a material effect on its operations.

Critical Accounting Policies

        Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances); realizability of inventories; realizability of deferred income tax assets; accounting for business combinations including assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies. A description of the Company's significant accounting policies is included in the notes to the consolidated financial statements. Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date. Actual results may differ from these estimates.

        Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates. The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends. To the extent actual rebates, returns and allowances vary from historical experience, revisions to the allowances may be required. ClearLab net sales consist of product sales less a provision for sales returns and allowances. The Company provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends.

        In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates. The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

        The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, the Company performs an impairment test related to goodwill at least annually. An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset. An impairment analysis of goodwill requires the use of a fair-value based analysis. All of the goodwill and a significant portion of the other long-lived assets were generated from the Company's recent acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company's results of operations and financial position.

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

        The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable. The Company is involved in several legal and regulatory matters. The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on its financial position, liquidity or results of operations. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's financial position, liquidity or results of operations.

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

  •
  It is possible that the FDA could consider certain of the contact lenses the Company sells to be misbranded or adulterated;

  •
  The Company, through a wholly owned subsidiary, is registered as a initial distributor/importer with the FDA. The Company's failure to comply with certain regulatory responsibilities and requirements could result in enforcement by the FDA;

  •
  The Company currently purchases a portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

  •
  The Company obtains a large percentage of its inventory from a limited number of suppliers, with a single manufacturer accounting for 35%, 23% and 44% of the Company's inventory purchases in fiscal 2002, 2003 and 2004, respectively. In addition, the Company's top three suppliers accounted for 63 percent, 59 percent and 83 percent of the Company's inventory purchased in fiscal 2002, 2003 and 2004, respectively;

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

  •
  The Company may not be able to develop and manufacture viable, high quality contact lenses for sale to consumers that meets all federal regulatory requirements;

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

  •
  The Company may incur unforeseen costs or not realize all of the anticipated benefits from its relationships with Johnson & Johnson Vision Care, CIBA Vision, Cole and Menicon;

  •
  The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable;

  •
  The Company may incur an increase in order cancellations due to the prescription verification requirements of the Fairness to Contact Lens Consumers Act;

  •
  The Company may not be able to complete its milestones and obligations in a timely manner under the Japanese license agreement; and

  •
  The Company may not receive the amount of license fees and royalties that it presently anticipates under the Japanese license agreement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.    As of January 1, 2005, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility and U.S. bank term loan bear interest at a variable rate based on the U.S. prime rate or LIBOR. The Company's outstanding borrowings on the credit facility, including bank overdrafts, were approximately $14.4 million as of January 1, 2005. The remainder of the Company's interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate. As of January 1, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $9.0 million. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

        Foreign Currency Risk.    The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations. The functional currency of the Company's Singapore operations is the Singapore dollar. The Company has debt and other long-term obligations of approximately $10.2 million that are denominated in Singapore dollars and mature over the next six years. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2004, the Company recorded a foreign currency transaction gain of approximately $595,000 on the intercompany balances and transactions between the U.S. and Singapore operations. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. The exchange rate between the U.S. dollar and the Singapore dollar has fluctuated approximately 4.6 percent (weakening of the U.S. dollar) from January 3, 2004 (previous fiscal year end), through March 8, 2005. From the date of the ClearLab International acquisition, July 24, 2002, through March 8, 2005 the exchange rate has fluctuated approximately 7.4 percent (weakening of the U.S. dollar). If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.6 million dollar foreign currency loss on the intercompany balances that exist as of January 1, 2005.

        The functional currency of the Company's United Kingdom operations is the British pound. Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2004, the Company recorded a foreign currency transaction gain of approximately $273,000 on the intercompany balances and transactions between the U.S. and United Kingdom operations. From the date of the ClearLab UK acquisition, February 24, 2004, through March 8, 2005, the exchange rate has fluctuated approximately 2.5 percent (weakening of the U.S. dollar). If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $0.7 million dollar foreign currency loss on the intercompany balances that exist as of January 1, 2005.

        The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 8.    Financial Statements and Supplementary Data.

        The audited financial statements required by Item 8 are set forth on pages F-1 through F-36 of this Form 10-K.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year ended January 3, 2004:
Net sales	$46,662	$46,354	$48,400	$45,887
Gross profit	16,102	17,774	18,912	17,642
Net income (loss)	(488)	560	(628)	(882)
Basic and diluted net income (loss) per common share	(0.04)	0.04	(0.05)	(0.07)
Fiscal Year ended January 1, 2005:
Net sales	$50,849	$49,971	$56,893	$53,965
Gross profit	19,296	19,273	22,004	21,363
Net income (loss)	(2,206)	(1,148)	1,353	1,385
Basic and diluted net income (loss) per common share	(0.17)	(0.09)	0.10	0.10

        Net income (loss) per common share is computed independently for each of the quarters listed. Therefore, the sum of the quarterly net income (loss) per common share may not equal the total computed for the year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a) Evaluation of disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

        Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. The Company's management has concluded that, as of January 1, 2005, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's assessment of its internal control over financial reporting, which is included herein.

        Scope of Management's Evaluation and Report on Internal Control over Financial Reporting.    For purposes of evaluating the internal controls over financial reporting, management determined that the internal control over financial reporting of ClearLab UK would be excluded from the 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.

        On February 24, 2004, the Company acquired VisionTec (subsequently renamed ClearLab UK), a developer and manufacturer of daily contact lenses based in the United Kingdom. In 2004, ClearLab UK contributed less than 1% of the Company's consolidated net sales. At January 1, 2005, ClearLab UK's assets represented approximately 15% of the Company's consolidated assets. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for ClearLab UK due to the proximity of its acquisition date through the Company's fiscal year-end date of January 1, 2005. Due to the start-up nature of ClearLab UK, from the date of acquisition to the evaluation date, the entity has been upgrading systems, enhancing infrastructure and increasing its staff.

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

        The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Proposal No. 1—Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        The Company has a written code of ethics that applies to all of its employees, including its Directors, Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics was distributed to all employees and is included as Exhibit 14.1 to this report.

        The Company's business and affairs are overseen by its board of directors pursuant to the Delaware General Corporation Law and its By-Laws. The board of directors has three standing committees: Audit, Compensation, and Governance and Nominating.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference. Information with respect to equity compensation plans is set forth in the Proxy Statement under the heading "Equity Compensation Plans" which information is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services.

        Information with respect to principal accountant fees and services is set forth in the Proxy Statement under the headings "Principal Accountant Fees and Services", which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   The following documents are filed as a part of this report:

  1.
  Financial Statements. The following financial statements of the Company and the reports of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-36:

      Reports of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of January 3, 2004 and January 1, 2005

      Consolidated Statements of Operations for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005

      Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005

      Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005

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

Exhibit No.	Exhibit
2.1	Asset Purchase Agreement, dated May 4, 2002.(8)
2.2	Asset Purchase Agreement, dated January 30, 2003.(9)
3.1(i)	Restated Certificate of Incorporation of the Company.(1)
3.1(ii)	Restated By-Laws of the Company.(1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share.(2)
4.2	Registration Rights Agreement, dated January 30, 2003.(11)
10.1	Employment Agreement between the Company and Jonathan C. Coon.(6)*
10.2	Employment Agreement between the Company and John F. Nichols.(6)*
10.3	Employment Agreement between the Company and Robert G. Hunter.(6)*
10.4	Employment Agreement between the Company and R. Joe Zeidner.(11)*
10.5	Employment Agreement between the Company and John Murray.*
10.6	Employment Agreement between the Company and Brian Bethers.(12)*
10.7	Employment Agreement between the Company and Graham Mullis.(13)*
10.8	Employment Agreement between the Company and Steve Newman.(13)*
10.9	Employment Agreement between the Company and Kevin K. McCallum.(5)*
10.10	Indemnification Agreement between the Company and its officers and directors.(2)
10.11	1-800 CONTACTS, INC. Amended and Restated 1998 Incentive Stock Option Plan.(7)*
10.12	1-800 CONTACTS, INC. 2004 Stock Incentive Plan.(14)*
10.13	Stock Option Agreement.(2)*
10.14	Stock Grant Agreement.*

10.15	Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002.(8)
10.16	Restated Loan Agreement between the Company and Zions First National Bank, dated February 27, 2004.(13)
10.17	Lease between the Company and Draper Land Limited Partnership No. 2, dated November 3, 1997, with respect to the Company's call center.(2)
10.18	First Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated May 25, 1998, with respect to the Company's call center.(3)
10.19	Second Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated August 6, 1998, with respect to the Company's call center.(3)
10.20	Third Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.(5)
10.21	Fourth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.(5)
10.22	Fifth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.(5)
10.23	Sixth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company's call center.(5)
10.24	Seventh Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated March 31, 2003.(11)
10.25	Eighth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2.(12)
10.26	Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company's distribution center.(3)
10.27	First Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated October 9, 2000, with respect to the Company's distribution center.(5)
10.28	Second Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated March 1, 2002, with respect to the Company's distribution center.(4)
14.1	Code of Ethics.(13)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (Commission File No. 0-23633).

(5)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 (Commission File No. 0-23633).

(6)
Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 0-23633).

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 0-23633).

(8)
Incorporated by reference to the Company's Current Report on Form 8-K filed August 8, 2002 (Commission File No. 0-23633).

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 14, 2003 (Commission File No. 0-23633).

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (Commission File No. 0-23633).

(11)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 0-23633).

(12)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 (Commission File No. 0-23633).

(13)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 3, 2004 (Commission File No. 0-23633).

(14)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on April 26, 2004 (Commission File No. 0-23633).

*
Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.

1-800 CONTACTS, INC.
By:	/s/ JONATHAN C. COON
Name:	Jonathan C. Coon
Title:	Chief Executive Officer
By:	/s/ BRIAN W. BETHERS
Name:	Brian W. Bethers
Title:	President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 17, 2005.

Signature	Capacity

/s/ JONATHAN C. COON Jonathan C. Coon	Chief Executive Officer and Director (principal executive officer)
/s/ BRIAN W. BETHERS Brian W. Bethers	President and Chief Financial Officer (principal financial officer)
/s/ AARON J. MEYER Aaron J. Meyer	Corporate Controller (principal accounting officer)
/s/ JOHN F. NICHOLS John F. Nichols	Director
/s/ STEPHEN A. YACKTMAN Stephen A. Yacktman	Director
/s/ E. DEAN BUTLER E. Dean Butler	Director
/s/ JASON S. SUBOTKY Jason S. Subotky	Director
/s/ BRADLEY T. KNIGHT Brad Knight	Director
/s/ GARTH T. VINCENT Garth T. Vincent	Director
/s/ THOMAS HALE BOGGS, JR. Thomas Hale Boggs, Jr.	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 3, 2004 and January 1, 2005
Consolidated Statements of Operations for the fiscal years ended December 28, 2002, January 3, 2004, and January 1, 2005
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, January 3, 2004, and January 1, 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
1-800 CONTACTS, INC.:

        We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of January 3, 2004 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800 CONTACTS, INC. and subsidiaries as of January 3, 2004 and January 1, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800 CONTACTS, INC. and subsidiaries' internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah March 15, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
1-800 CONTACTS, INC.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that 1-800 CONTACTS, INC. and subsidiaries (1-800 CONTACTS) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 1-800 CONTACTS' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that 1-800 CONTACTS maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, 1-800 CONTACTS maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        1-800 CONTACTS acquired VisionTec (subsequently named ClearLab UK) during fiscal 2004, and management excluded from its assessment of the effectiveness of 1-800 CONTACTS' internal control over financial reporting as of January 1, 2005, ClearLab UK's internal control over financial reporting associated with total assets of approximately $16.1 million and total revenues of approximately $0.9 million included in the consolidated financial statements of 1-800 CONTACTS as of and for the year ended January 1, 2005. Our audit of internal control over financial reporting of 1-800 CONTACTS also excluded an evaluation of the internal control over financial reporting of ClearLab UK.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of January 3, 2004 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 1, 2005, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah March 15, 2005

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	January 3, 2004	January 1, 2005
CURRENT ASSETS:
Cash	$1,075	$3,105
Accounts receivable, net	944	3,178
Other receivables	659	2,398
Inventories, net	24,127	22,206
Prepaid income taxes	797	—
Deferred income taxes	548	1,328
Other current assets	1,093	1,546

Total current assets	29,243	33,761

PROPERTY, PLANT AND EQUIPMENT:
Office, computer and other equipment	7,591	7,997
Manufacturing equipment	3,219	11,680
Manufacturing facility	7,045	7,329
Leasehold improvements	2,179	4,217

	20,034	31,223
Less—accumulated depreciation and amortization	(6,851)	(10,605)

Net property, plant and equipment	13,183	20,618

OTHER ASSETS:
Deferred income taxes	710	720
Goodwill	33,853	34,320
Definite-lived intangibles, net	9,207	17,897
Other	735	1,669

Total other assets	44,505	54,606
Total assets	$86,931	$108,985

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except per share amount)

	January 3, 2004	January 1, 2005
CURRENT LIABILITIES:
Current portion of long-term debt	$3,381	$1,632
Current portion of capital lease obligations	191	47
Acquisition payable	150	—
Income taxes payable	—	1,560
Accounts payable	8,558	9,762
Accrued liabilities	4,474	7,303
Unearned revenue	223	3,500

Total current liabilities	16,977	23,804

LONG-TERM LIABILITIES:
Line of credit	—	14,404
Long-term debt, net of current portion	14,683	8,170
Capital lease obligations, net of current portion	64	98
Deferred income tax liabilities	—	1,458
Unearned revenue, net of current portion	—	1,667
Other long-term liabilities	—	880

Total long-term liabilities	14,747	26,677

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4 and 5)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 20,000 shares authorized, 13,113 and 13,299 shares issued, respectively	131	133
Additional paid-in capital	42,346	45,958
Retained earnings	12,834	12,218
Accumulated other comprehensive income (loss)	(104)	195

Total stockholders' equity	55,207	58,504

Total liabilities and stockholders' equity	$86,931	$108,985

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
NET SALES	$168,580	$187,303	$211,678
COST OF GOODS SOLD	118,181	116,873	129,742

Gross profit	50,399	70,430	81,936

OPERATING EXPENSES:
Advertising	12,642	20,191	27,161
Legal and professional	4,738	6,352	5,596
Research and development	247	4,625	2,977
Purchased in-process research and development	7,789	—	83
Other operating	23,870	37,615	42,718

Total operating expenses	49,286	68,783	78,535

INCOME FROM OPERATIONS	1,113	1,647	3,401

OTHER INCOME (EXPENSE):
Interest expense	(1,128)	(1,276)	(1,573)
Foreign currency transaction gain	2	223	868
Other, net	(60)	(114)	(14)

Total other, net	(1,186)	(1,167)	(719)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(73)	480	2,682
PROVISION FOR INCOME TAXES	(3,931)	(1,918)	(3,298)

NET LOSS	$(4,004)	$(1,438)	$(616)

PER SHARE INFORMATION:
Basic and diluted net loss per common share	$(0.35)	$(0.11)	$(0.05)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
BALANCE, December 29, 2001	12,861	$129	$23,998	$18,276	(1,285)	$(18,649)	$(1)	$23,753
Purchase of treasury shares	—	—	—	—	(200)	(2,213)	—	(2,213)
Exercise of common stock options	—	—	(38)	—	12	123	—	85
Stock options granted to consultant	—	—	14	—	—	—	—	14
Income tax benefit from common stock options exercised	—	—	39	—	—	—	—	39
Net loss	—	—	—	(4,004)	—	—	—	(4,004)	$(4,004)
Foreign currency translation adjustments	—	—	—	—	—	—	(77)	(77)	(77)

Comprehensive loss									$(4,081)

BALANCE, December 28, 2002	12,861	129	24,013	14,272	(1,473)	(20,739)	(78)	17,597
Exercise of common stock options	125	1	860	—	—	2	—	863
Stock issued for acquisition of Lens 1st/Lens Express	127	1	8,035	—	773	11,823	—	19,859
Income tax benefit from common stock options exercised	—	—	628	—	—	—	—	628
Release of Escrow Shares	—	—	8,066	—	700	8,914	—	16,980
Release of Escrow Shares Stock Gifts	—	—	744					744
Net loss	—	—	—	(1,438)	—	—	—	(1,438)	$(1,438)
Foreign currency translation adjustments	—	—	—	—	—	—	(26)	(26)	(26)

Comprehensive loss									$(1,464)

BALANCE, January 3, 2004	13,113	131	42,346	12,834	—	—	(104)	55,207
Exercise of common stock options	31	—	282	—	—	—	—	282
Stock issued for acquisition of VisionTec	155	2	3,198	—	—	—	—	3,200
Income tax benefit from common stock options exercised	—	—	123	—	—	—	—	123
Restricted stock grant	—	—	9	—	—	—	—	9
Net loss	—	—	—	(616)	—	—	—	(616)	$(616)
Foreign currency translation adjustments	—	—	—	—	—	—	299	299	299

Comprehensive loss									$(317)

BALANCE, January 1, 2005	13,299	$133	$45,958	$12,218	—	$—	$195	$58,504

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,004)	$(1,438)	$(616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,587	6,377	7,922
Amortization of debt issuance costs and discounts	83	217	296
Foreign currency exchange gain	(2)	(223)	(868)
Stock-based compensation	14	744	9
Purchased in-process research and development	7,789	—	83
Loss on sale of property and equipment	10	7	111
Deferred income taxes, net of effects of acquisition	303	(137)	(1,794)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(646)	(95)	(1,221)
Inventories, net	6,527	16,456	2,522
Other current assets	(34)	(810)	(2,944)
Income taxes payable / prepaid income taxes	(870)	600	2,358
Accounts payable	(1,660)	(3,633)	102
Accrued liabilities	(571)	759	2,429
Unearned revenue	(18)	(180)	4,902

Net cash provided by operating activities	9,508	18,644	13,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,076)	(2,828)	(8,406)
Proceeds from sale of property and equipment	16	33	3
Purchase of definite-lived intangible assets	(472)	(135)	(4,408)
Cash paid for acquisition of ClearLab	(6,589)	—	—
Notes receivable related to acquisition of ClearLab	(550)	—	—
Cash paid for acquisition of Lens 1st/Lens Express	—	(7,012)	—
Cash paid for acquisition of VisionTec	—	—	(3,776)
Proceeds from settlement of notes receivable	250	—	—
Deposits and other	(107)	(171)	(908)

Net cash used in investing activities	(9,528)	(10,113)	(17,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(2,213)	—	—
Proceeds from exercise of common stock options	85	863	282
Net borrowings (repayments) on line of credit	(6,756)	(5,769)	14,404
Principal payments on capital lease obligations	(190)	(370)	(249)
Debt issuance costs	(156)	—	(207)
Proceeds from issuance of long-term debt	10,000	—	—
Principal payments on long-term debt	(464)	(2,483)	(8,775)
Proceeds from international government grant	—	—	873

Net cash provided by (used in) financing activities	306	(7,759)	6,328

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(63)	44	(94)

NET INCREASE IN CASH	223	816	2,030
CASH AT BEGINNING OF YEAR	36	259	1,075

CASH AT END OF YEAR	$259	$1,075	$3,105

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,042	$1,073	$1,336
Cash paid for income taxes	4,499	1,455	2,360

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        During 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.). The purchase consideration included cash of $3,776 and common stock with a fair value of $3,200 (see Note 4).

        During fiscal 2003, the Company purchased certain assets and assumed certain liabilities of Lens Express and Lens 1st. The purchase consideration included cash of $7,012, common stock with a fair value of $19,859 and assumed operating liabilities of $4,099 (see Note 4).

        During fiscal 2003, the performance guarantee was met relating to 700 shares of the Company's restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab. The Company recorded additional purchase consideration of approximately $16,980 for these shares. The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date (see Note 4).

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

1-800 CONTACTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

        1-800 CONTACTS, INC. (the "Company") is a direct marketer of replacement contact lenses based in the U.S. and also conducts contact lens manufacturing, development, and distribution operations in Singapore and the United Kingdom. The Company's U.S. operations sell contact lenses primarily through its toll-free telephone number and the Internet. The Company sells most of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, CooperVision and Ocular Sciences (recently acquired by CooperVision).

        ClearLab is the Company's international contact lens development, manufacturing and distribution business, focusing on the marketing and selling of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers. ClearLab recently began to sell frequent replacement lenses in the U.S. through the Company's retail optical partnership.

        ClearLab has operation facilities in Singapore and the United Kingdom. The Singapore facility was acquired on July 24, 2002, when the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore. ClearLab expanded it manufacturing capabilities on February 24, 2004 when the Company acquired VisionTec (subsequently renamed ClearLab UK), a developer and manufacturer of daily contact lenses based in the United Kingdom that has developed a method for low cost, high quality production of daily disposable contact lenses.

        The Company has two operating segments. The Company's domestic segment is represented by operations within the United States and is referred to as "U.S. Retail" by the Company, whereas the Company's international segment is represented by operations in both Singapore and the United Kingdom and is referred to as "ClearLab" by the Company.

Sources of Supply

        Until recently, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so. As a result, the Company historically purchased a substantial portion of its products from unauthorized distributors. Currently, the Company purchases the majority of its products directly from the manufacturers with the exception of all Ocular Science products and a specific product from CooperVision.

        Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 35 percent, 23 percent and 44 percent of its contact lens purchases in fiscal 2002, 2003 and 2004, respectively. The Company's top three suppliers accounted for approximately 63 percent, 59 percent and 83 percent of the Company's inventory purchases in fiscal 2002, 2003 and 2004, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        The Company's fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31. Fiscal 2002 ended December 28, 2002; fiscal 2003 ended January 3, 2004; and fiscal 2004 ended January 1, 2005. Fiscal 2002 and Fiscal 2003 were 52-week years and 53-week years, respectively. Fiscal 2004 was a 52-week year.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include those of 1-800 CONTACTS, INC. and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        Revenues are generally recognized when products are shipped, the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments for the U.S. Retail product are typically received prior to shipment. Unearned revenue represents amounts received for which shipment or services have not occurred. U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates. The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends. Shipping and handling fees charged to customers are included as part of net sales. The related freight costs and supplies expense directly associated with shipping products to customers are included as a component of cost of goods sold. Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other operating expenses.

        ClearLab net sales consist of product sales less a provision for sales returns and allowances. The Company provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends. As of January 1, 2005, there is an allowance for doubtful accounts of approximately $27,000.

Vendor Rebate & Incentive Arrangements

        The Company enters into arrangements to receive cash consideration from certain of its vendors. The arrangements include manufacturer rebates and cooperative marketing program reimbursements. Cash consideration for some vendor agreements is dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, the Company records a portion of the rebate as it makes progress towards the purchase threshold. In accordance with EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," cash consideration received from vendors is reflected as a reduction of cost of goods sold if the inventory has been sold by the Company or a reduction of inventory if the product inventory is still on hand at the reporting date. When the Company receives reimbursements for specific, incremental, identifiable advertising costs incurred for advertising the vendors' products the cash consideration received is recorded as a reduction to advertising expense in the Company's consolidated statements of operations.

Inventories

        Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value. Elements of cost in the Company's manufactured inventories generally include raw materials, direct labor, manufacturing overhead, and freight in. Inventories consisted of the following (in thousands):

	January 3, 2004	January 1, 2005
Purchased contact lenses	$20,943	$16,216
Manufactured contact lenses:
Raw materials	429	930
Work in process	2,681	1,796
Finished goods	74	3,264

Total	$24,127	$22,206

        Provision is made to reduce excess and obsolete inventories to their estimated net realizable values. The Company's inventory provisions are summarized in the table below (in thousands):

	December 28, 2002	January 3, 2004	January 1, 2005
Beginning of year	$1,091	$731	$623
Provision for losses	130	231	720
Write-offs	(490)	(339)	(141)

End of year	$731	$623	$1,202

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

        The manufacturing facility represents the Company's leasehold interest in a building in Singapore which was assumed in connection with the acquisition of ClearLab International (See Note 4). The Company subleases a portion of its Singapore building to others. For the fiscal years ended January 3, 2004 and January 1, 2005, sublease income of approximately $182,000 and $168,000, respectively, is reflected as a reduction of other operating expenses in the accompanying consolidated statement of operations. Expected future sublease income under these agreements for the next five fiscal years is as follows: $155,000 in fiscal 2005, $64,000 in 2006 and none in fiscal 2007, 2008 and 2009.

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

Goodwill

        Goodwill resulted from the acquisitions of ClearLab International and Lens1st/Lens Express and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill is not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit's goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit's goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis for fiscal 2004 and determined that as of January 1, 2005 goodwill was not impaired.

Definite-Lived Intangible Assets

        Intangible assets mainly consist of amounts paid to secure the rights to the Company's telephone numbers and Internet addresses; acquired technology relating to the development and manufacturing of contact lenses; non-compete agreements; and customer databases. The costs relating to the definite-lived intangible assets are amortized over the estimated lives using straight-line and accelerated methods. As of January 1, 2005, the weighted average amortization period for all intangible assets was 8 years. The weighted average amortization periods for telephone numbers and Internet addresses is 4 years, acquired customer databases is 5 years, core and completed technologies is 12 years and non-compete agreements is 5 years.

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

        The Company's definite-lived intangible assets are summarized in the table below (in thousands):

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Telephone numbers, internet addresses and other	$7,720	$(3,060)	$4,660
Acquired customer databases (see Note 4)	5,100	(3,362)	1,738
Acquired core and completed technologies	12,161	(1,525)	10,636
Non-compete agreements	1,827	(964)	863

	$26,808	$(8,911)	$17,897

January 3, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Telephone numbers, internet addresses and other	$3,313	$(2,176)	$1,137
Acquired customer databases (see Note 4)	5,100	(1,802)	3,298
Acquired core and completed technologies	4,109	(563)	3,546
Non-compete agreements	1,768	(542)	1,226

	$14,290	$(5,083)	$9,207

        Definite-lived intangible assets amortization expense totaled approximately $804,000, $3,197,000, and $3,725,000 for fiscal years 2002, 2003 and 2004, respectively. Estimated amortization expense for the next five fiscal years is as follows: $3,769,000 in fiscal 2005, $3,050,000 in fiscal 2006, $2,265,000 in fiscal 2007, $1,688,000 in fiscal 2008 and $1,394,000 in fiscal 2009.

Impairment of Long-lived Assets

        Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its future undiscounted net cash flows expected to be generated during its use and eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. As of January 1, 2005, none of the Company's long-lived assets were impaired.

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of accounts receivable, a line of credit, long-term debt and short-term obligations. The Company believes that the carrying amounts approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation

        The accounts of the Company's international subsidiaries' financial statements are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the year for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense) and totaled gains of $2,000, $223,000 and $868,000 for fiscal 2002, 2003 and 2004, respectively.

Advertising Costs

        The Company expenses all advertising costs when the advertising first takes place.

Research and Development

        Research and development costs are expensed as incurred. Research and development expenses for fiscal 2002, 2003 and 2004 were approximately $247,000, $4,625,000 and $2,977,000, respectively. In connection with the acquisition of ClearLab International in 2002, the Company recorded approximately $7,800,000 of purchased in-process research and development expense (see Note 4). Additionally, the Company recorded approximately $83,000 of purchased in-process research and development expense in connection with the ClearLab UK acquisition in 2004 (see Note 4).

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

Net Loss per Common Share

        Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. At December 28, 2002, January 3, 2004 and January 1, 2005 options to purchase 1,176,199, 1,317,344, and 1,405,538 shares of common stock were not included in the computation of Diluted EPS because the effect would be antidilutive. For fiscal 2002, Basic and Diluted EPS do not include the impact of 700,000 shares of restricted stock held in escrow since the necessary performance guarantee for the release of those shares had not been satisfied at that time. During fiscal 2003, the performance guarantee was met and the shares were released from escrow and treated as outstanding.

        The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Net Loss	Shares	Per-Share Amount
Year Ended December 28, 2002:
Basic EPS	$(4,004)	11,417	$(0.35)
Effect of stock options	—

Diluted EPS	$(4,004)	11,417	$(0.35)

Year Ended January 3, 2004:
Basic EPS	$(1,438)	12,696	$(0.11)
Effect of stock options	—

Diluted EPS	$(1,438)	12,696	$(0.11)

Year Ended January 1, 2005:
Basic EPS	$(616)	13,269	$(0.05)
Effect of stock options	—

Diluted EPS	$(616)	13,269	$(0.05)

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

        Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2002	2003	2004
Net loss:
As reported	$(4,004)	$(1,438)	$(616)
Fair-value based compensation, net of tax	(862)	(1,315)	(1,534)

Pro forma	$(4,866)	$(2,753)	$(2,150)

Basic and diluted net loss per common share:
As reported	$(0.35)	$(0.11)	$(0.05)
Pro forma	$(0.43)	$(0.22)	$(0.16)

        Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years' expense.

        The weighted average per share fair value of option grants during fiscal 2002, 2003 and 2004 was $7.57, $13.72, and $11.55, respectively. The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2003	2004
Risk-free interest rate	4.0%	2.6%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	79%	71%	68%
Expected life	5 years	5 years	5 years

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third fiscal quarter 2005, beginning July 5, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

        In December 2004, the FASB issued FASB Staff Position No.109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 was effective immediately, however, the Company does not expect to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within the first two quarters of fiscal 2005.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact of SFAS 151.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform to the fiscal 2004 presentation.

NOTE 3.    DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Obligations

        The Company's debt obligations are comprised of the following (Singapore dollars ("SGD") and U.S. dollars ("USD") in thousands):

	January 3, 2004	January 1, 2005
Revolving credit facility (see description below)	$—	$14,404

Long-term Debt Obligations:
Term loan payable to a U.S. bank, interest payable monthly at prime plus 0.5% or LIBOR plus 3.0%, principal due in quarterly installments through June 30, 2007, secured by substantially all of the Company's U.S. assets. The 2003 balance was paid off during fiscal 2004 in connection with entering into a new loan agreement.	$7,725	$—
Term loan payable to a Singapore bank (SGD 7,610 at January 1, 2005), interest payable monthly at 6.75%, principal due in monthly installments from January 2003 through December 2007, secured by substantially all of the assets of ClearLab International and guaranteed by 1-800 CONTACTS, INC.	5,055	4,648
Subordinated note payable to the parent of IGEL (SGD 6,620 at January 1, 2005), interest payable monthly at 6.0%, principal due in monthly installments from January 2008 through December 2009, subordinated to a term loan to a Singapore bank, secured by a deed of second assignment of sale proceeds from the Singapore building leasehold and guaranteed by 1-800 CONTACTS, INC. (interest imputed at 7.0%), net of discount of $198 and $166 for fiscal 2003 and fiscal 2004, respectively.	3,848	4,044
Unsecured note payable to ClearLab's chief technology officer (SGD 1,938 at January 1, 2005), non-interest bearing, due in monthly installments through July 2007 (interest imputed at 7.0%), net of discount of $186 and $104 for fiscal 2003 and fiscal 2004, respectively.	1,392	1,080
Other	44	30

Total long-term debt obligations	18,064	9,802
Current portion	(3,381)	(1,632)

Long-term debt, net of current portion	$14,683	$8,170

        The aggregate amounts of principal maturities of long-term debt at January 1, 2005 are as follows (in thousands):

Fiscal Year:
2005	$1,632
2006	1,660
2007	2,570
2008	2,138
2009	2,072
Thereafter	—

10,072
Discounts	(270)

Total, net of discounts	$9,802

        Effective February 27, 2004 and modified on June 25, 2004, the Company executed a restated loan agreement with its existing U.S. bank, providing for a revolving credit facility for borrowings of up to $28 million through June 1, 2004, and reducing thereafter on June 1, 2004 and on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The executed restated loan agreement specifies that if the maximum leverage ratio, as defined in the restated loan agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company's book value of inventory. As of January 1, 2005, the Company was not subject to this restriction and could borrow up to $26.8 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender's prime interest rate plus a margin or the lender's LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company's maximum leverage ratio. As of January 1, 2005, the prime rate margin is 0.75 percent and the LIBOR rate margin is 2.75 percent. Interest is payable monthly. As of January 1, 2005, the Company's outstanding borrowings on the credit facility, including bank overdrafts, were $14.4 million. Of this amount, $9.0 million bore interest at the lender's LIBOR rate plus 2.75 percent (5.16% at January 1, 2005) and the remaining $5.4 million bore interest at the lender's prime rate plus .75 percent (6.00% at January 1, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company's maximum leverage ratio.

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

        The Company's Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders' funds of the Singapore operations. 1-800 CONTACTS, INC. has guaranteed this term loan.

        Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

Capital Lease Obligations

        The Company leases various manufacturing and other equipment under capital lease arrangements. All of the equipment is maintained at the ClearLab facilities in both Singapore and the U.K.. The majority of the leases were assumed in connection with the Company's acquisition of ClearLab (see Note 4). The minimum future lease payments under capital lease obligations as of January 1, 2005 are as follows (in thousands):

Fiscal Year	Amount
2005	$49
2006	48
2007	30
2008	16
2009	14

Total minimum lease payments	157
Less amount representing interest	(12)

Present value of minimum lease payments	145
Current portion	(47)

Capital lease obligations, net of current portion	$98

        As of January 1, 2005, the equipment held under capital lease obligations had a cost of approximately $350,000 and accumulated depreciation of approximately $102,000.

NOTE 4.    ACQUISITIONS and SIGNIFICANT TRANSACTIONS

  IGEL (ClearLab International)

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

        The 700,000 shares of restricted common stock were placed in escrow, subject to a performance guarantee, and vest over a two-year schedule with no shares released from escrow for a minimum of one year from the acquisition date. On June 6, 2003, the performance guarantee was met relating to these shares and 175,000 shares were released on July 24, 2003; 437,500 shares were released on January 24, 2004 in accordance with the vesting provisions based on an October 14, 2003 amendment to the escrow agreement; and the remaining 87,500 shares held in escrow were released on July 24, 2004. For financial reporting purposes, all shares held in escrow were treated as outstanding as of June 6, 2003, the date the performance guarantee was met, and the Company reflected additional purchase consideration for the estimated fair value of these shares of approximately $17.0 million. The fair value was based upon the closing market price of the Company's common stock on the date the performance guarantee was met, reduced by an approximate 9% discount due to the restrictions associated with the vesting period of the common stock held in escrow. This discount was determined by an independent third party appraisal.

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

        During fiscal 2003, the Company also recorded compensation expense and additional paid-in capital of approximately $0.7 million due to the transfer of 28,000 common shares owned by ClearLab's chief technology officer to key employees of ClearLab. The shares transferred represented a portion of the 700,000 shares held in escrow and were subject to the same performance guarantee and are subject to the same vesting provisions. Because the performance conditions were met, and there were no additional contingencies, the fair value of the shares was recorded as compensation expense during fiscal 2003.

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

Pro Forma Information

        The unaudited pro forma information below sets forth summary results of operations as if the acquisitions of ClearLab International (acquired July 24, 2002) and Lens 1st and Lens Express (acquired January 30, 2003) had taken place at the beginning of fiscal 2002, after giving effect to certain adjustments, including amortization of intangibles, depreciation, interest expense and other adjustments directly attributable to the transactions. The following pro forma information does not include the $7.8 million non-recurring charge related to in-process research and development. The following pro forma information for the fiscal years 2002 and 2003 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or of results which may occur in the future (in thousands, except per share amounts):

	Fiscal Year
	2002	2003
Net sales	$218,424	$190,712
Net loss	(1,760)	(1,324)
Earnings per share:
Basic and diluted	$(0.14)	$(0.11)

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

        On September 12, 2003, the Company exercised the option to acquire all of the shares of common stock of VisionTec. During the period between September 12, 2003 and the closing of the acquisition on February 24, 2004, the Company continued to pay certain fees and expenses of the entity related to the entity's research and development activities. The Company paid approximately $2.1 million to VisionTec from September 12, 2003 through January 3, 2004 and $0.5 million from January 3, 2004 through February 24, 2004, for such research and development activities.

        In connection with the agreement, and the transactions discussed above, the Company expensed a total of approximately $3.9 million from March 13, 2003 through January 3, 2004 (inclusive of the $0.2 million in costs) related to these research and development initiatives and $0.5 million in the first quarter of fiscal 2004.

        On February 24, 2004, the Company completed the acquisition of the stock of VisionTec (subsequently renamed ClearLab UK). The transaction was accomplished as a purchase of all of the stock of the entity. The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company's common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay a per unit royalty on sale of contact lenses to the former shareholders of VisionTec for a period of ten years. This transaction was accounted for as the acquisition of assets.

        The following sets forth the consideration paid by the Company (in thousands, except share amounts):

Cash	$3,200
Restricted shares (155,084 shares at $20.634 per share)	3,200
Acquisition expenses	576

Total purchase consideration	$6,976

        The following table sets forth the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Current assets	$629
Property, equipment and other long term assets	2,725
Core technologies	4,494
Patents	3,148
Purchased in process research and development	83
Current liabilities	(1,528)
Deferred income tax liability	(2,575)

Total	$6,976

        The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition. Core technologies and patents are definite-lived intangible assets that are being amortized over twelve years.

Japanese License and Royalty Agreement

        On December 15, 2004 the Company announced that it had signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan's largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

        Under the terms of the agreement, Menicon is licensing from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay license fees of $18 million, of which $5 million was paid in December 2004 upon signing the agreement. The remaining $13 million is expected to be paid over the next three to five years as the Company fulfills its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon's launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. No license revenue was recognized in fiscal 2004. The Company will recognize the license fees as revenue as it fulfills its obligations and the milestones are achieved, which is expected to occur during the next three to five years, beginning in 2005.

        If Menicon has not received regulatory approval within five years, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

        Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology. The royalties are expected to increase over time, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of ClearLab's current equipment, facilities or capacity, and is limited to the Japanese contact lens market.

Optical Retail Store Partnership

        The Company recently entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The agreement is for one year, with one year renewals at the option of both parties.

        Under the agreement, both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, the Company has guaranteed that the retail chain will receive at least $500,000 of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $322,000 per year in inventory from the retail chain's source of supply.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

        The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumer Act ("FCLCA"). The FCLCA requires that contact lenses only be sold to consumers based on the seller obtaining a copy of the prescription itself or, verifying the prescription by direct communication with the customer's prescriber. Consistent with this requirement, the Company's current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer's prescription, the Company directly communicates to the customer's prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer's prescription is expired or otherwise invalid, the Company's practice is to cancel the customer's order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company's practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer's prescriber. The Company believes that it is complying with the regulations of the FCLCA.

        From time to time the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company's financial position, liquidity or results of operations.

Operating Leases

        The Company leases land, office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for fiscal 2002, 2003 and 2004 totaled approximately $1,556,000, $1,594,000 and $2,029,000, respectively.

        Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year	Amount
2005	$1,776
2006	1,386
2007	1,344
2008	1,224
2009	1,135
Thereafter	3,475

$10,340

Sales Tax

        The Company's direct mail business is located, and most of its operations are conducted, from the state of Utah. The Company does not collect sales or other similar taxes for any out-of-state sales. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

Advertising Commitments

        As of January 1, 2005, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $14.6 million for advertising during 2005.

Purchase Commitments

        As of January 1, 2005, the Company had entered into certain noncancelable commitments with a certain supplier that will require the Company to purchase approximately $322,000 of inventory during fiscal 2005.

        As of January 1, 2005, the Company had entered into certain noncancelable commitments with a certain production vendor that will require the Company to purchase approximately $1.6 million in production and manufacturing equipment during fiscal 2005.

Other Commitments

        As of January 1, 2005, the Company had a remaining minimum service commitment with a telecommunications provider of approximately $665,000 through fiscal 2006.

        The Company entered into an agreement in December 2004 with a regional optical chain in Utah. Under the terms of the agreement, the Company agreed to pay a fee based on a percentage of the partnerships earnings, as defined in the agreement. The fee arrangement has a minimum guarantee of $500,000 during fiscal 2005.

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

        In connection with the acquisition of ClearLab International (see Note 4), the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD$1,125,000 (USD$687,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of January 1, 2005, the Company has paid approximately SGD$544,000 (USD $332,000) of this obligation.

        Also in connection with the acquisition of ClearLab International, certain technologies and intellectual property were assigned to the Company for use in new products. In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD$1,000,000 (USD$611,000) and SGD$1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement (see Note 4). As of January 1, 2005, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future.

NOTE 6.    COMMON STOCK TRANSACTIONS

        During fiscal 2002, the Company repurchased 200,000 shares of its common stock, for a total cost of approximately $2.2 million. During fiscal 2003 and 2004, respectively, the Company did not repurchase any shares of its common stock.

        The Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock. A purchase of the full 3,000,000 shares would equal approximately 23 percent of the total shares issued as of January 1, 2005. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through January 1, 2005, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. No shares were repurchased by the Company during fiscal 2004 and the Company is currently prohibited by its restated loan agreement from purchasing any additional shares until January 1, 2006. The repurchased shares were retained as treasury stock. As of January 1, 2005, no shares remain in treasury as these shares were used to acquire ClearLab and Lens 1st/Lens Express.

        During fiscal 2003 the Board of Directors granted 7,549 shares of restricted common stock to an officer of the Company. The plan was approved at the 2004 shareholder meeting on May 21, 2004. The stock was valued at the closing stock price on December 30, 2003, which was $20.50. The restrictions on the common stock lapse in equal amounts over a ten-year period. The Company recorded expense of approximately $9,000 during the 2004 fiscal year for the portion of this stock that vested during the year.

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

        During fiscal 2003, the performance conditions were met on the 700,000 shares of restricted common stock placed in escrow as part of the purchase consideration for the ClearLab International acquisition. These shares were treated as outstanding at the time the performance guarantee was met. Additionally, the Company recorded compensation expense and additional paid-in capital of $0.7 million due to the transfer of shares owned by ClearLab's chief technology officer to key employees of ClearLab International (see Note 4).

        During fiscal 2004, the Company completed the acquisition of VisionTec (subsequently renamed ClearLab UK) and issued 155,084 shares of the Company's common stock with a fair value of approximately $3.2 million (see Note 4).

NOTE 7.    STOCK-BASED COMPENSATION

        The Company has established a stock option plan that provides for the issuance of a maximum 1,590,000 shares of common stock to officers, employees, directors, and consultants. The plan allows for the issuance of both incentive stock options, nonqualified stock options, and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of January 1, 2005, 216,200 shares are available for future granting.

        Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

        All options granted through January 1, 2000 vest equally over a three-year period and expire in ten years. The stock options issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of ClearLab International (see Note 4) and other options issued to the chief technology officer of ClearLab International vest equally at the end of the third, fourth and fifth years and expire in ten years. All other options granted subsequent to January 1, 2000, vest equally over a four-year period and expire in five to ten years. A summary of stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 29, 2001	662	$14.12
Granted	546	21.42
Exercised	(12)	7.10
Forfeited	(20)	15.03

Outstanding at December 28, 2002	1,176	17.56
Granted	303	26.99
Exercised	(124)	6.95
Forfeited	(38)	22.12

Outstanding at January 3, 2004	1,317	20.60
Granted	144	22.00
Exercised	(33)	9.21
Forfeited	(22)	23.02

Outstanding at January 1, 2005	1,406	$20.97

Exercisable at January 1, 2005	605	$16.58

        The following is additional information with respect to stock options as of January 1, 2005 (shares in thousands):

		Options Outstanding Weighted- Average Remaining Contractual Life
				Options Exercisable
Range of Exercise Prices	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 1.61 - $ 4.37	5	2.4	$3.89	5	$3.89
4.38 - 8.75	194	3.3	5.71	193	5.71
8.76 - 13.12	101	5.7	11.85	48	11.84
13.13 - 17.50	264	6.2	14.46	144	14.01
17.51 - 21.87	11	6.1	21.11	8	21.20
21.88 - 26.25	392	5.4	23.81	73	24.31
26.26 - 30.62	238	4.0	27.61	66	27.81
30.63 - 35.00	181	6.8	34.98	48	34.94
35.01 - 43.75	20	5.8	43.75	20	43.75

	1,406	5.2	$20.97	605	$16.58

        During the fourth quarter of fiscal 2002, the chief technology officer of ClearLab International, agreed to transfer 28,000 shares of restricted common stock to key employees of ClearLab International. The shares are part of the 700,000 shares of restricted common stock issued as partial consideration for the acquisition of ClearLab International (see Note 4). These shares were subject to the same performance guarantee and vesting provisions as the original 700,000 that were held in escrow. The Company recorded compensation expense and additional paid-in capital of $0.7 million based on the fair market value of the shares in June 2003, the date the performance conditions were met.

NOTE 8.    RELATED PARTY TRANSACTIONS

        During fiscal 2002, the Company incurred legal and consulting expense of approximately $60,000 to an entity in which its president is a sibling of an officer of the Company.

        During fiscal 2002, the Company acquired certain assets of ClearLab International (see Note 4). Subsequent to the acquisition, the Company sold product to an entity owned by the sellers of ClearLab International, one of which is the chief technology officer of ClearLab International. Net sales to this entity during the fiscal 2002 post-acquisition period was approximately $419,000. During fiscal 2003, the officer sold his ownership interest in this entity. In addition, this entity sublet space in the Company's Singapore building in fiscal 2002. Sublease income during fiscal 2002 was approximately $18,000.

        In connection with the ClearLab International acquisition, the Company issued certain notes payable to related parties (see Notes 3 and 4).

        During fiscal 2002, the Company incurred legal expenses of approximately $18,000 to a legal firm in which a member of the Company's Board of Directors is a partner. These fees represent the total amount incurred subsequent to this individual joining the Company's Board of Directors in December 2002. During fiscal 2003 and 2004, the Company incurred expenses of approximately $1.2 million and $1.4 million, respectively to legal firms in which members of the Company's Board of Directors are partners. These fees represent the total amount incurred subsequent to the individuals joining the Company's Board of Directors.

NOTE 9.    INCOME TAXES

        Income (loss) before income taxes consists of the following components for fiscal 2002, 2003 and 2004 (in thousands):

	Fiscal Year
	2002	2003	2004
U.S. operations	$9,350	$3,510	$10,459
Foreign operations	(9,423)	(3,030)	(7,777)

	$(73)	$480	$2,682

        The components of the provision for income taxes for fiscal 2002, 2003 and 2004 are as follows (in thousands):

	Fiscal Year
	2002	2003	2004
Current provision:
Federal	$(3,142)	$(1,781)	$(4,201)
State	(486)	(274)	(640)
Foreign	—	—	(374)

Total current provision for income taxes	(3,628)	(2,055)	(5,215)

Deferred benefit (provision):
Federal	(264)	119	760
State	(39)	18	114
Foreign	243	249	1,813
Change in valuation allowance	(243)	(249)	(770)

Total deferred benefit (provision) for income taxes	(303)	137	1,917

Total provision for income taxes	$(3,931)	$(1,918)	$(3,298)

        The majority of the Company's income tax provision for fiscal 2004 relates to income generated in U.S. tax jurisdictions. The portion of the current provision that relates to foreign operations is due to Japanese withholding tax on license payments. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction. The Company has not recorded any income tax benefit related to its foreign losses in Singapore, given the uncertainty of the ultimate realization of operating loss carryforwards incurred. The Company has recorded income tax benefit related to its foreign losses in the U.K. because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during fiscal 2004, which operating loss can be carried forward indefinitely.

        The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate for fiscal 2003 and 2004:

	Fiscal Year
	2003	2004
Statutory U.S. federal income tax rate	34.0%	35.0%
State income taxes, net of federal benefit	35.2	12.7
Non-deductible lobbying expenses	111.2	1.1
Foreign	162.7	47.9
Change in foreign deferred tax assets valuation allowance	51.9	25.6
Other	4.6	0.7

	399.6%	123.0%

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

        The Company's effective income tax rate on the U.S. pre-tax income is 42.0%, 54.6% and 38.7% for fiscal 2002, 2003 and 2004, respectively. The fiscal 2003 U.S. effective income tax rate is significantly greater than the statutory U.S. income tax rate primarily due to the level of non-deductible lobbying expenses incurred during the fiscal year.

        The components of the deferred income tax assets and liabilities are as follows (in thousands):

	December 3, 2004	January 1, 2005
Deferred income tax assets:
Accrued reserves	$356	$790
Depreciation and amortization	182	—
Intangibles amortization	642	862
Inventory capitalization	103	74
Unearned revenue	—	1,230
Foreign operating loss carry-forwards	310	1,635
Other	211	542

	1,804	5,133
Valuation allowance	(492)	(1,262)
Deferred income tax liabilities:
Depreciation and amortization	(54)	(3,281)

Net deferred income tax asset:	$1,258	$590

Balance sheet classification:
Net deferred income tax asset—current	$548	$1,328
Net deferred income tax asset—noncurrent	710	720
Net deferred income tax liability—noncurrent	—	(1,458)

	$1,258	$590

        A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Due to uncertainty with respect to the realization of the net deferred income tax assets in Singapore, the Company has recorded a valuation allowance against these assets. The Company also recorded a valuation allowance of $84,000 against a portion of its U.S. net deferred tax assets due to uncertainty with respect to the realization of the deferred tax asset relating to a capital loss carryforward.

        As of January 1, 2005, the Company has a net operating loss carry-forward for Singapore income tax purposes of approximately SGD4,002,000 (USD$2,444,000), which does not expire. The deferred income tax asset relating to these foreign operating loss carryforwards is $489,000 and is calculated based on the Singapore statutory tax rate of 20%. As of January 1, 2005, the Company also has a net operating loss carry-forward for U.K. income tax purposes of approximately $3,820,000, which does not expire. The deferred income tax asset relating to these foreign operating loss carryforwards is $1,146,000 and is calculated based on the U.K. statutory tax rate of 30%.

        During fiscal 2003, the Company's Singapore operations applied for a pioneer tax certificate. This pioneer tax certificate allows for a seven-year tax holiday with an extension for an additional three years if certain conditions are met. The tax holiday has clawback provisions if the Company does not continually meet certain research and development, capital investment and employment requirements. The tax holiday reduces the Singapore statutory tax rate from 22% for 2003 and 20% for 2004 and future periods to 0% on qualified income.

        One of the conditions of the pioneer tax certificate is the requirement to transfer to Singapore the intellectual property acquired in fiscal 2004 as part of ClearLab UK acquisition. The Company is currently evaluating whether to transfer this intellectual property and had not committed to do so as of January 1, 2005.

        The Company has not provided for U.S. deferred income taxes or for foreign withholding taxes on the undistributed earnings of its subsidiaries. As of January 1, 2005, all foreign subsidiaries are in an accumulative loss position.

NOTE 10.    PREFERRED STOCK

        The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For fiscal 2002, 2003 and 2004, no shares were issued or outstanding. The Company's Board of Directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 11.    SEGMENT INFORMATION

        The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company's U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company's International segment includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers, and distributors of contact lenses. Operating segment information is as follows (in thousands):

Fiscal Year 2004	U.S. Retail	International	Total
Net sales	$204,406	$7,272	$211,678
Gross profit (loss)	82,187	(251)	81,936
Research and development	536	2,441	2,977
Purchased in-process research and development	—	83	83
Other operating expense	38,032	4,686	42,718
Income (loss) from operations	11,588	(8,187)	3,401
Fiscal Year 2003	U.S. Retail	International	Total
Net sales	$181,331	$5,972	$187,303
Gross profit (loss)	68,178	2,252	70,430
Research and development	4,208	417	4,625
Purchased in-process research and development	—	—	—
Other operating expense	34,120	3,494	37,614
Income (loss) from operations	3,701	(2,054)	1,647
Fiscal Year 2002	U.S. Retail	International	Total
Net sales	$166,511	$2,069	$168,580
Gross profit (loss)	50,678	(279)	50,399
Research and development	247	—	247
Purchased in-process research and development	—	7,789	7,789
Other operating expense	23,093	777	23,870
Income (loss) from operations	10,053	(8,940)	1,113

        The following reconciles total segment income from operations to income before provision for income taxes for the applicable fiscal year ended (in thousands):

	2002	2003	2004
Income from operations	$1,113	$1,647	$3,401
Interest expense	(1,128)	(1,276)	(1,573)
Foreign currency exchange transaction gains, net	2	223	868
Other, net	(60)	(114)	(14)

Income before provision for income taxes	$(73)	$480	$2,682

        Identifiable segment assets as of January 3, 2004 and January 1, 2005 are as follows (in thousands):

	Fiscal Year 2004
	U.S.	International	Total
Long-lived assets, net	$33,374	$39,461	$72,835
Total assets	56,216	52,769	108,985
	Fiscal Year 2003
	U.S.	International	Total
Long-lived assets, net	$30,615	$25,628	$56,243
Total assets	56,274	30,657	86,931

        ClearLab generates a substantial portion of its revenue from the manufacture and sale of contact lenses from a concentration of a few large customers. During fiscal 2004, ClearLab generated 24%, 14% and 14% of these revenues, respectively, from its three largest customers.

NOTE 12.    RETIREMENT AND SAVINGS PLAN

        Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant's eligible compensation. The Company contributed approximately $123,000, $146,000 and $188,000 to the plan during fiscal 2002, 2003 and 2004, respectively.