Form 10-Q
period 2005-04-02
1 800 CONTACTS INC
filed 2005-05-12
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of May 4, 2005, the Registrant had 13,306,958 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 1, 2005	April 2, 2005
ASSETS
CURRENT ASSETS:
Cash	$3,105	$1,120
Accounts receivable, net	3,178	3,616
Other receivables	2,398	1,951
Inventories, net	22,206	21,655
Deferred income taxes	1,328	1,564
Other current assets	1,546	1,443
Total current assets	33,761	31,349
PROPERTY AND EQUIPMENT, net	20,618	20,438
DEFERRED INCOME TAXES	720	691
GOODWILL	34,320	34,219
DEFINITE-LIVED INTANGIBLES, net	17,897	16,679
OTHER ASSETS	1,669	2,168
Total assets	$108,985	$105,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	1,632	1,625
Current portion of capital lease obligations	47	46
Income taxes payable	1,560	2,723
Accounts payable	9,762	11,639
Accrued liabilities	7,303	8,705
Unearned revenue	3,500	4,073
Total current liabilities	23,804	28,811
LONG-TERM LIABILITIES:
Line of credit	14,404	8,416
Long-term debt, net of current portion	8,170	7,707
Capital lease obligations, net of current portion	98	84
Deferred income tax liabilities	1,458	1,007
Unearned revenue, net of current portion	1,667	—
Other long-term liabilities	880	838
Total long-term liabilities	26,677	18,052
STOCKHOLDERS’ EQUITY:
Common stock, 13,299 and 13,307 issued and outstanding, respectively	133	133
Additional paid-in capital	46,061	46,620
Deferred compensation on restricted stock grants	(103)	(551)
Retained earnings	12,218	12,401
Accumulated other comprehensive income	195	78
Total stockholders’ equity	58,504	58,681
Total liabilities and stockholders’ equity	$108,985	$105,544

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	April 3, 2004	April 2, 2005
NET SALES	$50,849	$60,283
COST OF GOODS SOLD	31,553	37,775
Gross profit	19,296	22,508
OPERATING EXPENSES:
Advertising	8,815	6,538
Legal and professional	1,840	1,284
Research and development	892	1,055
Purchased in-process research and development	83	—
Other operating	9,882	11,517
Total operating expenses	21,512	20,394
INCOME (LOSS) FROM OPERATIONS	(2,216)	2,114
OTHER EXPENSE, net	(356)	(641)
INCOME (LOSS) BEFORE BENEFIT (PROVISION)
FOR INCOME TAXES	(2,572)	1,473
BENEFIT (PROVISION) FOR INCOME TAXES	366	(1,290)
NET INCOME (LOSS)	$(2,206)	$183

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$(0.17)	$0.01

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 3, 2004	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,206)	$183
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,676	2,126
Amortization of debt issuance costs and discounts	147	48
Foreign currency exchange (gain) loss	(77)	312
Stock-based compensation	—	5
Purchased in-process research and development	83	—
Loss on sale of property and equipment	73	107
Deferred income taxes, net of effects of acquisition	(366)	(626)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(190)	(321)
Inventories, net	(2,051)	489
Other receivables	(566)	447
Other current assets	(265)	72
Income taxes payable	—	1,190
Accounts payable	318	1,938
Accrued liabilities	1,627	1,276
Unearned revenue	—	(1,070)
Net cash (used in) provided by operating activities	(1,797)	6,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,381)	(1,282)
Proceeds from sale of property and equipment	—	27
Purchase of definite-lived intangible assets	(692)	—
Cash paid for acquisition of VisionTec	(3,776)	—
Deposits and other	109	(598)
Net cash used in investing activities	$(5,740)	$(1,853)

	Quarter Ended
	April 3, 2004	April 2, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$123	$78
Net borrowings (repayments) on line of credit	15,555	(5,988)
Principal payments on capital lease obligations	(82)	(13)
Debt issuance costs	(179)	—
Principal payments on long-term debt	(7,983)	(421)
Net cash provided by (used in) financing activities	7,434	(6,344)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(15)	36

NET DECREASE IN CASH	(118)	(1,985)
CASH AT BEGINNING OF PERIOD	1,075	3,105
CASH AT END OF PERIOD	$957	$1,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$264	$262
Cash paid for income taxes	—	725

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.).

The purchase consideration included cash of $3,776 and common stock with a fair value of $3,200.

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.   Inventories consisted of the following (in thousands):

	January 1, 2005	April 2, 2005
Purchased contact lenses	$16,216	$15,988
Manufactured contact lenses:
Raw materials	930	1,021
Work in process	1,796	1,816
Finished goods	3,264	2,830
Total	$22,206	$21,655

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of January 1, 2005 and April 2, 2005, reserves for excess and obsolete inventories were approximately $1.2 million.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options, restricted stock awards or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarters ended April 3, 2004 and April 2, 2005, options to purchase 1,400,481 and 830,124 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended April 3, 2004			Quarter Ended April 2, 2005
	Net Loss	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount

Basic EPS	$(2,206)	13,188	$(0.17)	$183	13,302	$0.01
Effect of stock awards	—	—		—	191
Diluted EPS	$(2,206)	13,188	$(0.17)	$183	13,493	0.01

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarters ended April 3, 2004 and April 2, 2005 consists of the following components (in thousands):

	Quarter Ended
	April 3, 2004	April 2, 2005
Net income (loss)	$(2,206)	$183
Foreign currency translation loss	(22)	(117)
Comprehensive income (loss)	$(2,228)	$66

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

Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	April 3, 2004	April 2, 2005
Net income (loss):
As reported	$(2,206)	$183
Fair-value based compensation, net of tax	(416)	(309)
Pro forma	$(2,622)	$(126)

Basic and diluted net income (loss) per common share:
As reported	$(0.17)	$0.01
Pro forma	$(0.20)	$(0.01)

The weighted average per share fair value of options granted during the quarters ended April 3, 2004 and April 2, 2005 was $12.59 and $11.30, respectively.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	April 3, 2004	April 2, 2005
Risk-free interest rate	3.0%	3.73%
Expected dividend yield	0.0%	0.0%
Volatility	68.0%	65.5%
Expected life	5 years	5 years

NOTE 6.   RECENT TRANSACTIONS

Japanese License and Royalty Agreement

On December 15, 2004 the Company announced that it had signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004 upon signing the agreement. The remaining $13 million is expected to be paid over the next three to five years as the Company fulfills its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed.  The Company evaluated the agreement under Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, and determined that this arrangement should be considered a single unit of accounting.  Therefore, in applying the principles of Staff Accounting Bulletin No. 104 to the license agreement, the Company considered the terms and conditions of the agreement to arrive at a proportional performance methodology of recognizing revenue.  Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be two and one half years.  The Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.

If Menicon has not received regulatory approval within five years, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of the Company’s current equipment, facilities or capacity, and is limited to the Japanese contact lens market.

Optical Retail Store Agreement

During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah in which the two companies would jointly market and sell contact lenses in Utah.  In December 2004, the companies began jointly serving these Utah customers. The agreement is for one year, with one year renewals at the option of both parties.

Under the agreement, the Company fulfills substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, the Company has guaranteed that the retail chain will receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply.  Under the arrangement, the Company records gross revenues for all orders fulfilled and records operating expense for the retail chain’s share of the net operating results.

NOTE 7.  COMMON STOCK TRANSACTIONS

During the quarter ended April 2, 2005, employees exercised stock options to purchase 7,214 shares of common stock for a total of approximately $78,000.  The Company recorded an increase in additional paid-in capital of approximately $28,000 as a result of the income tax benefit related to these stock option exercises.

During the quarter ended April 2, 2005, the Company granted nonqualified stock options to purchase 1,000 shares of common stock to employees of the Company.  The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

During the quarter ended April 2, 2005, the Board of Directors granted 20,000 shares of restricted common stock to two employees of the Company.  The stock was valued at the closing stock price on March 21, 2005, which was $22.67.  The restrictions on the common stock lapse in equal amounts over a five-year period.  The Company recorded expense of approximately $5,000 related to restricted stock during the period and as of April 2, 2005 approximately $551,000 has been deferred and will be recognized over the vesting period.

NOTE 8.  DEBT OBLIGATIONS

 The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $26.4  million as of April 2, 2005 and is reduced thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of April 2, 2005, the Company was not subject to this restriction and could borrow up to $26.4 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of April 2, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As April 2, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $8.4 million. Of this amount, $5.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (4.85% at April 2, 2005) and the remaining $3.4 million bore interest at the lender’s prime rate plus 0.0 percent (5.75% at April 2, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement. The loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

As of April 2, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,750,000 (USD$1,060,000).  The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of April 2, 2005 the Company had a term loan payable to a Singapore bank with a principal balance of SGD$7,110,000 (USD$4,306,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of April 2, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,175,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the parent of IGEL and its restated loan agreement with its U.S. bank.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumer Act (“FCLCA”).  The FCLCA requires that contact lenses only be sold to consumers based on the seller obtaining a copy of the prescription itself or verifying the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.  The Company believes that it is complying with the regulations of the FCLCA.

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

Advertising Commitments

As of April 2, 2005, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $9.3 million for advertising during the remainder of 2005.

NOTE 10.  SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers and distributors of contact lenses.  The U.S. Retail segment includes revenue from the optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement.   Operating segment information for the first quarter ended April 3, 2004 and April 2, 2005 is as follows (in thousands):

Quarter Ended April 3, 2004	U.S. Retail	International	Eliminations	Total

Net sales	$49,451	$1,398	$—	$50,849
Gross profit	18,930	366	—	19,296
Research and development	536	356	—	892
Purchased in-process research and development	—	83	—	83
Other operating expense	8,970	912	—	9,882
Loss from operations	$(1,149)	$(1,067)	$—	$(2,216)

Quarter Ended April 2, 2005	U.S. Retail	International	Eliminations	Total

Net sales (International segment includes intersegment sales of $371)	$56,366	$4,288	$(371)	$60,283
Gross profit	22,187	603	(282)	22,508
Research and development	—	1,055	—	1,055
Other operating expense	10,078	1,439	—	11,517
Income (loss) from operations	$4,403	$(2,007)	$(282)	$2,114

The following reconciles total segment income (loss) from operations to income (loss) before provision for income taxes for the applicable fiscal year ended (in thousands):

	Quarter Ended
	April 3, 2004	April 2, 2005
Income (loss) from operations	$(2,216)	$2,114
Interest expense, net	(427)	(301)
Foreign currency exchange transaction gain (loss), net	75	(312)
Other, net	(4)	(28)
Income (loss) before provision for income taxes	$(2,572)	$1,473

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended January 1, 2005	U.S. Retail	International	Total

Long-lived assets, net	$33,374	$39,461	$72,835
Total assets	56,216	52,769	108,985

Quarter Ended April 2, 2005	U.S. Retail	International	Total

Long-lived assets, net	$34,320	$39,875	$74,195
Total assets	55,189	50,355	105,544

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom.  The Company’s U.S. Retail operations sell almost all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb, and CooperVision.

Recent Transactions and Agreements

International Operations (ClearLab).  On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom.  VisionTec developed a method for low cost, high quality production of daily disposable contact lenses using a unique proprietary material.  VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”).  The business operates as a research and development and a manufacturing affiliate of ClearLab International.  The Company began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and is currently expanding its production capabilities for these lenses.

ClearLab, the Company’s international contact lens development, manufacturing and distribution business, includes the operations of ClearLab International and ClearLab UK.  ClearLab recently began to sell frequent replacement lenses in the U.S. through the Company’s retail optical partnership. ClearLab will increase its product offerings to the international markets throughout the remainder of fiscal 2005 from its production facilities in Singapore and the U.K. as demand for its product continues to grow.

Japanese License and Royalty Agreement.   On December 15, 2004 the Company announced that it had signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004 upon signing the agreement. The remaining $13 million is expected to be paid over the next three to five years as the Company fulfills its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed.  Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be two and one half years.  The Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.

If Menicon has not received regulatory approval within five years, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of the Company’s current equipment, facilities or capacity, and is limited to the Japanese contact lens market.

Optical Retail Store Agreement.  During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah in which the two companies would jointly market and sell contact lenses in Utah.  In December 2004, the companies began jointly serving these Utah customers. The agreement is for one year, with one year renewals at the option of both parties.

Under the agreement, the Company fulfills substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, the Company has guaranteed that the retail chain will receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply.

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

Cole National Marketing Agreement/Doctor Referral Network.  On June 30, 2003, the Company and Cole announced that they had signed an agreement under which the Company’s customers can receive discounted eye exams and value pricing on eyeglasses, sunglasses and other vision products that the Company does not sell from a network of eye care practitioners contracted with Cole Managed Vision and associated with more than 1,500 Pearle Vision, Pearle VisionCare, Sears Optical and Target Optical stores in the U.S.  During fiscal 2004, the agreement was extended through March 31, 2005.  During the first quarter of fiscal 2005, the Company and Luxottica Group, who recently acquired Cole, extended the agreement through July 1, 2005.  Under this agreement, Cole is offering its network of eye care practitioners to the Company to be used for contact lens exam referrals and the Company retains the contact lens business of customers referred to Cole stores.

The Company recently announced that it does not intend to renew this agreement beyond July 1, 2005.  The Company’s objective is to enter an agreement or agreements with similar terms as the optical retail store partnership agreement to enable the Company to create a seamless experience nationwide for consumers that includes exams as well as in-store, phone and online service. The Company has had discussions with various parties concerning retail optical agreements.

Regulatory Considerations

Fairness to Contact Lens Consumer Act.   In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which established a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period).  It also directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. This FTC study completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

Satisfying the prescription verification requirement of the FCLCA obligates a contact lens seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber.  Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber.  If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order.  On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber.  The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2005 is a 52-week year and will end on December 31, 2005.

The Company has two operating segments referred to below.  The Company’s domestic segment is represented by operations within the U.S. and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the U.K. and is referred to as “ClearLab” by the Company.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 3, 2004	April 2, 2005
Net sales	100.0%	100.0%
Cost of goods sold	62.0	62.7
Gross profit	38.0	37.3
Advertising	17.3	10.8
Legal and professional	3.6	2.1
Research and development	1.8	1.8
Purchased in-process research and development	0.2	0.0
Other operating expenses	19.4	19.1
Total operating expenses	42.3	33.8
Income (loss) from operations	(4.3)	3.5
Other expense, net	(0.7)	(1.1)
Income (loss) before benefit (provision) for income taxes	(5.0)	2.4
Benefit (provision) for income taxes	0.7	(2.1)
Net income (loss)	(4.3)%	0.3%

Net sales.  Net sales for the quarter ended April 2, 2005 increased 19% to $60.3 million from $50.8 million for the quarter ended April 3, 2004.  Net sales for U.S. Retail in the first quarter of fiscal 2005 were $56.4 million compared to $49.4 million for the first quarter of fiscal 2004.  The increase in U.S. Retail net sales is mainly due to an increase in average order size due principally to an increased number of rebate programs instituted during fiscal 2004 and the first quarter of fiscal 2005, an increase in accessory sales, and an increase in retail sales prices on phone orders in the second quarter of fiscal 2004.  Net sales also benefited during the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, due to a decrease in the number and percentage of orders the Company canceled as a result of prescription verification procedures (see “Regulatory Considerations”). The Company believes the cancellation rate has stabilized and does not anticipate any further significant reduction in fiscal 2005.  The Company is continually taking steps to minimize canceled orders, including continued development of a more integrated national retail store network and the continued development of internal procedures to help obtain the necessary prescription information that is required to fulfill an order.

U.S. Retail net sales for the first quarter of fiscal 2005 were negatively impacted by the Company’s decision during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. Sales of this lens represented approximately 2.5% of the Company’s fiscal 2004 U.S. Retail net sales.

Net sales for ClearLab for the first quarter of fiscal 2005 were $4.3 million as compared to net sales of $1.4 million for the first quarter of fiscal 2004.  ClearLab’s results for the first quarter of fiscal 2005 include $1.0 million in license fees from the Company’s Japanese license agreement, and $0.4 million of intercompany sales to the Company’s U.S. retail business which are eliminated for consolidation purposes until the product is sold to customers.  During the first quarter of fiscal 2005, ClearLab realized increased sales to existing and new customers as it has enhanced its product offerings and expanded its production capabilities.

Gross profit.  Consolidated gross profit as a percentage of net sales decreased slightly to 37.3% for the quarter ended April 2, 2005 from 38.0% for the quarter ended April 3, 2004.  Gross profit as a percentage of net sales for the Company’s U.S. Retail operations increased to 39.4% in the first quarter of fiscal 2005 from 38.3% in the first quarter of fiscal 2004.  U.S. Retail gross profit for the first quarter of fiscal 2005 benefited from a retail price increase principally on phone orders in the second quarter fiscal 2004.

Gross profit as a percentage of net sales for the Company’s international operations have been negatively impacted by the February 24, 2004 acquisition of ClearLab UK due to the start-up nature of these operations.  The Company expects to see continued improvement in gross margins from ClearLab throughout fiscal 2005 as sales and production increase.

Advertising expense.  Advertising expense for the quarter ended April 2, 2005 decreased $2.3 million, or 26%, to $6.5 million from the first quarter ended April 3, 2004.  As a percentage of net sales, advertising expense decreased to 10.8% for the first quarter of fiscal 2005 from 17.3% for the first quarter of fiscal 2004.  The Company anticipates total advertising expense to be in the range of $23 million and $25 million for fiscal year 2005, including approximately $7.0 million during the second quarter of fiscal 2005.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended April 2, 2005 decreased $0.6 million, or 30%, from the quarter ended April 3, 2004.  As a percentage of net sales, legal and professional fees decreased to 2.1% for the first quarter of fiscal 2005 from 3.6% for the first quarter of fiscal 2004.

During the first fiscal quarter of 2004 the Company invested considerable effort preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA.  During the first quarter of fiscal 2005, the Company continued to incur professional fees for Sarbanes-Oxley compliance and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives.

The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry.

Research and development expenses.  Research and development expenses for the quarter ended April 2, 2005 increased to $1.1 million from $0.9 million for the quarter ended April 3, 2004.  However, the expenses were constant as a percentage of net sales at 1.8% for each of the periods.  During the first quarter of fiscal 2005, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2005 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property.

Other operating expenses.  Other operating expenses for the quarter ended April 2, 2005 increased $1.6 million, or 17%, to $11.5 million, from the quarter ended April 3, 2004.  U.S. Retail accounted for approximately $1.1 million of the increase for the first quarter of fiscal 2005, whereas ClearLab accounted for approximately $0.5 million of the increase.  The majority of the increase for U.S. Retail relates to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA.  A majority of ClearLab’s increase related to the enhancement of its operating infrastructure and scale up of its manufacturing capabilities, including the operations of ClearLab UK.

As a percentage of net sales, however, other operating expenses decreased to 19.1% for the first quarter of fiscal 2005 from 19.4% for the first quarter of fiscal 2004.  Other operating expenses as a percentage of net sales for the U.S. Retail operations also decreased during the first quarter of fiscal 2005 to 17.9% from 18.1% from the first quarter of fiscal 2004.  The Company expects other operating expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  Other expense increased to approximately $0.6 million for the quarter ended April 2, 2005 from approximately $0.4 million for the quarter ended April 3, 2004.  For the first quarter of fiscal 2005, other expense consisted mainly of interest expense of approximately $0.3 million and foreign exchange transaction losses of approximately $0.3 million.   Other expense for the first quarter of fiscal 2004 consisted mainly of interest expense of approximately $0.4, offset slightly by foreign transaction exchange gains. The exchange transaction gains and losses related primarily to intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions – U.S., Singapore and the United Kingdom.  The Company records quarterly income taxes at the effective tax rate expected for the year.  The Company’s effective U.S. income tax rate for the quarter ended April 2, 2005 is approximately 39% which is consistent with the 39% reported for the quarter ended April 3, 2004.  During the first quarter of fiscal 2005, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore.  As of the first quarter of 2005, the Company provided a valuation allowance for the full amount of deferred income tax assets in Singapore.   For the first quarter of fiscal 2005, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of approximately 29%.  The Company did not provide a valuation allowance for the deferred income tax assets in the United Kingdom because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during fiscal 2004 and the first quarter of fiscal 2005, which operating loss can be carried forward indefinitely.  The Company’s effective income tax rates may change as facts and circumstances change.  The Company anticipates that its fiscal 2005 effective income tax rate for the U.S. and the United Kingdom will be consistent with the respective effective rates recorded during the first quarter of fiscal 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that, with the exception of repurchases of common stock, these uses will continue to be the principal demands on its cash in the future.  As of April 2, 2005, the Company had net working capital of approximately $2.5 million, compared to $10.0 million as of January 1, 2005.  The majority of this decrease in net working capital is offset by a corresponding $6.0 million decrease in the Company’s revolving credit facility, which is classified as long-term and therefore not included in the calculation of net working capital.

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

 The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $26.4  million as of April 2, 2005 and is reduced thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of April 2, 2005, the Company was not subject to this restriction and could borrow up to $26.4 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of April 2, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As April 2, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $8.4 million. Of this amount, $5.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (4.85% at April 2, 2005) and the remaining $3.4 million bore interest at the lender’s prime rate plus 0.0 percent (5.75% at April 2, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement. The loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business.  Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.  As of April 2, 2005, the Company was in compliance with all applicable covenants and restrictions.

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

Cash flows from operating activities.  For the quarters ended April 2, 2005 and April 3, 2004, net cash provided by (used in) operating activities was approximately $6.2 million and ($1.8 million), respectively.  In the first quarter of fiscal 2005, cash was primarily provided by increases in accounts payable, accrued liabilities and income taxes payable and decreases in other current assets and inventories.  This increase in cash was partially offset by decreases in unearned revenues and increases in net accounts receivable.  In the first quarter of fiscal 2004, cash was used primarily for increases in inventories, other current assets and to fund the net loss, partially offset by an increase in accrued liabilities and accounts payable.

Cash flows from investing activities.  The Company used approximately $1.9 million and $5.7 million for investing activities in the quarters ended April 2, 2005 and April 3, 2004, respectively.  In the first quarter of fiscal 2005, the Company paid approximately $0.6 million in deposits associated mainly with the expansion of and improvement in the Company’s infrastructure at ClearLab.   In the first quarter of fiscal 2004, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec.  The Company also purchased approximately $0.7 million of intangible assets in the first quarter of fiscal 2004.

Capital expenditures for the first quarters of fiscal 2005 and 2004 were approximately $1.3 million and $1.4 million, respectively.  Of those amounts, approximately $0.7 million and $0.8 million related to the international operations, respectively.  The Company anticipates additional capital expenditures in fiscal 2005 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities.  During the quarters ended April 2, 2005 and April 3, 2004, net cash (used in) provided by financing activities was approximately ($6.3 million) and $7.4 million, respectively.  In the first quarter of 2005, the Company paid down its credit facility by approximately $6.0 million and made principal payments on debt obligations and capital lease obligations of approximately $0.4 million.  In the first quarter of 2004, the Company had net borrowings on its credit facility of approximately $15.6 million and made principal payments on debt obligations and capital lease obligations of approximately $8.1 million.   In both the first quarters of fiscal 2005 and 2004, these amounts were offset by proceeds from the exercise of common stock options.

At April 2, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,750,000 (USD$1,060,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

At April 2, 2005 the Company had a term loan payable to a Singapore bank with a principal balance of SGD$7,110,000 (USD$4,306,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  As of April 2, 2005, the Company was in compliance with these covenants.  1-800 CONTACTS, INC. has guaranteed this term loan.

At April 2, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,175,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK.  As of April 2, 2005, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to January 1, 2005, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances and customer rebates); realizability of inventories; realizability of deferred income tax assets; accounting for business combinations including assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies.  A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended January 1, 2005.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates.  The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends.  To the extent actual rebates, returns and allowances vary from historical experience; revisions to the allowances may be required.  ClearLab net sales consist of product sales less a provision for sales returns and allowances. The Company provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends.  ClearLab net sales also include license fees from the Company’s Japanese license agreement.  Cash payments received from this license are recognized systematically over the periods that the fees are earned by the Company.

In assessing the realizability of inventories, the Company makes judgments as to future demand requirements and product expiration dates.  The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

The Company has significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express.  If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

•                                          The Company, through a wholly owned subsidiary, is registered as an initial distributor/importer with the FDA.  The Company’s failure to comply with certain regulatory responsibilities and requirements could result in enforcement by the FDA;

•                                          The Company currently purchases a portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells;

•                                          The Company obtains a large percentage of its retail inventory from a limited number of suppliers, with a single manufacturer accounting for 35%, 23% and 44% of the Company’s inventory purchases in fiscal 2002, 2003 and 2004, respectively.  In addition, the Company’s top three suppliers accounted for 63%, 59% and 83% of the Company’s inventory purchased in fiscal 2002, 2003 and 2004, respectively;

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

•                                          The Company may incur unforeseen costs or not realize all of the anticipated benefits from its relationships with Johnson & Johnson Vision Care, CIBA Vision and Menicon;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of April 2, 2005, the Company was exposed to changes in interest rates relating to its renewed credit facility and other debt obligations.  The renewed credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $8.4 million as of April 2, 2005. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate.  As of April 2, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $8.6 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations which are denominated in U.S. dollars.  The functional currency of the Company’s Singapore operations is the Singapore dollar.  The Company has debt and other long-term obligations of approximately $9.6 million that are denominated in Singapore dollars and mature over the next five years.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. For the first quarter of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.1 million on the intercompany balances between the U.S. and Singapore operations.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through May 4, 2005 the exchange rate has fluctuated approximately 6.5 percent (weakening of the U.S. dollar).   If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.8 million dollar foreign currency loss on the intercompany balances that exist as of April 2, 2005.

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency.  For the first quarter of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.2 million on the intercompany balances between the U.S. and United Kingdom operations.  From the date of the ClearLab UK acquisition, February 24, 2004, through May 4, 2005, the exchange rate has fluctuated approximately 1.4 percent (weakening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $0.9 million dollar foreign currency loss on the intercompany balances that exist as of April 2, 2005.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 6.                   Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1 (i)	Restated Certificate of Incorporation of the Company. (1)
3.1 (ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.1 par value per share. (2)
10.1	Sublease agreement between the Company and UCN, Inc., dated March 2, 2005, with respect to the Company’s call center.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

1-800 CONTACTS, INC.

Dated: May 12, 2005	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer