Form 10-Q
period 2005-07-02
1 800 CONTACTS INC
filed 2005-08-16
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

☒  Yes     ☐  No

As of August 5, 2005, the Registrant had 13,320,964 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of January 1, 2005 And July 2, 2005
Condensed Consolidated Statements of Operations for the Quarter and Two Quarters Ended July 3, 2004 and July 2, 2005
Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended July 3, 2004 and July 2, 2005
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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 1,	July 2,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash	$3,105	$646
Accounts receivable, net	3,178	3,965
Other receivables	2,398	3,322
Inventories, net	22,206	21,592
Deferred income taxes	1,328	1,535
Other current assets	1,546	2,075
Total current assets	33,761	33,135
PROPERTY AND EQUIPMENT, net	20,618	20,993
DEFERRED INCOME TAXES	720	817
GOODWILL	34,320	33,975
DEFINITE-LIVED INTANGIBLES, net	17,897	15,976
OTHER ASSETS	1,669	3,031
Total assets	$108,985	$107,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,632	$1,599
Current portion of capital lease obligations	47	44
Income taxes payable	1,560	452
Accounts payable	9,762	12,610
Accrued liabilities	7,303	9,316
Unearned revenue	3,500	3,178
Total current liabilities	23,804	27,199
LONG-TERM LIABILITIES:
Line of credit	14,404	13,493
Long-term debt, net of current portion	8,170	7,160
Capital lease obligations, net of current portion	98	75
Deferred income tax liabilities	1,458	545
Unearned revenue, net of current portion	1,667	—
Other long-term liabilities	880	778
Total long-term liabilities	26,677	22,051
STOCKHOLDERS’ EQUITY
Common stock, 13,299 and 13,321 issued and outstanding, respectively	133	133
Additional paid-in capital	46,061	46,966
Deferred compensation on restricted stock grants	(103)	(700)
Retained earnings	12,218	12,442
Accumulated other comprehensive income (loss)	195	(164)
Total stockholders’ equity	58,504	58,677
Total liabilities and stockholders’ equity	$108,985	$107,927

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Two Quarters Ended
	July 3,	July 2,	July 3,	July 2,
	2004	2005	2004	2005
NET SALES	$49,971	$61,365	$100,820	$121,648
COST OF GOODS SOLD	30,698	37,697	62,251	75,472
Gross profit	19,273	23,668	38,569	46,176
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	7,224	7,120	16,039	13,658
Legal and professional	1,341	906	3,181	2,190
Research and development	443	811	1,335	1,866
Purchased in-process research and development	—	—	83	—
Other selling, general and administrative	10,766	12,304	20,648	23,821
Total selling, general and administrative expenses	19,774	21,141	41,286	41,535
INCOME (LOSS) FROM OPERATIONS	(501)	2,527	(2,717)	4,641
OTHER EXPENSE, net	(699)	(1,166)	(1,055)	(1,807)
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,200)	1,361	(3,772)	2,834
BENEFIT (PROVISION) FOR INCOME TAXES	52	(1,320)	418	(2,610)
NET INCOME (LOSS)	$(1,148)	$41	$(3,354)	$224

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$(0.09)	$0.00	$(0.25)	$0.02

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Two Quarters Ended
	July 3,	July 2,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,354)	$224
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,606	4,291
Amortization of debt issuance costs and discounts	197	96
Foreign currency exchange loss	85	1,060
Stock-based compensation	6	44
Purchased in-process research and development	83	—
Loss on sale of property and equipment	73	107
Deferred income taxes, net of effects of acquisition	(1,101)	(1,157)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(275)	(749)
Inventories, net	(706)	399
Other receivables	(1,000)	(924)
Other current assets	(382)	(651)
Income taxes payable	682	(1,008)
Accounts payable	(786)	2,412
Accrued liabilities	1,463	2,534
Unearned revenue	(1)	(1,968)
Net cash (used in) provided by operating activities	(1,410)	4,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,406)	(3,473)
Proceeds from sale of property and equipment	4	27
Purchase of definite-lived intangible assets	(1,011)	(610)
Cash paid for acquisition of VisionTec	(3,776)	—
Deposits and other	(186)	(1,610)
Net cash used in investing activities	$(8,375)	$(5,666)

	Two Quarters Ended
	July 3,	July 2,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$138	$162
Net borrowings (repayments) on line of credit	17,420	(911)
Principal payments on capital lease obligations	(165)	(20)
Debt issuance costs	(193)	—
Principal payments on long-term debt	(8,240)	(835)
Net cash provided by (used in) financing activities	8,960	(1,604)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	80	101

NET DECREASE IN CASH	(745)	(2,459)
CASH AT BEGINNING OF PERIOD	1,075	3,105
CASH AT END OF PERIOD	$330	$646

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$641	$509
Cash paid for income taxes	—	4,775

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.   Inventories consisted of the following (in thousands):

	January 1,	July 2,
	2005	2005
Purchased contact lenses	$16,216	$15,325
Manufactured contact lenses:
Raw materials	930	887
Work in process	1,796	1,937
Finished goods	3,264	3,443
Total	$22,206	$21,592

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of January 1, 2005 and July 2, 2005, reserves for excess and obsolete inventories were approximately $1.2 million and $1.3 million, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  For the quarter and two quarters ended July 3, 2004, options to purchase 1,415,875 and 1,408,178 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.  For the quarter and two quarters ended July 2, 2005, options to purchase 814,325 and 822,225 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended July 3, 2004			Quarter Ended July 2, 2005
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic EPS	$(1,148)	13,286	$(0.09)	$41	13,312	$0.00
Effect of stock options	—	—	—	—	151	—
Diluted EPS	$(1,148)	13,286	$(0.09)	$41	13,463	$0.00

	Two Quarters Ended July 3, 2004			Two Quarters Ended July 2, 2005
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic EPS	$(3,354)	13,237	$(0.25)	$224	13,307	$0.02
Effect of stock options	—	—	—	—	169	—
Diluted EPS	$(3,354)	13,237	$(0.25)	$224	13,476	$0.02

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarter and two quarters ended July 3, 2004 and July 2, 2005 consists of the following components (in thousands):

	Quarter Ended		Two Quarters Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net income (loss)	$(1,148)	$41	$(3,354)	$224
Foreign currency translation loss	(147)	(242)	(170)	(360)
Comprehensive income (loss)	$(1,295)	$(201)	$(3,524)	$(136)

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in  thousands, except per share amounts):

	Quarter Ended
	July 3, 2004	July 2, 2005
Net income (loss):
As reported	$(1,148)	$41
Fair-value based compensation, net of tax	(412)	(262)
Pro forma	$(1,560)	$(221)

Basic and diluted net income (loss) per common share:
As reported	$(0.09)	$0.00
Pro forma	$(0.12)	$(0.02)

	Two Quarters Ended
	July 3, 2004	July 2, 2005
Net income (loss):
As reported	$(3,354)	$224
Fair-value based compensation, net of tax	(828)	(572)
Pro forma	$(4,182)	$(348)

Basic and diluted net income (loss) per common share:
As reported	$(0.25)	$0.02
Pro forma	$(0.32)	$(0.03)

The weighted average per share fair value of options granted during the quarter ended July 3, 2004 and the two quarters ended July 3, 2004 was $9.43 and $12.04, respectively.  No options were granted during the quarter ended July 2, 2005.  The weighted average per share fair value of options granted during the two quarters ended July 2, 2005 was $11.30.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Two Quarters Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Risk-free interest rate	3.6%	—	3.1%	3.7%
Expected dividend yield	0.0%	—	0.0%	0.0%
Volatility	67.0%	—	67.8%	65.5%
Expected life	5 years	—	5 years	5 years

NOTE 6.  RECENT TRANSACTIONS AND AGREEMENTS

Japanese License and Royalty Agreement

On December 15, 2004 the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

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

The Company evaluated the agreement under Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, and determined that this arrangement should be considered a single unit of accounting.  Therefore, in applying the principles of Staff Accounting Bulletin No. 104 to the license agreement, the Company considered the terms and conditions of the agreement to arrive at a proportional performance methodology of recognizing revenue.  Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June of 2007.   In the event the Company achieves a milestone (not relating to the guaranteed portion of the license fees) prior to the completion of its obligations under the agreement, the milestone payment will be recognized on a straight-line basis over the remaining period of the Company’s continued involvement in meeting its obligations.  Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.

If Menicon has not received regulatory approval on or before December 31, 2009, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of the Company’s current equipment, facilities or capacity and is limited to the Japanese contact lens market.

Optical Retail Store Agreement

During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah in which the two companies would jointly market and sell contact lenses in Utah.  In December 2004, the companies began jointly serving these Utah customers. The agreement is for one year, with one year renewals at the option of both parties.

Under the agreement, the Company fulfills substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage.  However, the Company has guaranteed that the retail chain will receive at least $0.5 million of annual earnings under the arrangement.  Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply.  Under the arrangement, the Company records gross revenues for all orders fulfilled and records selling, general and administrative expense for the retail chain’s share of the net operating results.

NOTE 7.  COMMON STOCK TRANSACTIONS

During the two quarters ended July 2, 2005, employees exercised stock options to purchase 21,262 shares of common stock for a total of approximately $0.2 million.  The Company recorded an increase in additional paid-in capital of approximately $0.1 million as a result of the income tax benefit related to these stock option exercises.

During the two quarters ended July 2, 2005, the Company granted nonqualified stock options to purchase 1,000 shares of common stock to employees of the Company.  The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

During the two quarters ended July 2, 2005, the Board of Directors granted 30,000 shares of restricted common stock to three employees of the Company.  Two of the grants totaling 20,000 shares were valued at the closing stock price of $22.67 on March 21, 2005, the date of the grant.  The third grant of 10,000 was valued at the closing stock price of $18.84 on May 2, 2005, the date of the grant.  The restrictions on the common stock lapse in equal amounts over a five-year period.  The Company recorded expense of approximately $39,000 and $44,000 related to restricted stock during the quarter ended and two quarters ended July 2, 2005, respectively.  As of July 2, 2005 approximately $0.7 million has been deferred and will be recognized over the vesting period.

NOTE 8.  DEBT OBLIGATIONS

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $26.0 million as of July 2, 2005, which amount is reduced  thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of July 2, 2005, the Company was not subject to this restriction and could borrow up to $26.0 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of July 2, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As July 2, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $13.5 million. Of this amount, $4.5 million bore interest at the lender’s LIBOR rate plus 2.0 percent (5.30% at July 2, 2005) and the remaining $9.0 million bore interest at the lender’s prime rate plus 0.0 percent (6.00% at July 2, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

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

As of July 2, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,563,000 (USD$927,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of July 2, 2005, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$6,610,000 (USD$3,922,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of July 2, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,089,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its restated loan agreement with its U.S. bank.

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

From time to time the Company is involved in legal matters generally incidental to its business.  It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Advertising Commitments

As of July 2, 2005, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $5.0 million for advertising during the remainder of 2005.

NOTE 10.  SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, which are developers, marketers, manufacturers and distributors of contact lenses.  The U.S. Retail segment includes revenue from the optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement.   Operating segment information for the quarter and two quarters ended July 3, 2004 and July 2, 2005 is as follows (in thousands):

Quarter Ended July 3, 2004	U.S. Retail	International	Eliminations	Total
Net sales	$48,742	$1,229	$—	$49,971
Gross profit (loss)	19,825	(552)	—	19,273
Research and development	—	443	—	443
Other selling, general and administrative expense	9,606	1,160	—	10,766
Income (loss) from operations	$1,835	$(2,336)	$—	$(501)

Quarter Ended July 2, 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of $3)	$56,767	$4,601	$(3)	$61,365
Gross profit	22,857	703	108	23,668
Research and development	—	811	—	811
Other selling, general and administrative expense	10,794	1,510	—	12,304
Income (loss) from operations	$4,389	$(1,970)	$108	$2,527

Two Quarters Ended July 3, 2004	U.S. Retail	International	Eliminations	Total
Net sales	$98,193	$2,627	$—	$100,820
Gross profit (loss)	38,755	(186)	—	38,569
Research and development	536	799	—	1,335
Purchased in-process research and development	—	83	—	83
Other selling, general and administrative expense	18,575	2,073	—	20,648
Income (loss) from operations	$686	$(3,403)	$—	$(2,717)

Two Quarters Ended July 2, 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of $374)	$113,133	$8,889	$(374)	$121,648
Gross profit	45,044	1,306	(174)	46,176
Research and development	—	1,866	—	1,866
Other selling, general and administrative expense	20,872	2,949	—	23,821
Income (loss) from operations	$8,792	$(3,977)	$(174)	$4,641

The following reconciles total segment income (loss) from operations to income (loss) before provision for income taxes for the quarter and two quarters ended July 3, 2004 and July 2, 2005 is as follows (in thousands):

	Quarter Ended
	July 3, 2004	July 2, 2005
Income (loss) from operations	$(501)	$2,527
Interest expense	(375)	(347)
Foreign currency exchange transaction loss, net	(321)	(748)
Other income (expense), net	(3)	(71)
Income (loss) before provision for income taxes	$(1,200)	$1,361

	Two Quarters Ended
	July 3, 2004	July 2, 2005
Income (loss) from operations	$(2,717)	$4,641
Interest expense	(802)	(648)
Foreign currency exchange transaction loss, net	(246)	(1,060)
Other income (expense), net	(7)	(99)
Income (loss) before provision for income taxes	$(3,772)	$2,834

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended January 1, 2005	U.S. Retail	International	Total

Long-lived assets, net	$33,374	$39,461	$72,835
Total assets	56,216	52,769	108,985

Quarter Ended July 2, 2005	U.S. Retail	International	Total

Long-lived assets, net	$34,122	$40,670	$74,792
Total assets	55,706	52,221	107,927

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 in the fiscal year beginning January 1, 2006. The Company has not yet determined the impact of SFAS 151.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom.  The Company’s U.S. Retail operations sell almost all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision.

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

Japanese License and Royalty Agreement.   On December 15, 2004, the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004 upon signing the agreement. The remaining $13 million is expected to be paid over the next three to five years as the Company fulfills its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed.  Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June of 2007.  In the event the Company achieves a milestone (not relating to the guaranteed portion of the license fees) prior to the completion of its obligations under the agreement, the milestone payment will be recognized on a straight-line basis over the remaining period of the Company’s continued involvement in meeting its obligations.  Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.

If Menicon has not received regulatory approval on or before December 31, 2009, it may return all intellectual property covered by the agreement and in-process regulatory approvals to the Company, and the Company may pursue the Japanese market on its own and terminate the exclusive agreement.

Under the terms of the agreement, Menicon will also pay royalties for a period of at least 15 years from the product launch date in Japan on contact lenses sold that were manufactured using the licensed technology, with a guaranteed minimum of $5 million per year beginning the earlier of the second year after product launch or 2012. The agreement does not include the sale of any of the Company’s current equipment, facilities or capacity and is limited to the Japanese contact lens market.

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

Cole National Marketing Agreement/Doctor Referral Network.  On June 30, 2003, the Company and Cole National, Inc. (Cole) announced that they had signed an agreement under which Cole was offering its network of eye care practitioners to the Company to be used for contact lens exam referrals and the Company retained the contact lens business of customers referred to Cole stores.

The Company did not renew or extend this agreement beyond July 1, 2005.  The Company’s objective is to enter an agreement or agreements with similar terms as the optical retail store partnership agreement to enable the Company to create a seamless experience nationwide for consumers that includes exams as well as in-store, phone and online service.

Regulatory Considerations

Fairness to Contact Lens Consumer Act.   In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period).  It also directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. This FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

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

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
	July 3,	July 2,	July 3,	July 2,
	2004	2005	2004	2005
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	61.4	61.4	61.7	62.0
Gross profit	38.6	38.6	38.3	38.0

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	14.5	11.6	15.9	11.2
Legal and professional	2.7	1.5	3.2	1.8
Research and development	0.9	1.3	1.3	1.5
Purchased in-process research and development	—	—	0.1	—
Other selling, general & administrative	21.5	20.1	20.5	19.7
Total selling, general & administrative expenses	39.6	34.5	41.0	34.2
INCOME (LOSS) FROM OPERATIONS	(1.0)	4.1	(2.7)	3.8
OTHER EXPENSE, net	(1.4)	(1.9)	(1.0)	(1.5)
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(2.4)	2.2	(3.7)	2.3
BENEFIT (PROVISION) FOR INCOME TAXES	0.1	(2.1)	0.4	(2.1)
NET INCOME (LOSS)	(2.3)%	0.1%	(3.3)%	0.2%

Net sales.  Net sales for the quarter ended July 2, 2005 increased 23% to $61.4 million from $50.0 million for the quarter ended July 3, 2004.  For the two quarters ended July 2, 2005, net sales increased 21% to $121.6 million from $100.8 million for the two quarters ended July 3, 2004.  Net sales for the Company’s U.S. Retail operations, for the second quarter of fiscal 2005 and the first two quarters of fiscal 2005 were $56.8 million and $113.1 million, respectively, an increase from the prior year periods of 16% and 15%, respectively.   Approximately half of the quarterly and year-to-date increases in U.S. Retail net sales are due to a decrease in the number and percentage of orders the Company canceled as a result of prescription verification procedures (see “Regulatory Considerations”). The Company believes the cancellation rate has now stabilized and does not anticipate any significant change in the balance of fiscal 2005.  The Company is continually taking steps to minimize canceled orders, including continued development of a more integrated national retail store network and the continued development of internal procedures to help obtain the necessary prescription information that is required to fulfill an order.  The balance of the increase in U.S. Retail net sales can be attributed largely to an increase in average order size due principally to an increased number of customer rebate programs instituted during fiscal 2004 and the first two quarters of fiscal 2005 and an increase in accessory sales.

U.S. Retail net sales for the first two quarters of fiscal 2005 were negatively impacted by the Company’s decision during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens.  Sales of this lens represented approximately 2.5% of the Company’s fiscal 2004 U.S. Retail net sales.

Net sales for ClearLab for the second quarter of fiscal 2005 and the first two quarters of fiscal 2005 were $4.6 million and $8.9 million, respectively.  Net sales for ClearLab, for the second quarter of fiscal 2004 and the first two quarters of fiscal 2004 were $1.2 million and $2.6 million, respectively.  ClearLab’s results for the first two quarters of fiscal 2005 include $1.0 million per quarter in license fees from the Company’s Japanese license agreement, and $0.4 million of intercompany sales to the Company’s U.S. retail business during the first quarter which are eliminated for consolidation purposes until the product is sold to customers.  During the first two quarters of fiscal 2005, ClearLab realized increased sales to existing and new customers as it has enhanced its product offerings and expanded its production capabilities.

Gross profit.  Consolidated gross profit as a percentage of net sales remained constant at 38.6% for both quarters ended July 2, 2005 and July 3, 2004.  For the two quarters ended July 2, 2005, consolidated gross profit as a percentage of net sales decreased slightly to 38.0% from 38.3% for the two quarters ended July 3, 2004.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased slightly to 40.3% for the second quarter of fiscal 2005 from 40.7% in the second quarter of fiscal 2004.  However, gross profit as a percentage of net sales for the Company’s U.S. Retail operations increased slightly to 39.8% from 39.5% for the two quarters ended July 2, 2005 and July 3, 2004, respectively.

Gross profit as a percentage of net sales for ClearLab was 15.3% and 14.7% for the second quarter and two quarters ended July 2, 2005, respectively.  For the prior year quarter and two quarters ended July 3, 2004, gross profit as a percentage of net sales was negative due to the start-up nature of ClearLab UK, which was acquired on February 24, 2004.  The Company expects to see continued improvement in gross margins from ClearLab throughout fiscal 2005 as sales and production volumes increase.

Advertising expense.  Advertising expense for the quarter ended July 2, 2005 was $7.1 million, a decrease of $0.1 million from the quarter ended July 3, 2004.  As a percentage of net sales, advertising expense decreased to 11.6% for the second quarter of fiscal 2005 from 14.5% for the second quarter of fiscal 2004.  For the two quarters ended July 2, 2005, advertising expense was $13.7 million, a decrease of $2.4 million from the two quarters ended July 3, 2004.  As a percentage of net sales, advertising expense decreased to 11.2% for the first two quarters of fiscal 2005 from 15.9% for the first two quarters of fiscal 2004.  The Company expects advertising expenses of approximately $25 million for fiscal 2005.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended July 2, 2005 decreased $0.4 million to $0.9 million from the quarter ended July 3, 2004.  As a percentage of net sales, legal and professional fees decreased to 1.5% for the second quarter of fiscal 2005 from 2.7% for the second quarter of fiscal 2004.  For the two quarters ended July 2, 2005, legal and professional fees decreased $1.0 million to $2.2 million from the two quarters ended July 3, 2004.  As a percentage of net sales, legal and professional fees decreased to 1.8% for the first two quarters of fiscal 2005 from 3.2% for the first two quarters of fiscal 2004.

During the first quarter of fiscal 2004 the Company invested considerable effort preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA.  These efforts decreased during the balance of fiscal 2004 and during the first two quarters of fiscal 2005, however, during the first two quarters of fiscal 2005, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives.

The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry.

Research and development expenses.  Research and development expenses for the quarter ended July 2, 2005 increased to $0.8 million, or 1.3% of net sales, from $0.4 million, or 0.9% of net sales, from the quarter ended July 3, 2004.  For the two quarters ended July 2, 2005, research and development expenses were $1.9 million, or 1.5% of net sales, up from $1.3 million, or 1.3% of net sales, for the two quarters ended July 3, 2004.  During the first two quarters of fiscal 2005, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2005 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended July 2, 2005 increased approximately $1.5 million from the quarter ended July 3, 2004.  As a percentage of net sales, other selling, general and administrative expenses for the quarter ended July 2, 2005 decreased to 20.1% from 21.5% for the quarter ended July 3, 2004.  As a percentage of net sales, other selling, general and administrative expenses for the two quarters ended July 2, 2005 decreased to 19.7% from 20.5% for the two quarters ended July 3, 2004, however, such expenses increased by approximately $3.2 million for the same period.

The Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $1.2 million for the quarter ended July 2, 2005 from the quarter ended July 3, 2004; however, such expenses decreased as a percentage of net sales to 19.0% from 19.7% respectively, for the same periods.  ClearLab’s other selling, general and administrative expenses increased by approximately $0.3 million for the quarter ended July 2, 2005 from the quarter ended July 3, 2004.  For the two quarters ended July 2, 2005, the Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $2.3 million from the two quarters ended July 3, 2004.  As a percentage of net sales, U.S. Retail other selling, general and administrative expenses for the two quarters ended July 2, 2005 decreased to 18.4% from 18.9% for the two quarters ended July 3, 2004.  ClearLab’s other selling, general and administrative expenses increased by approximately $0.9 million for the two quarters ended July 2, 2005 from the two quarters ended July 3, 2004.

The majority of the increase for U.S. Retail relates to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA.  A majority of ClearLab’s increase related to the enhancement of its operating infrastructure and scale up of its manufacturing capabilities, including the operations of ClearLab UK.  The Company expects other selling, general and administrative expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  Other expense increased to approximately $1.2 million and $1.8 million for the quarter and two quarters ended July 2, 2005, respectively, from approximately $0.7 million and $1.1 million for the quarter and two quarters ended July 3, 2004, respectively.  For the second quarter of fiscal 2005, other expense consisted of approximately $0.3 million in interest expense and $0.7 million in foreign currency exchange transaction losses.  Other expense in the second quarter of fiscal 2004 consisted mainly of $0.4 million in interest expense and $0.3 million in foreign currency exchange transaction losses.  For the first two quarters of fiscal 2005, other expense consisted mainly of foreign currency exchange transaction losses of approximately $1.1 million and interest expense of approximately $0.6 million.   For the first two quarters of fiscal 2004, other expense consisted mainly of interest expense of approximately $0.8 million and foreign currency exchange transaction losses of $0.2 million.  The foreign currency exchange transaction losses related primarily to intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions - U.S., Singapore and the United Kingdom.  The Company recorded consolidated income taxes for the quarter and two quarters ended July 2, 2005 at the effective tax rates of 97% and 92%, respectively.  The Company’s effective U.S. income tax rate for the two quarters ended July 2, 2005 is approximately 39% which is consistent with the 39% reported for the two quarters ended July 3, 2004.   During the first two quarters of fiscal 2005, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore.  For the first two quarters of fiscal 2005, the Company provided a valuation allowance for the full amount of deferred income tax assets in Singapore.   For the first two quarters of fiscal 2005, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of approximately 29%. The Company did not provide a valuation allowance for the deferred income tax assets in the United Kingdom because the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK were in excess of the deferred tax assets generated by the loss from operations during fiscal 2004 and the first two quarters of fiscal 2005, which operating loss can be carried forward indefinitely.  The Company’s effective income tax rates may change as facts and circumstances change.  The Company anticipates that its fiscal 2005 effective income tax rate for the U.S. and the United Kingdom will be consistent with the respective effective rates recorded during the first two quarters of fiscal 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that, with the exception of repurchases of common stock, these uses will continue to be the principal demands on its cash in the future.  As of July 2, 2005, the Company had net working capital of approximately $5.9 million, compared to $10.0 million as of January 1, 2005.  This decrease in net working capital is offset by a corresponding $0.9 million decrease in the Company’s revolving credit facility, which is classified as long-term and therefore not included in the calculation of net working capital.

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

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $26.0 million as of July 2, 2005, which amount is reduced thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of July 2, 2005, the Company was not subject to this restriction and could borrow up to $26.0 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of July 2, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As July 2, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $13.5 million. Of this amount, $4.5 million bore interest at the lender’s LIBOR rate plus 2.0 percent (5.30% at July 2, 2005) and the remaining $9.0 million bore interest at the lender’s prime rate plus 0.0 percent (6.00% at July 2, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio, a minimum working capital requirement, a minimum fixed charge coverage ratio and a minimum net worth requirement. The loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the agreement does not permit the Company to declare or pay any cash dividends, to repurchase its stock or to perform other similar equity transactions prior to December 31, 2005; thereafter, such transactions are subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.  As of July 2, 2005, the Company was in compliance with all applicable covenants and restrictions.

The Company’s Singapore bank term loan contains various financial covenants including minimums on net worth and shareholders’ funds of the Singapore operations.  The Company has guaranteed this term loan.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its restated loan agreement with its U.S. bank.

Cash flows from operating activities.  For the two quarters ended July 2, 2005 and July 3, 2004, net cash provided by (used in) operating activities was approximately $4.7 million and ($1.4 million), respectively.  In the fiscal 2005 period, cash was provided primarily by net income adjusted for non-cash items and increases in accounts payable and accrued liabilities as well as by decreases in inventories.  The increase in cash was partially offset by increases in accounts receivable, other receivables and other current assets as well as from decreases in income taxes payables and unearned revenue.  In the fiscal 2004 period, cash was used primarily for increases in inventories, other current assets, accounts receivable and to fund the net loss, partially offset by an increase in accrued liabilities and accounts payable.

Cash flows from investing activities.  The Company used approximately $5.7 million and $8.4 million for investing activities in the two quarters ended July 2, 2005 and July 3, 2004, respectively.  In the first two quarters of fiscal 2005, the Company paid approximately $1.5 million in deposits on manufacturing equipment at ClearLab. The Company also purchased approximately $0.6 million of intangible assets during the fiscal 2005 period.  In the fiscal 2004 period, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of ClearLab UK.  The Company also purchased approximately $1.0 million of intangible assets during the fiscal 2004 period.

Capital expenditures for the first two quarters of fiscal 2005 and 2004 were approximately $3.5 million and $3.4 million, respectively.  Of these amounts, approximately $2.6 million and $2.2 million relate to ClearLab purchases for the 2005 and 2004 fiscal periods, respectively.  The Company anticipates additional capital expenditures in fiscal 2005 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities.  During the two quarters ended July 2, 2005 and July 3, 2004, net cash (used in) provided by financing activities was approximately ($1.6 million) and $9.0 million, respectively.  In the first two fiscal quarters of 2005, the Company paid down its credit facility by approximately $0.9 million and made principal payments on debt obligations and capital lease obligations of approximately $0.9 million.  In the two fiscal quarters of 2004, the Company had net borrowings on its credit facility of approximately $17.4 million and made principal payments on debt obligations and capital lease obligations of approximately $8.4 million.  In the fiscal 2005 and 2004 periods, proceeds from the exercise of common stock options were $0.2 million and $0.1 million, respectively.

As of July 2, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,563,000 (USD$927,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of July 2, 2005, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$6,610,000 (USD$3,922,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  The Company has guaranteed this term loan.

As of July 2, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,089,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  The Company has guaranteed this note.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK.  As of July 2, 2005, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to January 1, 2005, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 in the fiscal year beginning January 1, 2006. The Company has not yet determined the impact of SFAS 151.

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

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates.  The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends.  To the extent actual rebates, returns and allowances vary from historical experience revisions to the allowances may be required.  ClearLab net sales consist of product sales less a provision for sales returns and allowances. The Company provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends.  ClearLab net sales also include license fees from the Company’s Japanese license agreement.  Cash payments received from this license are recognized systematically over the periods that the fees are earned by the Company.

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

Factors that may affect future results may include, but are not limited to the following:

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

•                                          The Company may not receive the amount of license fees and royalties that it presently anticipates under the Japanese license agreement;

•                                          A significant portion of the Company’s sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses; and

•                                          The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of July 2, 2005, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $13.5 million as of July 2, 2005. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate.  As of July 2, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $8.1 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations which are denominated in U.S. dollars.  The functional currency of the Company’s Singapore operations is the Singapore dollar.  The Company has debt and other long-term obligations of approximately $9.1 million that are denominated in Singapore dollars and mature over the next five years.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  For the first two quarters of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.5 million on the intercompany balances between the U.S. and Singapore operations.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through August 3, 2005 the exchange rate has fluctuated approximately 5.2 percent (weakening of the U.S. dollar).   If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $2.0 million dollar foreign currency loss on the intercompany balances that exist as of July 2, 2005.

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to currency exchange losses or gains on any intercompany balances and transactions denominated in currencies other than the functional currency.  For the first two quarters of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.6 million on the intercompany balances between the U.S. and United Kingdom operations.  From the date of the ClearLab UK acquisition, February 24, 2004, through August 3, 2005, the exchange rate has fluctuated approximately 5.3 percent (strengthening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.0 million dollar foreign currency loss on the intercompany balances that exist as of July 2, 2005.

The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, except that the Company noted a deficiency related to the recognition of revenue for a certain transaction in its international manufacturing segment as further discussed below.

(b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 2, 2005, the Company announced its results of operations for the quarter and two quarters ended July 2, 2005.  Subsequent to the announcement, the Company reassessed the revenue recognition of a certain sales transaction in the Company’s international manufacturing segment based upon certain facts and circumstances which included among others, the customer requesting the restructure of an amount owed to the Company of approximately $0.5 million.  Upon further analysis, the Company determined that the transaction should have been accounted for as a consignment arrangement in the fourth quarter of fiscal 2004.  Accordingly, the Company has reversed the sales transaction in the quarter ended July 2, 2005 which had the following effect on the Company’s financial position and results of operations  (in thousands):

	July 2, 2005	July 2, 2005
	(as announced)	(as reported in 10-Q)
Accounts receivable, net	$4,441	$3,965
Inventories, net	21,344	21,592
Total assets	108,155	107,927
Total stockholders’ equity	$58,905	$58,677

	Quarter Ended	Quarter Ended
	July 2, 2005	July 2, 2005
	(as announced)	(as reported in 10-Q)
Net sales	$61,841	$61,365
Gross profit	23,896	23,668
Net income	269	41
Basic and diluted net income per common share	$0.02	$0.00

	Two Quarters Ended	Two Quarters Ended
	July 2, 2005	July 2, 2005
	(as announced)	(as reported in 10-Q)
Net sales	$122,124	$121,648
Gross profit	46,404	46,176
Net income	452	224
Basic and diluted net income per common share	$0.03	$0.02

In the course of determining the adjustments, the Company identified certain control deficiencies in its internal control over financial reporting.  The Company is evaluating the controls and will implement improvements to its internal control over financial reporting that it believes will remediate these control deficiencies and enhance the reliability of its internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, the Company will be required to evaluate the effectiveness of its internal control over financial reporting as of December 31, 2005, and will be required to disclose management’s assessment of the effectiveness of its internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in its internal control over financial reporting. If the Company concludes that there are one or more material weaknesses in its internal control over financial reporting, the Company will not be permitted to conclude that its internal control over financial reporting is effective. It is possible that the control deficiencies identified above or other control deficiencies, either individually or in combination, constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in the Company’s internal control over financial reporting. As a result, if the Company fails to adequately remediate these control deficiencies before December 31, 2005, and if the Company or its auditors conclude that they give rise to or otherwise constitute material weaknesses, the Company will not be permitted to conclude that its internal control over financial reporting is effective.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 2005.  The stockholders approved the following matters:

•                  The election as directors of Thomas H. Boggs, Jr., John F. Nichols and Garth T. Vincent to serve until the annual meeting of stockholders in 2008 and until their respective successors are elected and qualified.

	Votes Cast
	For	Withheld
Thomas H. Boggs, Jr.	11,295,286	1,087,040
John F. Nichols	11,571,930	810,396
Garth T. Vincent	11,283,436	1,098,890

As of the date of the annual meeting of stockholders, the other directors of the Company included the following persons:  (i) E. Dean Butler and Stephen A. Yacktman who are serving until the annual meeting of stockholders in 2006; and Jonathan C. Coon, Bradley T. Knight and Jason S. Subotky who are serving until the annual meeting of stockholders in 2007.

Effective July 28, 2005, Stephen L. Key joined the Company’s Board of Directors.  With the appointment of Mr. Key, Mr. Yacktman and Mr. Subotky tendered their resignations from the Company’s Board of Directors effective August 2, 2005.

•                  Approval of amendment and restatement of the Company’s 2004 Stock Incentive Plan to increase the amount of shares that may be issued under the plan and to restrict the number of options that can be granted to any one individual in any calendar year.

Votes Cast:
For	8,446,362
Against	2,149,875
Abstained	5,495
Unvoted	1,846,434

•                  Ratification of appointment of KPMG LLP as independent auditors to audit the Company’s books and accounts for the fiscal year ending December 31, 2005.

Votes Cast:
For	12,376,306
Against	920
Abstained	5,100
Unvoted	65,840

Item 5.                                                           Other Information

None.

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

1-800 CONTACTS, INC.

Dated: August 16, 2005	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer