Form 10-Q/A
period 2005-04-02
1 800 CONTACTS INC
filed 2005-11-10
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

Amendment No. 1

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number:    0-23633

1-800 CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0571643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 E. Wadsworth Park Drive Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

(801) 924-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

☒  Yes                   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes                   ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                   ☒  No

As of November 7, 2005, the Registrant had 13,339,557 shares of Common Stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005, initially filed with the Securities and Exchange Commission on May 12, 2005 (the “Report”), is being filed to correct the contents of the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report.  No other information contained in the Report is amended by this Amendment.  Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

Item 6.	Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit

3.1(i)	Restated Certificate of Incorporation of the Company.(1)
3.1(ii)	Restated By-Laws of the Company.(1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share.(2)
10.1	Sublease Agreement between the Company and UCN, Inc., dated March 2, 2005, which respect to the Company’s call center.(3)
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998 (Commission File No. 0-23633).
(2) Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-41055).
(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (Commission File No. 0-23633).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: November 10, 2005	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Brian W. Bethers
	Name:	Brian W. Bethers
	Title:	President and Chief Financial Officer