Form 10-Q
period 2005-10-01
1 800 CONTACTS INC
filed 2005-11-10
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

☒  Yes          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

☒  Yes          No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

☐  Yes          No  ☒

As of November 7, 2005, the Registrant had 13,339,557 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

ASSETS

	January 1,	October 1,
	2005	2005
CURRENT ASSETS:
Cash	$3,105	$226
Accounts receivable, net	3,178	4,247
Other receivables	2,398	2,083
Inventories, net	22,206	27,963
Deferred income taxes	1,328	1,402
Other current assets	1,546	2,541
Total current assets	33,761	38,462
PROPERTY AND EQUIPMENT, net	20,618	25,173
DEFERRED INCOME TAXES	720	908
GOODWILL	34,320	35,223
DEFINITE-LIVED INTANGIBLES, net	17,897	14,864
OTHER ASSETS	1,669	3,398
Total assets	$108,985	$118,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,632	$1,603
Current portion of capital lease obligations	47	43
Income taxes payable	1,560	171
Accounts payable	9,762	17,386
Accrued liabilities	7,303	10,065
Unearned revenue	3,500	2,036
Total current liabilities	23,804	31,304
LONG-TERM LIABILITIES:
Line of credit	14,404	19,449
Long-term debt, net of current portion	8,170	6,742
Capital lease obligations, net of current portion	98	60
Deferred income tax liabilities	1,458	188
Unearned revenue, net of current portion	1,667	—
Other long-term liabilities	880	736
Total long-term liabilities	26,677	27,175
STOCKHOLDERS’ EQUITY
Common stock, 13,299 and 13,340 issued and outstanding, respectively	133	133
Additional paid-in capital	46,061	48,505
Deferred compensation on restricted stock grants	(103)	(666)
Retained earnings	12,218	11,868
Accumulated other comprehensive income (loss)	195	(291)
Total stockholders’ equity	58,504	59,549
Total liabilities and stockholders’ equity	$108,985	$118,028

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Three Quarters Ended
	October 2,	October 1,	October 2,	October 1,
	2004	2005	2004	2005
NET SALES	$56,893	$60,858	$157,713	$182,506
COST OF GOODS SOLD	34,889	37,706	97,140	113,178
Gross profit	22,004	23,152	60,573	69,328
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	6,533	6,606	22,572	20,264
Legal and professional	1,026	1,210	4,207	3,400
Research and development	567	426	1,902	2,292
Purchased in-process research and development	—	—	83	—
Other selling, general and administrative	10,789	13,538	31,437	37,359
Total selling, general and administrative expenses	18,915	21,780	60,201	63,315
INCOME FROM OPERATIONS	3,089	1,372	372	6,013
OTHER EXPENSE, net	(216)	(755)	(1,271)	(2,562)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,873	617	(899)	3,451
PROVISION FOR INCOME TAXES	(1,520)	(1,191)	(1,102)	(3,801)
NET INCOME (LOSS)	$1,353	$(574)	$(2,001)	$(350)

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$0.10	$(0.04)	$(0.15)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Quarters Ended
	October 2,	October 1,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,001)	$(350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,630	6,572
Amortization of debt issuance costs and discounts	247	138
Foreign currency exchange loss	27	1,390
Stock-based compensation	8	79
Purchased in-process research and development	83	—
Loss on disposal of property and equipment	89	519
Deferred income taxes, net of effects of acquisition	(1,439)	(1,463)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(671)	(1,193)
Inventories, net	695	(6,025)
Other receivables	(1,443)	315
Other current assets	333	(1,047)
Income taxes payable	2,170	(1,245)
Accounts payable	(1,621)	5,917
Accrued liabilities	3,014	4,656
Unearned revenue	(158)	(3,110)
Net cash provided by operating activities	4,963	5,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,996)	(9,549)
Proceeds from sale of property and equipment	3	27
Purchase of definite-lived intangible assets	(3,997)	(610)
Cash paid for acquisition of VisionTec	(3,776)	—
Deposits and other	(289)	(2,121)
Net cash used in investing activities	$(14,055)	$(12,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$159	$381
Net borrowings on line of credit	16,351	5,045
Principal payments on capital lease obligations	(219)	(35)
Debt issuance costs	(196)	—
Principal payments on long-term debt	(8,511)	(1,261)
Proceeds from international government grant	873	—
Net cash provided by financing activities	8,457	4,130
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(67)	91

NET DECREASE IN CASH	(702)	(2,879)
CASH AT BEGINNING OF PERIOD	1,075	3,105
CASH AT END OF PERIOD	$373	$226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$964	$807
Cash paid for income taxes	370	6,510

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.).  The purchase consideration included cash of $3,776 and common stock with a fair value of $3,200.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches.  The first tranche of 90,000 options vested on July 24, 2005.  The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date.  Using this method, the vested options were valued at approximately $1.3 million and the Company recorded this amount as additional purchase consideration, increasing goodwill.

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

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.   Inventories consisted of the following (in thousands):

	January 1,	October 1,
	2005	2005
Purchased contact lenses and accessories	$16,216	$19,789
Manufactured inventories:
Raw materials	930	1,343
Work in process	1,796	1,878
Finished goods contact lenses	3,264	4,953
Total	$22,206	$27,963

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of January 1, 2005 and October 1, 2005, reserves for excess and obsolete inventories were approximately $1.2 million and $1.0 million, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. For the quarter and three quarters ended October 1, 2005, options to purchase 1,278,569 and 974,339 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.  For the quarter and three quarters ended October 2, 2004, options to purchase 956,071 and 1,257,476 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended October 2, 2004			Quarter Ended October 1, 2005
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$1,353	13,287	$0.10	$(574)	13,329	$(0.04)
Effect of stock options		86			—
Diluted EPS	$1,353	13,373	$0.10	$(574)	13,329	$(0.04)

	Three Quarters Ended October 2, 2004			Three Quarters Ended October 1, 2005
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(2,001)	13,254	$(0.15)	$(350)	13,315	$(0.03)
Effect of stock options		—			—
Diluted EPS	$(2,001)	13,254	$(0.15)	$(350)	13,315	$(0.03)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarter and three quarters ended October 2, 2004 and October 1, 2005 consists of the following components (in thousands):

	Quarter Ended		Three Quarters Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net income (loss)	$1,353	$(574)	$(2,001)	$(350)
Foreign currency translation	45	(127)	(125)	(487)
Comprehensive income (loss)	$1,398	$(701)	$(2,126)	$(837)

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	October 2, 2004	October 1, 2005
Net income (loss):
As reported	$1,353	$(574)
Fair-value based compensation, net of tax	(380)	(155)
Pro forma	$973	$(729)

Basic and diluted net income(loss) per common share:
As reported	$0.10	$(0.04)
Pro forma	$0.07	$(0.05)

	Three Quarters Ended
	October 2, 2004	October 1, 2005
Net loss:
As reported	$(2,001)	$(350)
Fair-value based compensation, net of tax	(1,208)	(727)
Pro forma	$(3,209)	$(1,077)

Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.03)
Pro forma	$(0.24)	$(0.08)

The weighted average per share fair value of options granted during the quarter ended October 2, 2004 and the three quarters ended October 2, 2004 was $6.77 and $11.69, respectively.  No options were granted during the quarter ended October 1, 2005.  The weighted average per share fair value of options granted during the three quarters ended October 1, 2005 was $11.30.  The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Three Quarters Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Risk-free interest rate	3.6%	—	3.2%	3.7%
Expected dividend yield	0.0%	—	0.0%	0.0%
Volatility	65.9%	—	67.6%	65.5%
Expected life	5 years	—	5 years	5 years

NOTE 6.  RECENT TRANSACTIONS AND AGREEMENTS

Japanese License and Royalty Agreement

On December 15, 2004 the Company signed an agreement which grants Menicon Co., Ltd. (Menicon) exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

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

The Company evaluated the agreement under Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, and determined that this arrangement should be considered a single unit of accounting.  Therefore, in applying the principles of Staff Accounting Bulletin No. 104 to the license agreement, the Company considered the terms and conditions of the agreement to arrive at a proportional performance methodology of recognizing revenue.  Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June of 2007.   In the event the Company achieves a milestone (not relating to the guaranteed portion of the license fees) prior to the completion of its obligations under the agreement, the milestone payment will be recognized on a straight-line basis over the remaining period of the Company’s continued involvement in meeting its obligations.  Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.   The Company recorded income of $1.0 million and $3.0 million for the fiscal quarter and three quarters ended October 1, 2005, respectively.

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

NOTE 7.  COMMON STOCK TRANSACTIONS

During the three quarters ended October 1, 2005, employees exercised stock options to purchase 39,903 shares of common stock for a total of approximately $0.4 million.  The Company recorded an increase in additional paid-in capital of approximately $0.1 million as a result of the income tax benefit related to these stock option exercises.

During the three quarters ended October 1, 2005, the Company granted nonqualified stock options to purchase 1,000 shares of common stock to employees of the Company.  The exercise price of the options was $22.00 per share, which was not less than the quoted fair market value at the grant date. The options vest equally over a four-year period and expire in five years.

During the three quarters ended October 1, 2005, the Board of Directors granted 30,000 shares of restricted common stock to three employees of the Company.  Two of the grants totaling 20,000 shares were valued at the closing stock price of $22.67 on March 21, 2005, the date of the grant.  The third grant of 10,000 was valued at the closing stock price of $18.84 on May 2, 2005, the date of the grant.  The restrictions on the common stock lapse in equal amounts over a five-year period.  The Company recorded expense of approximately $35,000 and $79,000 related to restricted stock during the quarter ended and three quarters ended October 1, 2005, respectively.  As of October 1, 2005 approximately $0.7 million has been deferred and will be recognized over the vesting period.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches.  The three tranches of 90,000 options vest on July 24, 2005, 2006 and 2007, respectively.  The first tranche of 90,000 options vested on during the third fiscal quarter ended October 1, 2005.  The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date.  Using this method, these vested options were valued at approximately $1.3 million and the Company recorded this amount as additional purchase consideration, increasing goodwill.  Goodwill associated with the ClearLab International acquisition amounted to approximately $12.9 million as of October 1, 2005.

NOTE 8.  DEBT OBLIGATIONS

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $25.6 million as of October 1, 2005, which amount is reduced thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of October 1, 2005, the Company was not subject to this restriction and could borrow up to $25.6 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of October 1, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As of October 1, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $19.4 million. Of this amount, $10.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (5.83% at October 1, 2005) and the remaining $9.4 million bore interest at the lender’s prime rate plus 0.0 percent (6.75% at October 1, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

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

As of October 1, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,375,000 (USD$814,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of October 1, 2005, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$6,110,000 (USD$3,618,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of October 1, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,082,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its loan agreement with its U.S. bank.

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

On October 13, 2005, the Company received a letter from the Federal Trade Commission (“FTC”) notifying the Company that the FTC had received numerous complaints from eye care providers about the Company’s inbound fax system.  Copies of the FTC letter and the Company’s response to the FTC are available on the Company’s website at www.order.1800contacts.com/compliance. The FTC letter states that the “complaints allege that [the Company’s] fax lines are often busy, and that prescribers are therefore unavailable to communicate with it regarding verification requests.”

In response to this letter from the FTC, the Company conducted a thorough review of its systems and found that its verification fax system (provided by a third party with capacity to receive more than a hundred simultaneous faxes) has maintained 99.96% availability to date in 2005.  However, the Company points out in its response to the FTC that with millions of orders processed each year by the Company, even this near perfect uptime could result in instances where a small number of prescribers find the system unavailable for a brief period of time.  In order to ensure compliance with the FCLCA, the Company suspends shipping during a verification system outage and does not take advantage of any system outages to reduce the eight business hours available to prescribers to respond to verification requests as required by the FCLCA.

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

Advertising Commitments

As of October 1, 2005, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $2.2 million and $7.6 million for advertising during the remainder of 2005 and in 2006, respectively.

NOTE 10.  SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, which are developers, marketers, manufacturers and distributors of contact lenses.  The U.S. Retail segment includes revenue from the optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement.   Operating segment information for the quarter and three quarters ended October 2, 2004 and October 1, 2005 is as follows (in thousands):

Quarter Ended October 2, 2004	U.S. Retail	International	Eliminations	Total
Net sales	$54,966	$1,927	$—	$56,893
Gross profit (loss)	22,235	(231)	—	22,004
Research and development	—	567	—	567
Other selling, general and administrative expense	9,701	1,088	—	10,789
Income (loss) from operations	$5,179	$(2,090)	$—	$3,089

Quarter Ended October 1, 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of $917)	$55,791	$5,984	$(917)	$60,858
Gross profit	21,928	1,841	(617)	23,152
Research and development	—	426	—	426
Other selling, general and administrative expense	10,998	2,540	—	13,538
Income (loss) from operations	$3,367	$(1,378)	$(617)	$1,372

Three Quarters Ended October 2, 2004	U.S. Retail	International	Eliminations	Total
Net sales	$153,159	$4,554	$—	$157,713
Gross profit (loss)	60,990	(417)	—	60,573
Research and development	536	1,366	—	1,902
Purchased in-process research and development	—	83	—	83
Other selling, general and administrative expense	28,276	3,161	—	31,437
Income (loss) from operations	$5,865	$(5,493)	$—	$372

Three Quarters Ended October 1, 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of $1,291)	$168,924	$14,873	$(1,291)	$182,506
Gross profit	66,972	3,147	(791)	69,328
Research and development	—	2,292	—	2,292
Other selling, general and administrative expense	31,870	5,489	—	37,359
Income (loss) from operations	$12,159	$(5,355)	$(791)	$6,013

The following reconciles total segment income from operations to income (loss) before provision for income taxes for the quarter and three quarters ended October 2, 2004 and October 1, 2005 as follows (in thousands):

	Quarter Ended
	October 2, 2004	October 1, 2005
Income from operations	$3,089	$1,372
Interest expense	(374)	(347)
Foreign currency exchange transaction gain (loss)	58	(330)
Other income (expense), net	100	(78)
Income before provision for income taxes	$2,873	$617

	Three Quarters Ended
	October 2, 2004	October 1, 2005
Income from operations	$372	$6,013
Interest expense	(1,176)	(995)
Foreign currency exchange transaction loss	(27)	(1,390)
Other expense, net	(68)	(177)
Income (loss) before provision for income taxes	$(899)	$3,451

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended January 1, 2005	U.S. Retail	International	Total

Long-lived assets, net	$33,374	$39,461	$72,835
Total assets	56,216	52,769	108,985

Quarter Ended October 1, 2005	U.S. Retail	International	Total

Long-lived assets, net	$35,854	$43,712	$79,566
Total assets	59,653	58,375	118,028

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”) — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

The Company does not plan to launch a national network until a resolution can be found to industry practices relating to “doctor only” lenses.  These practices prevent the Company from obtaining certain lenses because some manufacturers refuse to sell these lenses to parties other than eye care practitioners.

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

On October 13, 2005, the Company received a letter from the Federal Trade Commission (“FTC”) notifying the Company that the FTC had received numerous complaints from eye care providers about the Company’s inbound fax system.  Copies of the FTC letter and the Company’s response to the FTC are available on the Company’s website at www.order.1800contacts.com/compliance. The FTC letter states that the “complaints allege that [the Company’s] fax lines are often busy, and that prescribers are therefore unavailable to communicate with it regarding verification requests.”

In response to this letter from the FTC, the Company conducted a thorough review of its systems and found that its verification fax system (provided by a third party with capacity to receive more than a hundred simultaneous faxes) has maintained 99.96% availability to date in 2005.  However, the Company points out in its response to the FTC that with millions of orders processed each year by the Company, even this near perfect uptime could result in instances where a small number of prescribers find the system unavailable for a brief period of time.  In order to ensure compliance with the FCLCA, the Company suspends shipping during a verification system outage and does not take advantage of any system outages to reduce the eight business hours available to prescribers to respond to verification requests as required by the FCLCA.

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

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
	October 2,	October 1,	October 2,	October 1,
	2004	2005	2004	2005
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	61.3	62.0	61.6	62.0
Gross profit	38.7	38.0	38.4	38.0

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	11.4	10.9	14.3	11.1
Legal and professional	1.8	2.0	2.7	1.9
Research and development	1.0	0.7	1.2	1.3
Purchased in-process research and development	—	—	0.1	—
Other selling, general & administrative	19.0	22.2	19.9	20.4
Total selling, general & administrative expenses	33.2	35.8	38.2	34.7
INCOME FROM OPERATIONS	5.5	2.2	0.2	3.3
OTHER EXPENSE, net	(0.4)	(1.2)	(0.8)	(1.4)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5.1	1.0	(0.6)	1.9
PROVISION FOR INCOME TAXES	(2.7)	(2.0)	(0.7)	(2.1)
NET INCOME (LOSS)	2.4%	(1.0)%	(1.3)%	(0.2)%

Net sales.  Net sales for the quarter ended October 1, 2005 increased 7.0% to $60.9 million from $56.9 million for the quarter ended October 2, 2004.  For the three quarters ended October 1, 2005, net sales increased 15.7% to $182.5 million from $157.7 million for the three quarters ended October 2, 2004.  Net sales for the Company’s U.S. Retail operations, for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 were $55.8 million and $168.9 million, respectively, an increase from the prior year periods of 2% and 10%, respectively.  Approximately half of the year-to-date increases in U.S. Retail net sales are due to a decrease in the number and percentage of orders the Company canceled as a result of prescription verification procedures (see “Regulatory Considerations”).  For the third quarter of fiscal 2005 a decrease in the number and percentage of orders the Company canceled accounted for approximately $0.5 million of the increase in net sales from the prior year quarter.  The Company believes the cancellation rate has now stabilized and does not anticipate any significant change in the balance of fiscal 2005.  The Company is continually taking steps to minimize canceled orders, including continued development of a more integrated national retail store network and the continued development of internal procedures to help obtain the necessary prescription information that is required to fulfill an order.  The balance of the increase in U.S. Retail net sales for the third quarter and first three quarters of fiscal 2005 can be attributed largely to an increase in average order size due principally to an increased number of customer rebate programs instituted during fiscal 2004 and the first three quarters of fiscal 2005 and an increase in accessory sales.

U.S. Retail net sales for the first three quarters of fiscal 2005 were negatively impacted by the Company’s decision during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens.  Sales of this lens represented approximately 2.5% of the Company’s fiscal 2004 U.S. Retail net sales.  Additionally, net sales during the third quarter of fiscal 2005 were negatively impacted by approximately $0.7 million due to temporary disruptions in service to the Company’s internet customers as the Company upgraded its website to a newer version with enhanced features.

Net sales for ClearLab for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 were $6.0 million and $14.9 million, respectively.  Net sales for ClearLab, for the third quarter of fiscal 2004 and the first three quarters of fiscal 2004 were $1.9 million and $4.5 million, respectively.  ClearLab’s results for the first three quarters of fiscal 2005 include $1.0 million per quarter in license fees from the Company’s Japanese license agreement.  Additionally, $0.9 million and $1.3 million of ClearLab’s sales during the third fiscal quarter and first three fiscal quarters of 2005, respectively, were intercompany sales to the Company’s U.S. retail business and are eliminated for consolidation purposes, as the Company recognizes retail sales when the product is sold to external customers.  During the first three quarters of fiscal 2005, ClearLab realized increased sales to existing and new customers as it has enhanced its product offerings and expanded its production capabilities.

Gross profit.  Consolidated gross profit as a percentage of net sales for the quarter and three quarters ended October 1, 2005 was 38.0% for each period compared to 38.7% and 38.4%, respectively, for the quarter and three quarters ended October 2, 2004.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased to 39.3% for the third quarter of fiscal 2005 from 40.5% in the third quarter of fiscal 2004. This decrease can be attributed largely to an increased number of customer rebate programs instituted during fiscal 2004 and the first three quarters of fiscal 2005.  However, gross profit as a percentage of net sales for the Company’s U.S. Retail operations remained relatively consistent at 39.6% from 39.8% for the three quarters ended October 1, 2005 and October 2, 2004, respectively.

Gross profit as a percentage of net sales for ClearLab was 30.8% and 21.2% for the quarter and three quarters ended October 1, 2005, respectively. For the prior year quarter and three quarters ended October 2, 2004, gross profit as a percentage of net sales was negative due to the start-up nature of ClearLab UK, which was acquired on February 24, 2004.  The increase in gross profit as a percentage of net sales during the fiscal 2005 periods is due mainly to the Company’s continued improvement of its sales volume and manufacturing efficiencies.  The Company expects to see continued improvement in gross margins from ClearLab throughout fiscal 2005.

Advertising expense.  Advertising expense for the quarter ended October 1, 2005 was $6.6 million, an increase of $0.1 million from the quarter ended October 2, 2004.  As a percentage of net sales, advertising expense decreased to 10.9% for the third quarter of fiscal 2005 from 11.4% for the third quarter of fiscal 2004.  For the three quarters ended October 1, 2005, advertising expense was $20.3 million, a decrease of $2.3 million from the three quarters ended October 2, 2004.  As a percentage of net sales, advertising expense decreased to 11.1% for the first three quarters of fiscal 2005 from 14.3% for the first three quarters of fiscal 2004.  The Company expects advertising expenses of approximately $25 million for fiscal 2005.  However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended October 1, 2005 increased

$0.2 million to $1.2 million from the quarter ended October 2, 2004.  As a percentage of net sales, legal and professional fees increased to 2.0% for the third quarter of fiscal 2005 from 1.8% for the third quarter of fiscal 2004.  For the three quarters ended October 1, 2005, legal and professional fees decreased $0.8 million to $3.4 million from the three quarters ended October 2, 2004.  As a percentage of net sales, legal and professional fees decreased to 1.9% for the first three quarters of fiscal 2005 from 2.7% for the first three quarters of fiscal 2004.

During the first quarter of fiscal 2004 the Company invested considerable effort preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA.  During the first three quarters of fiscal 2005, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives.

The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry.

Research and development expenses.  Research and development expenses for the quarter ended October 1, 2005 decreased to $0.4 million, or 0.7% of net sales, from $0.6 million, or 1.0% of net sales, from the quarter ended October 2, 2004.  For the three quarters ended October 1, 2005, research and development expenses were $2.3 million, or 1.3% of net sales, up from $1.9 million, or 1.2% of net sales, for the three quarters ended October 2, 2004.  During the first three quarters of fiscal 2005, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2005 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended October 1, 2005 increased approximately $2.7 million from the quarter ended October 2, 2004.  As a percentage of net sales, other selling, general and administrative expenses for the quarter ended October 1, 2005 also increased to 22.2% from 19.0% for the quarter ended October 1, 2004.  As a percentage of net sales, other selling, general and administrative expenses for the three quarters ended October 1, 2005 increased to 20.4% from 19.9% for the three quarters ended October 2, 2004; such expenses also increased by approximately $5.9 million for the same period.

The Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $1.3 million for the quarter ended October 1, 2005 from the quarter ended October 2, 2004; additionally, such expenses also increased as a percentage of net sales to 19.7% from 17.6% respectively, for the same period.  ClearLab’s other selling, general and administrative expenses increased by approximately $1.5 million for the quarter ended October 1, 2005 from the quarter ended October 2, 2004.  For the three quarters ended October 1, 2005, the Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $3.6 million from the three quarters ended October 2, 2004.  As a percentage of net sales, U.S. Retail other selling, general and administrative expenses for the three quarters ended October 1, 2005 increased to 18.9% from 18.5% for the three quarters ended October 2, 2004.  ClearLab’s other selling, general and administrative expenses increased by approximately $2.3 million for the three quarters ended October 1, 2005 from the three quarters ended October 2, 2004.

The majority of the increase for U.S. Retail relates to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA.  A majority of ClearLab’s increase related to the enhancement and scale up of its operating infrastructure, including the operations of ClearLab UK, which was partially offset in the third quarter by a Singapore government grant of approximately $0.4 million for certain qualifying expenditures which was recorded as a reduction of selling, general and administrative expenses.

The Company expects other selling, general and administrative expenses to fluctuate as a percentage of net sales as the Company continues to grow and expand its U.S. and international operations.

Other expense, net.  Other expense increased to approximately $0.8 million and $2.6 million for the quarter and three quarters ended October 1, 2005, respectively, from approximately $0.2 million and $1.3 million for the quarter and three quarters ended October 2, 2004, respectively.  For the third quarter of fiscal 2005, other expense consisted mainly of approximately $0.3 million in interest expense and $0.3 million in foreign currency exchange transaction losses.  Other expense in the third quarter of fiscal 2004 consisted mainly of interest expense of $0.4 million, offset by unrealized foreign exchange transaction gains of approximately $0.1 million.  For the first three quarters of fiscal 2005, other expense consisted mainly of foreign currency exchange transaction losses of approximately $1.4 million and interest expense of approximately $1.0 million.   For the first three quarters of fiscal 2004, other expense consisted mainly of interest expense of approximately $1.2 million and foreign currency exchange transaction losses of less than $0.1 million.  The foreign currency exchange transaction losses related primarily to intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions - U.S., Singapore and the United Kingdom.  The Company’s effective U.S. income tax rate for the three quarters ended October 1, 2005 is approximately 40% as compared with the 39% reported for the three quarters ended October 2, 2004.   During the first three quarters of fiscal 2005, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore.  For the first three quarters of fiscal 2005, the Company provided a valuation allowance for the full amount of deferred income tax assets in Singapore.   For the first three quarters of fiscal 2005, the Company recorded a tax benefit for the loss from operations of ClearLab UK using an effective tax rate of approximately 25%. The Company provided a valuation allowance for a portion of the deferred income tax assets in the United Kingdom based on the excess of the deferred tax liabilities recorded as of the date of acquisition of ClearLab UK over the deferred tax assets generated by the loss from operations during fiscal 2004 and the expected loss for fiscal 2005, which operating loss can be carried forward indefinitely.  The Company’s effective income tax rates may change as facts and circumstances change.  The Company anticipates that its fiscal 2005 effective income tax rate for the U.S. and the United Kingdom will be consistent with the respective effective rates recorded during the first three quarters of fiscal 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that these uses will continue to be the principal demands on its cash in the future.  As of October 1, 2005, the Company had net working capital of approximately $7.2 million, compared to $10.0 million as of January 1, 2005.

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

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility for borrowings of up to $25.6 million as of October 1, 2005, which amount is reduced thereafter on the first day of each September, December, March and June by $0.4 million until the maturity date of February 27, 2007. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The loan agreement specifies that if the maximum leverage ratio, as defined in the agreement, is greater than 2.5, then the amounts outstanding on the revolving credit facility together with the amount of all outstanding letters of credit can at no time exceed the Company’s book value of inventory. As of October 1, 2005, the Company was not subject to this restriction and could borrow up to $25.6 million. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime plus 0.0 percent and prime plus 1.25 percent or between the applicable LIBOR rate plus 2.0 percent and the applicable LIBOR rate plus 3.25 percent, depending on the Company’s maximum leverage ratio. As of October 1, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As of October 1, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $19.4 million. Of this amount, $10.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (5.83% at October 1, 2005) and the remaining $9.4 million bore interest at the lender’s prime rate plus 0.0 percent (6.75% at October 1, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.38 percent to 0.5 percent, depending on the Company’s maximum leverage ratio.

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

Cash flows from operating activities.  For the three quarters ended October 1, 2005 and October 2, 2004, net cash provided by operating activities was approximately $5.2 million and $5.0 million, respectively.  In the fiscal 2005 period, cash was provided primarily by adjustments to the net loss for non-cash items, increases in accounts payable and accrued liabilities as well as a decrease in other receivables partially offset by increases in inventories, accounts receivable, other current assets as well as from decreases in income taxes payable and unearned revenue.  In the fiscal 2004 period, cash was provided primarily by a decrease in inventories offset by increases in accounts receivable and other current assets.  Also in the 2004 period, cash was provided by an increase in various accrued liabilities partially offset by a decrease in accounts payable.

Cash flows from investing activities.  The Company used approximately $12.3 million and $14.1 million for investing activities in the three quarters ended October 1, 2005 and October 2, 2004, respectively.  In the first three quarters of fiscal 2005, the Company’s deposits increased by approximately $2.1 million of which the majority relates to manufacturing equipment at ClearLab.  The Company also purchased approximately $0.6 million of intangible assets during the fiscal 2005 period.  In the fiscal 2004 period, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec.  The Company also purchased approximately $4.0 million of intangible assets during the fiscal 2004 period.

Capital expenditures for infrastructure improvements for the first three quarters ended October 1, 2005 and October 2, 2004 were approximately $9.5 million and $6.0 million, respectively.  Of these amounts, approximately $5.9 million and $3.5 million relate to ClearLab purchases for the 2005 and 2004 fiscal periods, respectively.  The Company anticipates additional capital expenditures in fiscal 2005 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities.  During the three quarters ended October 1, 2005 and October 2, 2004, net cash provided by financing activities was approximately $4.1 million and $8.5 million, respectively.  In the first three fiscal quarters of 2005, the Company had net borrowings on its credit facility of approximately $5.0 million and made principal payments on debt obligations and capital lease obligations of approximately $1.3 million.  In the first three fiscal quarters of 2004, the Company had net borrowings on its credit facility of approximately $16.4 million and made principal payments on debt obligations and capital lease obligations of approximately $8.7 million and incurred approximately $0.2 million in debt issuance costs.  The Company also received a governmental regional development grant in the U.K. of approximately $0.9 million.  This grant was designed to assist in employment creation while the amount of the grant is based on ClearLab UK capital expenditures.  In the fiscal 2005 and 2004 periods, proceeds from the exercise of common stock options were $0.4 million and $0.2 million, respectively.

As of October 1, 2005, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,375,000 (USD$814,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of October 1, 2005, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$6,110,000 (USD$3,618,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  The Company has guaranteed this term loan.

As of October 1, 2005, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,082,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  The Company has guaranteed this note.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK.  As of October 1, 2005, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to January 1, 2005, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first fiscal quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”) — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

•                                          Continued growth of “doctors only” lenses could compel contact lens manufacturers to adopt or expand a “doctors only” distribution strategy for all or some of the lenses they manufacture.

•                                          The Company may continue to experience order cancellations due to the prescription verification requirements of the Fairness to Contact Lens Consumers Act;

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

•                                          The Company, through a wholly owned subsidiary, is registered as an initial distributor/importer with the FDA, and the Company’s failure to comply with certain regulatory responsibilities and requirements could result in enforcement by the FDA;

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

•                                          A portion of the Company’s sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses; and

•                                          The Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses that it uses.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of October 1, 2005, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $19.4 million as of October 1, 2005. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate.  As of October 1, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $7.8 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

Foreign Currency Risk.  The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations which are denominated in U.S. dollars.  The functional currency of the Company’s Singapore operations is the Singapore dollar.  The Company has debt and other long-term obligations of approximately $8.6 million that are denominated in Singapore dollars and mature over the next five years.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  For the first three quarters of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.6 million on the intercompany balances between the U.S. and Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through November 2, 2005 the exchange rate has fluctuated approximately 3.0 percent (weakening of the U.S. dollar).   If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $2.2 million dollar foreign currency loss on the intercompany balances that exist as of October 1, 2005.

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency.  For the first three quarters of fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.8 million on the intercompany balances between the U.S. and United Kingdom operations.  From the date of the ClearLab UK acquisition, February 24, 2004, through November 2, 2005 the exchange rate has fluctuated approximately 5.4 percent (strengthening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.2 million dollar foreign currency loss on the intercompany balances that exist as of October 1, 2005.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been deducted.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

See notes to condensed consolidated financial statements.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

On August 31, 2005, the Company hired Robert Main as the Company’s Senior Vice President, Professional Network.  Although a definitive agreement is not yet finalized, the principal terms of Mr. Main’s employment are summarized as follows: four year employment term, with a possible one-year severance payment upon termination without cause; annual salary of approximately $210,000; annual bonus range between 0%-60% of the annual base salary; and a grant of the Company’s restricted shares, with the amount, vesting conditions and other terms of such grant to be determined in accordance with, and upon final approval of, a long-term incentive plan.  The Company will file a copy of the finalized, definitive employment agreement upon execution.

Item 6.                    Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1 (i)	Restated Certificate of Incorporation of the Company. (1)
3.1 (ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.1 par value per share. (2)
10.1	Third Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated August 24, 2005, with respect to the Company’s distribution center.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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