Form 10-K
period 2005-12-31
1 800 CONTACTS INC
filed 2006-03-16
CIK 1050122

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 0-23633

1-800 CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0571643
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
66 E. Wadsworth Park Drive, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 316-5000

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by checkmark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes ☐   No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant based on the closing sale price of $19.15 as reported by the Nasdaq National Market (“Nasdaq”) on July 1, 2005 was approximately $146.7 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2006, the Registrant had 13,342,507 shares of Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 19, 2006 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K (the “Form 10-K”).

1-800 CONTACTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.                        Business.

Overview

1-800 CONTACTS, INC. (the “Company”) was incorporated under the laws of the State of Utah in February 1995 and was reincorporated under the laws of the State of Delaware in February 1998 in conjunction with its initial public offering of common stock. The Company’s principal executive office is located at 66 E. Wadsworth Park Drive, Draper, Utah 84020, and its telephone number is (801) 316-5000. The Company maintains various websites on the Internet, including, “www.1800contacts.com”, “www.contacts.com”, “www.contactlenses.com”, “www.evision.com” and “www.1800eyedoctor.com.” The Company provides on its primary website, free of charge through various links, periodic and current reports as soon as is reasonably practicable after such material is filed with or furnished to the SEC.

The Company is a direct marketer of replacement contact lenses and is also a manufacturer, developer and distributor of its own branded and private label contact lenses through its operations in Singapore and the United Kingdom.

U.S. Retail Operations

The Company’s U.S. retail operations sells contact lenses primarily through its easy-to-remember, toll-free telephone number, “1-800 CONTACTS” (1-800-266-8228), and through its Internet addresses. It sells most of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. In fiscal 2005, the Company shipped its thirteen millionth order since inception. The Company’s high-volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 95% of its orders within one business day of receipt and verification of prescriptions.

The Company’s U.S. Internet retail sales channel continued to grow in fiscal 2005 and enhances the Company’s ability to cost effectively serve its customers. The Company’s Internet sales accounted for approximately half of its total revenue during fiscal 2005. Its online presence enables the Company to operate more efficiently by substantially reducing the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers generally lower prices and free shipping in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

The Company’s U.S. retail operations markets its products through national advertising campaigns that aim to increase awareness of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer recall and repeat business. The Company spent approximately $25 million on advertising in fiscal 2005 and has invested over $185 million in its national advertising campaign since inception. The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales.

International Manufacturing Operations

ClearLab is the Company’s international contact lens development, manufacturing and distribution business, focusing on the marketing and selling of its own contact lens products to major retailers and distributors, as well as providing some contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing a wide range of new lens materials and designs. ClearLab sells frequent replacement lenses on a limited basis in Utah through the Company’s retail optical partnership. ClearLab maintains a website on the Internet, “www.clearlab.com.”

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

In November 2003, Congress passed the Fairness to Contact Lens Consumer Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not. It also directs contact lens sellers either to obtain a copy of the prescription itself or to request verification of the prescription by direct communication with the eye care practitioners before shipping all orders (if the prescription is not already on file), and it provides that failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions. The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period). It also directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby limiting a patient’s choice to purchase lenses from a direct marketer. Until a few years ago, substantially all of the major manufacturers of contact lenses refused to sell contact lenses directly to direct marketing companies and sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses have been reduced and may be completely eliminated in the future through, for example, the pro-competitive effects of the FCLCA described above. Likewise, three of the four largest manufacturers are now subject to legal injunctions requiring them to sell contact lenses to direct marketers under certain conditions or have specific agreements with the Company to supply it contact lenses. See “Purchasing and Principal Suppliers” and “Government Regulation.”

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

The Internet possesses a number of unique and commercially powerful characteristics that differentiate it from traditional media: users communicate or access information without geographic limitations; user’s access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously. The Internet has created a dynamic and particularly attractive medium for commerce; empowering customers to gather more comparative purchasing data than is feasible with traditional commerce systems, to shop in a more convenient manner and to interact with sellers in many new ways. The Company believes that the Internet provides a convenient and efficient medium for the sale of replacement contact lenses.

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

The Company has access to most of the major brands and product types in the industry, including spherical, toric, multifocal and colored lenses either directly from the manufacturer or through distributors. The Company’s sales by brand and product type are generally representative of the industry with the exception of contact lenses sold under restricted distribution polices by the respective manufacturer.

The Company offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and

CooperVision. Given the proliferation of SKUs in the industry via numerous brands, colored and specialty lenses, the Company’s substantial inventory provides contact lens wearers with ready access to their lenses. The Company can ship approximately 95% of its orders within one business day of receipt and verification of prescriptions. The Company believes that its large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as a customer service advantage for the Company versus potential entrants and smaller competitors in direct marketing of contact lenses.

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision as well as from distributors. See “Purchasing and Principal Suppliers.” The Company’s products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer.

The Company has partnered with a regional optical retail chain to combine both parties’ contact lens business in the state of Utah. The Company believes this partnership creates a seamless experience for Utah consumers that includes exams as well as in-store, phone and online service. The Company also sells frequent replacement lenses manufactured by ClearLab through this partnership in Utah on a limited basis.

The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and plans to have 1,000 locations by the end of 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

Based on previously conducted test marketing, the Company believes that its customers are receptive to an offer from the Company to try both a new product and a new eye care practitioner. The Company believes that a more active role in the product/provider decision may help it address the policies of certain manufacturers that continue to refuse to sell certain brands to the Company and seek to sell these same brands exclusively to eye care practitioners. The Company also believes that by educating consumers as to specific eye care practitioners’ anti-consumer activities—and as appropriate, recommending more consumer focused eye care practitioners—that it can influence the consumer decision making process which will directly affect overall practices in the industry. In cases where manufacturers or eye care practitioners stand in the way of the customer’s choice to purchase from the Company, the Company believes it will be able to offer the customer the opportunity to try an alternative eye care provider and an alternative product.

The Company also offers certain products related to contact lenses including solutions and lens cases for storing contact lenses that are produced by and purchased from an outside party on a contract basis.

International Manufacturing Operations

The Company’s wholly owned subsidiary, ClearLab, is the Company’s principal marketing organization for its wholesale manufacturing and distribution business, focusing on the marketing of its own contact lens products to major retailers and distributors, as well as providing some contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing a wide range of new lens materials and designs. ClearLab sells frequent replacement lenses on a limited basis in Utah through the Company’s retail optical partnership.

ClearLab expanded its manufacturing capabilities on February 24, 2004, when the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom. VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”). ClearLab UK began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and has expanded its production capabilities in the United Kingdom. ClearLab plans to increase its product offerings to the international markets from its facilities in Singapore and the United Kingdom as demand for its product continues to grow.

In December 2004, the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. The Company will continue to recognize the license fees as revenue as it fulfills its obligations and certain milestones are achieved. The Japanese manufacturer will also pay royalties for a period of at least 15 years once the product is launched in Japan.

ClearLab’s development and manufacturing capabilities also provide the Company access to current and future contact lens products, which the Company may introduce to the U.S. market should the Company’s access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

Customers and Marketing

U.S. Retail Operations

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

The majority of contact lens wearers are between the ages of 14 and 49. Approximately two-thirds of contact lens wearers are women and contact lens wearers generally have higher incomes than eyeglass wearers. Through its national advertising campaign, the Company is able to target its advertising to contact lens wearers in these key demographic groups, as well as certain other persons based on other important demographics.

During fiscal 2005, the Company spent approximately $25 million on advertising. The Company’s advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases. In addition, the Company intends to continue its direct marketing campaign to its customers through the U.S. mail and e-mail.

A brief description of the principal components of the Company’s national advertising campaign is set forth below:

Broadcast.   The Company utilizes a nationwide broadcast advertising campaign with significant purchases on both cable and network television and radio. The Company’s broadcast ads typically focus on making the process of replacing contact lenses easier for consumers by rapidly delivering to customers the same contact lenses offered by eye care practitioners and by streamlining an otherwise complicated process of ordering prescription medical devices from an alternative seller. The Company believes that its easy-to-

remember phone number and Internet addresses make television a particularly effective marketing vehicle and that television advertising will continue to be the key to building awareness for its 1-800 CONTACTS brand name.

Internet.   The Company uses the Internet as a means of marketing in an effort to drive new and repeat traffic. The Company utilizes a comprehensive paid advertising search engine campaign on the major U.S. search engine platforms. The Company uses e-mails as an effective tool to provide reminders to existing customers when it is time to reorder. The Company leverages current relationships and continues to seek opportunities to expand its presence within highly trafficked content sites.

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

International Manufacturing Operations

ClearLab markets its products internationally and sells frequent replacement lenses on a limited basis in Utah through the Company’s retail optical partnership. ClearLab’s other customers include various international retailers and distributors. ClearLab also currently manufactures frequent replacement disposable lenses for one of the leading contact lens manufacturers.

Operations

U.S. Retail Operations

The primary components of the Company’s U.S. Retail operations include its teleservices, order entry, Internet order taking, prescription verification, optical retail store partnership, doctor referral network, customer service and distribution and fulfillment.

Teleservices, Order Entry, Internet Order Taking and Customer Service.   The Company provides its customers with toll-free telephone access to its Customer Service Representatives (“CSRs”). The Company’s call center generally operates 24 hours a day, 7 days a week. Customers may also place orders via the Internet 24 hours a day, 7 days a week. In addition, potential customers may also obtain product, pricing or other information over the Internet or through the Company’s call center. The Company’s orders are received by phone, Internet, mail, facsimile and electronic mail. CSRs process orders directly into the Company’s proprietary management information systems, which provide customer order history and information, product specifications, product availability, expected shipping date and order number. CSRs are provided with a sales script and are trained to provide information about promotional items. Additionally, CSRs are trained to provide customer service and are authorized to resolve all customer service issues, including accepting returns and issuing refunds, as appropriate.

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

The Company continually upgrades and enhances its management information systems. The Company believes its management information systems have the capacity to handle up to 30,000 calls per day. The Company’s CSRs currently handle approximately 7,000 calls per day.

Prescription Verification.   The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act (“FCLCA”). The FCLCA requires that contact lenses only be sold to customers based on the seller obtaining a copy of the prescription itself or verifying the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. See also “Government Regulation.”

Website.   The Company’s principal website provides customers with a quick, efficient and cost-effective source for obtaining replacement contact lenses 24 hours a day, 7 days a week. The Company is continually upgrading the content and functionality of its website. The website allows customers to easily browse and purchase substantially all of the Company’s products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping, shipping confirmation and online order tracking. During the call center’s operating hours, the Company offers service and support to its Internet customers over the telephone. The Company also provides e-mail support to customers 24 hours a day, 7 days a week. The Company’s website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

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

Optical Retail Store Partnership.   During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement is to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service. This partnership also allows the Company to realize the benefits of vertical integration through the selling of ClearLab products to Utah consumers.

This agreement expired in January 2006; however, both parties continue to operate their contact lens businesses jointly as they work towards confirming the terms of a new arrangement. The Company expects to enter into a new agreement. The Company is deferring any decision to launch a national network with optical retail stores until a resolution can be found to industry practices relating to “doctors only” lenses, and after a review of the Company’s progress with the doctor referral network.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select independent practitioners and optical retail chains and plans to have 1,000 locations by the end of 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

The Company is developing this referral program under the brand name ProNet. ProNet will serve as the division of the Company dedicated to the national doctor referral network. The Company will launch a website in support of the ProNet brand during March 2006. This website will serve as a tool to assist ProNet in recruiting providers and communicating with its current providers.

The Company believes its current referral program is a unique offering for Internet, phone or mail order companies, allowing it to capture orders from new customers who need an updated prescription and recapture customer orders that might otherwise need to be cancelled under federal law.

Distribution and Fulfillment.   Approximately 95% of the Company’s orders are shipped within one business day of receipt and verification of prescriptions. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is generally charged on each customer order, except most orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company’s management information systems automatically determine the anticipated delivery date for each order.

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

The Company’s retail distribution center is approximately 84,000 square feet and is strategically located near the Salt Lake City, Utah, international airport.

International Manufacturing Operations

ClearLab’s products are manufactured in production facilities located in Singapore and the United Kingdom. The Singapore facility currently has the capacity to produce in excess of 48 million lenses annually and is operating at approximately 50 percent of capacity. ClearLab’s U.K. facility based in Plymouth currently has the capacity to produce 80 million daily lenses and is operating at approximately 50 to 60 percent of capacity. ClearLab manufactures its frequent replacement soft contact lenses by way of injection cast molding of plastic molds in which it doses various polymers and daily soft contact lenses through a proprietary free-forming process. In both processes, dry lenses are hydrated to their final wet state in order to become a complete lens. ClearLab also has the ability to wet cast mold lenses where the lenses are formed partially hydrated. ClearLab’s products are distributed from both its Singapore and United Kingdom facilities.

Management Information Systems

The Company has developed proprietary management information systems that integrate the Company’s direct marketing, order entry and order fulfillment operations. The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service. The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company’s inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions; (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses; and (vi) communicate directly with eye care providers’ offices to accurately and timely verify contact lens prescriptions.

These management information systems provide the Company’s CSR with real-time product availability information for substantially all of its products through a direct connection with the Company’s distribution center; whereupon information is immediately updated as lenses are shipped. In addition, Internet customers can obtain real-time product availability information for many products. The management information systems also have an integrated direct connection for processing credit card payments which allows the CSR to ensure that a valid card number and authorization have been received in approximately five seconds while the CSR is on the phone with the customer. CSRs also have access to records of all prior contact with a customer, including the customer’s address, prescription information, order history and payment history and notes of any prior contact with the customer made by phone, Internet, e-mail, mail or fax. Based on product availability provided by the management information systems, the CSR provides the customer with an estimated date of delivery of their lenses. If a customer’s order will not be shipped by the promised delivery date, the management information systems notify the CSR who entered the order and provide any information explaining the delay, and the CSR contacts the customer to inform the customer of the delay.

After an order has been entered into the management information systems either by a CSR or directly by a customer through the Company’s order entry system on its Internet website, it is sent through the Company’s verification process to attempt to confirm the validity of the prescription. Once the prescription is verified or the verification hold time has elapsed (see “Government Regulations” section), the order is sent to the Company’s distribution center via a direct connection. If the prescription is expired or determined to be invalid during the verification process, the order is then cancelled and the customer’s information is made available to one of the Company’s CSRs to inform the customer of the cancellation. At this time, one of the Company’s CSRs offers to assist the customer by referring the customer to an eye care practitioner within the Company’s national doctor referral network, and provides the customer with promotional offers which may include, for example, an offer for a discounted eye exam.

After the distribution center receives an order, the invoice for the order is printed and the customer’s credit card is charged, if applicable. The invoice for each order contains the type and quantity of the lenses, as well as a shipping label for the order. Tracking, manifesting, billing and other shipping functions are integrated into the Company’s management information systems so that all necessary bar codes and tracking information for shipment via independent couriers are printed directly on the Company’s shipping label.

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

The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch. This system is further protected by a generator capable of supporting the Company’s call center operations for a period of five days. All critical data is stored on high-availability, redundant storage platforms, and backed up daily to near-line disk, and to tape. In addition, tape backups of all critical data are stored at a secure offsite location.

Purchasing and Principal Suppliers

U.S. Retail Operations

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision, as well as from distributors. Currently, the Company purchases the majority of its products directly from these manufacturers. However, the Company occasionally purchases products from two of the above manufacturers through unauthorized distributors at a lower cost and also purchases certain other products through unauthorized distributors that are marketed as “doctors only” and sold only to eye care practitioners. The Company can purchase some, but not all, “doctors only” lenses through unauthorized distributors.

As a result of “doctors only” marketing practices, the Company is not an authorized dealer for some of the products it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future. The factors of price, availability and source of the contact lenses are all considerations in deciding which lenses to offer for sale. During the latter part of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 23 percent, 44 percent and 42 percent of its contact lenses purchased in fiscal 2003, 2004 and 2005, respectively. The Company’s top three suppliers accounted for approximately

59 percent, 83 percent and 81 percent of the Company’s inventory purchased in fiscal 2003, 2004 and 2005, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales. In that regard, the Company does not have any contracts with manufacturers or distributors of contact lenses which provide for an absolute guarantee of supply to the Company.

The Company’s current supply agreements with Johnson & Johnson Vision Care and CIBA Vision expire April 2007 and September 2006, respectively. Both manufacturers have stated a desire to extend the supply agreements, and the Company expects to renew these agreements prior to the expiration dates. The Company also purchases directly from Bausch & Lomb as a result of a five year settlement agreement that Bausch & Lomb signed in 2001. That settlement agreement will expire in November 2006; however, the Company has received no indication that Bausch & Lomb will not sell to the Company after the expiration of the settlement agreement.

The Company has agreements with its top two suppliers for improved pricing and marketing support. This support has come and will come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

ClearLab’s development and manufacturing capabilities provide the Company access to current and future contact lens products, which the Company may introduce to the U.S. market should the Company’s access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support.

Competition

U.S. Retail Operations

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

International Manufacturing Operations

The manufacturing of contact lenses is also highly competitive. With respect to its manufacturing operations, the Company faces competition from other contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. Most of the Company’s competitors have substantially greater resources to invest in product development and customer support and greater access to financial and other resources than the Company.

Government Regulation

U.S. Retail Operations

Federal Regulation

Contact lenses are regulated by the Food and Drug Administration (“FDA”) as “medical devices.” The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. Rigid gas permeable and soft contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear. These regulations generally apply only to the manufacturing of contact lenses and, therefore, do not directly impact the direct marketing operations of the Company. Federal regulations also require the labels on “medical devices” to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall within this exception must contain as part of their labeling the statement “Caution: Federal law restricts this device to sale by or on the order of (physician or other licensed practitioner),” the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA. Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties or prosecution. To date, the FDA has not taken any such action against the Company.

In November 2003, Congress passed the Fairness to Contact Lens Consumers Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not. It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions. The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period). It also directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

Satisfying the prescription verification requirement of the FCLCA obligates a contact lens seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

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

Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state or the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company, (ii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iii) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company’s compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel. The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company’s practice is to review such notices with legal counsel to determine the appropriate response on a case-by-case basis.

It is the opinion of management, after discussion with legal counsel, that the Company has formulated an appropriate policy and, as needed, takes appropriate steps to address the various notices it has received or may in the future receive. See “Legal Proceedings” for explanation of formal complaints filed against the Company concerning its business practices.

International Manufacturing Operations

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

FDA Regulation

Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and implementing regulations, the FDA regulates the testing, manufacturing, labeling, distribution, importation and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution or importation, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

Most of ClearLab’s products have 510(k) clearance, and any new products under development to be marketed in the United States will undergo clinical studies to support a 510(k) or PMA. There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance. The Company cannot assure that it will be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a manufacturer of medical devices for the U.S. market, ClearLab is required to register with the FDA and comply with the FDA’s Code of Federal Regulations quality system requirements. These regulations require that ClearLab maintain manufacturing, testing and control activities records in a prescribed manner and maintain careful records of, and control over, device design development. Further, ClearLab and the Company are required to comply with FDA requirements for labeling and promoting products. ClearLab is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if the FDA finds ClearLab to be not in compliance with applicable laws and regulations. If the FDA believes that ClearLab may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place ClearLab under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of volatile conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against ClearLab, its officers or its employees. In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals.

The Company, through a wholly owned subsidiary, conducts activities as an initial importer of contact lens products which also are subject to regulation by the FDA. The subsidiary must register its establishment, list the devices that are being imported and comply with the FDA’s quality system regulations. Registration and listing are merely administrative acts and do not involve the FDA approval or clearance. The quality system regulations require that the subsidiary develop appropriate practices to address management responsibilities, control of documents and handling, storage and records maintenance, among other things. Similar to ClearLab, the FDA may periodically inspect the subsidiary. If the FDA finds that the subsidiary is not in compliance with the applicable laws and regulations, the FDA may institute enforcement actions, such as issuance of a Form FDA 483 or warning letter or impose the more severe penalties as described above.

Manufacturers and importers of medical devices for marketing in the United States must also comply with medical device reporting (“MDR”) requirements that companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

Any adverse regulatory action or the failure of ClearLab or the above mentioned subsidiary to comply with regulatory requirements could have a material adverse effect on the Company.

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

International Regulation

ClearLab’s products also are subject to regulation in other countries in which its products are sold. The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the EU are subject to the EU’s medical devices directive (“Directive”).

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

Intellectual Property

U.S. Retail Operations

The Company conducts its direct marketing business under the various trade names and service marks, including “1-800 CONTACTS.” The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. To this end, the Company has secured trademark registration for the “1-800 CONTACTS” name. The Company has obtained the rights to various telephone numbers, including but not limited to the 1-800 CONTACTS telephone number. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone numbers. The Company does not expect to lose the right to use the telephone numbers; however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number or other specific telephone numbers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

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

International  Manufacturing Operations

The Company has certain intellectual property rights, including patents important to the operations of ClearLab and various other patent applications relating to contact lenses and the manufacturing of contact lenses. ClearLab also has the rights to www.clearlab.com.

Employees

As of December 31, 2005, the Company had 1,135 full-time and part-time employees, including 604 in the United States, 382 in Singapore and 149 in the United Kingdom. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Item 1A.                Risk Factors

Please consider carefully the following risk factors and all other information contained in this report. The risks and uncertainties described below are risks that the Company currently believes to be material, but they are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair its business operations. Any of the following risks could harm the Company’s business, operating results and financial condition. This report contains forward-looking statements that involve known and unknown risks and uncertainties. These statements relate to the Company’s plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed below and elsewhere in this report.

Risks Relating to Our Business

Continued growth of “doctors only” lenses could compel contact lens manufacturers to adopt or expand a “doctors only” distribution strategy for all or some of the lenses they manufacture.

Until a few years ago, substantially all of the major manufacturers of contact lenses refused to sell lenses to direct marketers, including the Company, and sought to prohibit their distributors from doing so. As a result, the Company historically purchased a substantial portion of its products from unauthorized distributors. Currently, the Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision, as well as from distributors. The Company purchases the majority of its products directly from these manufacturers. However, the Company occasionally purchases products from two of the above manufacturers through unauthorized distributors at a lower cost and also purchases certain other products through unauthorized distributors that are marketed as “doctors only” and sold only to eye care practitioners. The Company can purchase some, but not all, “doctors only” lenses through unauthorized distributors.

The Company’s current supply agreements with Johnson & Johnson Vision Care and CIBA Vision expire April 2007 and September 2006, respectively. Both manufacturers have stated a desire to extend the supply agreements, and the Company expects to renew these agreements prior to the expiration dates. The Company also purchases directly from Bausch & Lomb as a result of a five year settlement agreement that Bausch & Lomb signed in 2001. That settlement agreement will expire in November 2006; however, the Company has received no indication that Bausch & Lomb will not sell to the Company after the expiration of the settlement agreement. The Company believes there is a risk that continued growth of “doctors only” lenses could compel one or more of these manufacturers to switch back to a “doctors only” distribution strategy for all or some of their lenses. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company will continue to experience order cancellations due to the prescription verification requirements of the Fairness to Contact Lens Consumers Act.

The federal Fairness to Contact Lens Consumer Act (“FCLCA”) established a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA requires that contact lenses only be sold to consumers based on a valid prescription. Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber. Although the FCLCA eliminated much of the previous legal risk and uncertainty associated with numerous differing and often ambiguous or archaic state laws and regulations that had previously governed the sale of contact lenses, the Company’s adherence to the FCLCA’s requirements nationwide results in it canceling a portion of its customers’ orders due to their prescriptions being expired or otherwise invalid. Net sales for fiscal 2003, 2004 and 2005 were negatively impacted by canceled orders due to the Company’s prescription verification procedures.

The Company may continue to incur significant legal and professional fees related to its legal matters and its efforts to proactively influence the industry on its behalf and on behalf of its consumers.

The Company spent $6.4 million, $5.6 million and $4.7 million on legal and professional fees in fiscal 2003, 2004 and 2005, respectively. As a percentage of net sales, legal and professional fees have decreased over the last few years, representing 3.4%, 2.6% and 2.0% of net sales in fiscal 2003, 2004 and 2005, respectively. During these years, the Company incurred significant legal and professional fees related to legal initiatives and increased efforts, including considerable lobbying activities, to overcome the anticompetitive barriers in the industry on the Company’s behalf and on behalf of consumers. The Company expects to continue to incur legal and professional fees as it maintains efforts to proactively change the laws, regulations and anti-competitive practices affecting the industry. The Company expects to increase its fiscal 2006 legal and professional fees from the fiscal 2005 amount.

The Company obtains a large percentage of its inventory from a limited number of suppliers.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 22 percent, 44 percent and 42 percent of its contact lenses purchased in fiscal 2003, 2004 and 2005, respectively. The Company’s top three suppliers accounted for approximately 59 percent, 83 percent and 81 percent of the Company’s inventory purchased in fiscal 2003, 2004 and 2005, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

The Company may incur unforeseen costs or not realize all of the anticipated benefits from its relationships with Johnson & Johnson Vision Care and CIBA Vision.

In November 2002, the Company reached an agreement with Johnson & Johnson Vision Care to become an authorized retailer of Johnson & Johnson Vision Care contact lenses and began buying direct from Johnson & Johnson Vision Care during March 2003. Prior to this, the Company became an authorized retailer of CIBA Vision contact lenses and began buying direct from CIBA Vision. These direct relationships have lowered the Company’s product acquisition costs and allowed it to offer rebates and other incentives not previously available to its customers who wear lenses manufactured by these companies. The Company has also been able to reduce its inventory investment by purchasing a more balanced mix of products at lower prices than it has historically been able to obtain through indirect sources. However, there is no assurance that the Company will be able to continue to realize these benefits or other anticipated benefits in the future from its relationship with these manufacturers.

The Company currently purchases a portion of its products from unauthorized distributors and is not an authorized distributor for some of the products that it sells.

As a result of “doctors only” marketing practices, the Company is not an authorized dealer for some of the products it sells. In addition, the Company believes that the price which it pays for certain products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, who are able to buy directly from the manufacturers of such lenses and who benefit from being allowed to participate in cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future. The factors of price, availability and source of the contact lenses are all considerations in deciding which lenses to offer for sale. During the latter part of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

Because the Company does not manufacture most of the contact lenses that it sells, the Company cannot ensure that all of the contact lenses it sells meet all federal regulatory requirements.

Contact lenses are regulated as medical devices by the FDA. Under the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), medical devices must meet a number of regulatory requirements, including the requirement that they be cleared or approved by the FDA, be manufactured in accordance with good manufacturing practice regulations, be labeled in compliance with federal law, and be listed with the FDA. The Company attempts to ensure that the lenses it buys comply with federal laws. However, if it is not the manufacturer, the Company cannot ensure that the lenses it sells complies with the FDC Act. The distribution of medical devices that do not comply with the FDC Act is unlawful and subjects the distributor and the devices themselves to FDA regulatory action. The possible sanctions include warning letters from the FDA, injunction, civil penalties and criminal prosecution, as well as seizure and/or destruction of the contact lenses.

It is possible that the FDA could consider certain of the contact lenses the Company sells to be misbranded or adulterated.

Contact lenses are regulated by the FDA as “medical devices.” The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. These regulations generally apply only to the manufacturing of contact lenses and, therefore, do not directly impact the direct marketing operations of the Company. Federal regulations also require the labels on “medical devices” to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall within this exception must contain as part of their labeling the statement “Caution: Federal law restricts this device to sale by or on the order of (physician or other licensed practitioner),” the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA. Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties or prosecution. To date, the FDA has not taken any such action against the Company.

A portion of the Company’s sales may be found not to comply with state laws and regulations concerning the delivery and sale of contact lenses.

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

Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state or the Company being required to comply with such laws or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company, (ii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iii) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably.

The Company’s manufacturing facilities and products are subject to stringent regulation by the FDA, and the Company may not be able to develop and manufacture viable, high quality contact lenses for sale to consumers that meets all federal regulatory requirements.

Pursuant to the FDC Act, and implementing regulations, the FDA regulates the testing, manufacturing, labeling, distribution, importation and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution or importation, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

Most of ClearLab’s products have 510(k) clearance, and any new products under development to be marketed in the United States will undergo clinical studies to support a 510(k) or PMA. There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance. The Company cannot assure that it will be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a manufacturer of medical devices for the U.S. market, ClearLab is required to register with the FDA and comply with the FDA’s Code of Federal Regulations quality system requirements. These regulations require that ClearLab maintain manufacturing, testing and control activities records in a prescribed manner and maintain careful records of, and control over, device design development. Further, ClearLab and the Company are required to comply with FDA requirements for labeling and promoting products. ClearLab is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if the FDA finds ClearLab to be not in compliance with applicable laws and regulations. If the FDA believes that ClearLab may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place ClearLab under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of volatile conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against ClearLab, its officers or its employees. In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals.

The Company, through a wholly owned subsidiary, conducts activities as an initial importer of contact lens products which also are subject to regulation by the FDA. The quality system regulations require that the subsidiary develop appropriate practices to address management responsibilities, control of documents and handling, storage and records maintenance, among other things. Similar to ClearLab, the FDA may periodically inspect the subsidiary. If the FDA finds that the subsidiary is not in compliance with the applicable laws and regulations, the FDA may institute enforcement actions, such as issuance of a Form FDA 483 or warning letter or impose the more severe penalties as described above.

Manufacturers and importers of medical devices for marketing in the United States must also comply with medical device reporting requirements that companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Any adverse regulatory action or the failure of ClearLab or the above mentioned subsidiary to comply with regulatory requirements could have a material adverse affect on the Company.

The Company cannot assure that it will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operation.

The Company’s manufacturing facilities and products are subject to stringent regulation by various foreign jurisdictions in which its products are manufactured and/or sold.

ClearLab’s products also are subject to regulation in other countries in which its products are sold. The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the EU are subject to the EU’s medical devices directive (“Directive”). Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for CE marking. “CE marking” means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.

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

Consumer acceptance of the Company’s manufactured products may not meet the Company’s expectations.

The Company’s wholly owned subsidiary, ClearLab, is the Company’s principal marketing organization for its wholesale manufacturing and distribution business, focusing on the marketing of its own contact lens products to major retailers and distributors, as well as providing some contract manufacturing capacity for other contact lens manufacturers. ClearLab’s development and manufacturing capabilities also provide the Company access to current and future contact lens products, which the Company may introduce to the U.S. market should the Company’s access to contact lenses from the major contact lens manufacturers be disrupted, curtailed or otherwise negatively impacted, or if the manufacturers do not provide the Company with contact lenses at competitive pricing and with competitive marketing support. The Company intends to continue to increase its product offerings to the international markets. However, consumer acceptance of the Company’s manufactured products may not meet the Company’s expectations, and it cannot assure that the Company will be able to increase its product offerings in the international markets.

The Company may not be able to establish a sufficient network of eye care practitioners to provide contact lens eye exams to its customers who have expired contact lens prescriptions.

The Company is continually taking steps to minimize canceled orders, including continued development of a doctor referral network. The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and plans to have 1,000 locations by the end of 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers. If the Company is not successful in expanding its national doctor referral network, net sales could be negatively impacted by the Company’s inability to recapture orders canceled due to expired contact lens prescriptions.

The Company’s quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter.

The Company currently expenses all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are affected by the timing of television, radio and Internet advertisements and by the mailing of its printed advertisements within and between quarters. The volume of mailings and other advertising may vary in different quarters and from year to year depending on the Company’s assessment of prevailing market opportunities. The Company’s operating results for any particular quarter may not be indicative of future operating results. For example, the Company typically decreases advertising expenditures in the fourth quarter due to the increased cost to advertise during this period. As a result, the Company, in the past has, and in the future expects to, generate lower revenues in the fourth quarter than in the preceding third quarter. You should not rely on quarter-to-quarter comparisons of the Company’s results of operations as an indication of its future performance. In the future the Company’s results of operations may be below the expectations of public market analysts. This in the past has and in the future could cause the trading price of the Company’s common stock to fall significantly.

The retail sale of contact lenses is highly competitive and certain of the Company’s competitors are large, national optical chains that have greater resources than the Company.

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

The Company’s principal competitors include ophthalmologists and optometrists in private practice. The Company also competes with national optical chains, such as Pearle Vision, LensCrafters and National Vision Association, and mass merchandisers, such as Wal-Mart, Sam’s Club and Costco. In addition, the Company competes with other direct marketers of contact lenses, including on-line direct marketers. The Company may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than the Company.

The Company believes that many of its competitors, including most eye care practitioners, national optical chains and mass merchandisers, have direct supply arrangements with all of the contact lens manufacturers which in some cases afford those competitors with better pricing terms, access to supply and other sales and marketing programs. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The inability of the Company to effectively compete within the industry would have a material adverse effect on the Company’s business, financial condition and results of operations.

The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity.

The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures, including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis. If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, these procedures or other alternative technologies may be developed in the future, which may cause a substantial decline in the number of contact lens wearers and thus harm the Company’s business.

Increases in the cost of shipping, postage or credit card processing could harm the Company’s business.

The Company ships its products to customers by United States mail and other overnight delivery and surface services. It generally invoices the costs of delivery and parcel shipments directly to customers as separate shipping and handling charges. In addition, the Company uses direct mailings to advertise its products and receives a majority of payments from customers using credit cards. Any increases in shipping, postal or credit card processing rates could harm the Company’s operating results as it may not be able to effectively pass such increases on to its customers. Similarly, strikes or other service interruptions by these shippers could limit the Company’s ability to market or deliver its products on a timely basis.

The Company’s business could be harmed if it is required to collect state sales tax on the sale of all products.

At present, the Company only collects sales or other similar taxes in connection with the sale of its products to consumers located inside the state of Utah. From time to time, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as the Company. A successful assertion by one or more states that the Company should have collected or should be collecting sales taxes on the sale of its products could result in additional costs and administrative expenses to the Company and corresponding price increases to its customers, which could harm the Company’s business.

The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it manufacturers or sell results in personal injury.

The Company faces an inherent risk of exposure to product liability claims in the event that the use of the products it manufactures and/or sells results in personal injury. Although the Company has not experienced any significant losses due to product liability claims, it cannot assure that it will not experience such losses in the future. The Company maintains insurance against product liability claims, but it cannot be certain that such coverage will be adequate to cover any liabilities that it may incur, or that such insurance will continue to be available on terms acceptable to the Company. A successful claim brought against the Company in excess of available insurance coverage, or any claim that results in significant adverse publicity, could harm the Company’s business.

The Company conducts its retail operations through a single distribution facility.

Substantially all of the Company’s U.S. retail inventory is stored and shipped from its distribution center in Salt Lake City. The Company depends in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. The Company may not be able to accurately anticipate all of the changing demands that its expanding operations will impose on its receiving and distribution system. In addition, events beyond the Company’s control, such as disruptions in operations due to labor disagreements, shipping problems, fires or natural disasters, may harm the Company’s business.

The Company is subject to certain risks associated with its foreign operations that could harm its revenues and profitability.

As a result of the ClearLab International and ClearLab UK acquisitions, the Company has significant operations in Singapore and in the United Kingdom. Certain risks are inherent in international operations, including the following: the Company may have difficulty enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers may have longer payment cycles than customers in the United States; tax rates in certain foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; general economic and political conditions in countries where the Company operates may have an adverse effect on its operations in those countries; the Company may find it difficult to manage a large organization spread throughout various countries; the Company may find it difficult to interpret foreign and domestic tax laws and anticipate foreign tax liabilities; and the Company may find it difficult to comply with other foreign laws and regulations.

As the Company continues to expand its business globally, success will depend, in part, on its ability to anticipate and effectively manage these and other risks. The occurrence of any of the foregoing risks could have a significant effect on the Company’s international operations and, as a result, its revenues and profitability.

Currency exchange rate fluctuations could have an adverse effect on the Company’s financial results.

The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar and the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

The Company may be required to reduce the carrying value of its intangible assets if events and circumstances indicate the remaining balance of intangible assets may not be recoverable.

The Company has a significant amount of goodwill and other intangible assets recorded on its balance sheet as a result of its acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and other intangible assets with indefinite lives be tested for impairment annually using market values, or more frequently if impairment indicators arise. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair market value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. If required, these charges would be included in operating income. If the Company determines that significant impairment has occurred, it would be required to write off the impaired portion of intangible assets, which could have a material adverse effect on its operating results in the period in which the write-off occurs.

The Company’s intellectual property rights may be challenged, and the Company does not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses.

The Company conducts its direct marketing business under the various trade names and service marks, including “1-800 CONTACTS.” The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. To this end, the Company has secured trademark registration for the “1-800 CONTACTS” name. The Company has obtained the rights to various telephone numbers, including but not limited to the 1-800 CONTACTS telephone number. However, under applicable FCC rules and regulations, the Company does not have and cannot acquire any property rights to the telephone numbers. The Company does not expect to lose the right to use the telephone numbers; however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number or other specific telephone numbers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

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

The Company may not be able to complete its milestones and obligations in a timely manner under the Japanese license agreement and may not receive the amount of license fees and royalties that it presently anticipates under the agreement.

In December 2004, the Company signed an agreement which grants Menicon, Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004, $3 million in December 2005 and $2 million in January 2006. The remaining $8 million is expected to be paid over the next two to four years as the Company continues to fulfill its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. Of the $10 million that has been received, $3 million is based on achievement of a specific milestone and the balance received represents a portion of the guaranteed license fee.  Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed upon milestones are achieved.  No license revenue was recognized in fiscal 2004 and approximately $4.0 million was recognized in fiscal 2005.

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

In the event that the Company is not able to complete its milestones and obligations in a timely manner, or in the event Menicon is not able to achieve regulatory approval, the Company may not receive a portion of the amount of license fees and royalties that it presently anticipates under the agreement.

Risks Relating to the Internet

The Company is dependent on its telephone, Internet and management information systems for the sale and distribution of contact lenses.

The Company’s success depends, in part, on its ability to provide prompt, accurate and complete service to its customers on a competitive basis and its ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through its telephone and proprietary management information systems. The Company conducts all of its telephone and Internet operations from a single location. A significant disruption in its telephone, Internet or management information systems could harm the Company’s relations with its customers and the ability to manage its operations. From time to time, the Company has experienced temporary interruptions in its telephone service as a result of the technical problems experienced by its long-distance carrier. Similar interruptions may occur in the future and such interruptions may harm the Company’s business. Furthermore, extended or repeated reliance on the Company’s back-up computer systems may harm its business. There can be no assurance that the Company’s back-up system will be sufficient to prevent an interruption in the Company’s operations in the event of disruption in the Company’s management information systems, and an extended disruption in the management information systems could adversely affect the Company’s business, financial condition and results of operations.

The Company’s success is dependent, in part, on continued use of the Internet.

The Internet is rapidly evolving. A decrease in the growth of Internet usage would harm the Company’s business. The following factors may inhibit growth in Internet usage, limit visits to the Company’s Internet addresses or limit orders placed through its website: inadequate Internet infrastructure; security and privacy concerns; inconsistent quality of service; and unavailability of low cost, high speed service.

The Company’s success is dependent, in part, upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of users increases or the bandwidth requirements of users increase. The Internet has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays occur frequently in the future, Internet usage, including usage of the Company’s website, could grow slowly or decline. Even if the necessary infrastructure or technologies are developed, the Company may have to spend considerable amounts to adapt its solutions accordingly.

Online security breaches could harm the Company’s business.

The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in the Company’s website. Substantial or ongoing security breaches of its system or other Internet-based systems could significantly harm its business. Any penetration of the Company’s network security or other misappropriation of its users’ personal information could subject the Company to liability. The Company may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches also could damage the Company’s reputation and expose it to a risk of loss or litigation and possible liability. The Company relies on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by the Company to protect customer transaction data.

The Company may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in the Company’s operations. The Company’s insurance policies’ limits may not be adequate to reimburse it for losses caused by security breaches. The Company cannot guarantee that its security measures will prevent security breaches.

Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact the Company’s business operations.

Online commerce is new and rapidly changing, and federal and state regulation relating to the Internet and online commerce is evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. Recently, the U.S. Congress enacted Internet laws regarding online children’s privacy, copyrights and taxation. This or similar legislation could dampen growth in use and acceptance of the Internet. Due to the increasing popularity of the Internet, it is possible that additional laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. The adoption or modification of laws or regulations applicable to the Internet could harm the Company’s business operations.

In addition, several telecommunications carriers have requested that the Federal Communications Commission regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could harm the Company’s business operations.

Changing technology could adversely affect the operation of the Company’s website.

The Internet, online commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer preferences. The Company’s future success will depend on its ability to adapt to rapidly changing technologies and address its customers’ changing preferences. However, the Company may experience difficulties that delay or prevent it being able to do so.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

U.S Retail Operations

The Company’s headquarters and call center operations are located in approximately 92,000 square feet of leased space located in Draper, Utah, a suburb of Salt Lake City. The operating leases relating to these facilities expire in 2009.

The Company’s retail distribution center is approximately 84,000 square feet and is located near the Salt Lake City, Utah, international airport. The operating lease for the distribution center expires in December 2008.

International  Manufacturing Operations

The Company’s manufacturing facilities are located in Singapore and the United Kingdom. All of the Singapore manufacturing and research and development activities are conducted in approximately 137,000 square feet of space at this location of which approximately half is used for operations. The Company leases a portion of the building to other tenants. The Company has a leasehold interest in the building with approximately 15 years remaining. All of the United Kingdom manufacturing and research and development activities are conducted in two buildings totaling approximately 20,000 and 60,000 square feet of leased space. The operating leases relating to these two United Kingdom facilities expire in 2007 and 2010, respectively.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders in the fourth quarter of fiscal 2005.

Item 4A.                Executive Officers of the Registrant.

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name	Age	Position
Jonathan C. Coon	36	Chief Executive Officer and Director
Brian W. Bethers	45	President and Chief Financial Officer
John F. Nichols	45	Vice President, Trade Relations and Director
Kevin K. McCallum	44	Senior Vice President, Marketing and Sales
Robert G. Hunter	39	Vice President, Finance and Treasurer
R. Joe Zeidner	40	Chief Legal Officer and Secretary
Graham Mullis	43	President and Managing Director of ClearLab
Steve Newman	49	Chief Technology Officer of ClearLab International
John R. Murray	43	Chief Information Officer
Robert Main	52	Senior Vice President, Professional Network
Max Neves	59	Vice President, Human Resources

Jonathan C. Coon is a co-founder of the Company and has served as Chief Executive Officer and Director of the Company since its founding in 1995. Mr. Coon received his Bachelor’s degree from Brigham Young University in 1994. Mr. Coon has over ten years of experience in the contact lens distribution industry.

Brian W. Bethers is President and Chief Financial Officer of the Company. He joined the Company in 2003 from TAC Worldwide, a privately held technology staffing company in Dedham, Massachusetts where he served as Chief Financial Officer. Prior to TAC Worldwide, Mr. Bethers was Chief Financial Officer of SupplierMarket.com, where he led the company’s financial expansion and SEC registration for an IPO prior to the company’s sale to Ariba Corporation in 2000. Prior to this, Mr. Bethers was Chief Financial Officer of Host Marriott Services. He led the company’s listing on the New York Stock Exchange in 1995 and sale in 1999. Mr. Bethers previously spent ten years at Marriott Corporation in various finance and development positions. He received both a Bachelor’s degree and MBA from Brigham Young University.

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

R. Joe Zeidner has served as Chief Legal Officer of the Company since 2003. Mr. Zeidner has served as the General Counsel of the Company since September 2000 and as the Corporate Secretary since February 2001. Prior to joining the Company, Mr. Zeidner served as regulatory General Counsel of Pharmanex, Inc., a Utah-based vitamin and supplement manufacturer and distributor, from 1998 to 2000. Prior to that, Mr. Zeidner served as Northeast Asia General Counsel of Nu Skin Japan and Nu Skin Korea and worked at Pfizer Pharmaceutical from 1989 to 1991. Mr. Zeidner received a Bachelor’s degree in Japanese and Communications from Brigham Young University and a law degree from the J. Reuben Clark Law School at Brigham Young University.

Graham Mullis has served as President and Managing Director of ClearLab since 2002. He has more than 11 years experience in leading medical device businesses and more than 10 years in the contact lens industry. He was the Managing Director of Biocompatibles Hydron and sold the business to CooperVision for $125 million. He developed and launched the Proclear™ range of contact lenses at Biocompatibles, which is now a major product line for CooperVision. He is leading the strategy, development and expansion of ClearLab’s business. He received a Bachelor’s degree in Biochemistry & Physiology from Southampton University and an MBA from Warwick Business School.

Steve Newman is serving as Chief Technology Officer of ClearLab International. He has more than 25 years experience in the contact lens industry, specifically in the area of manufacturing and lens design. He holds numerous patents in the area of toricidal and spherical contact lens designs and their manufacturing methods. Prior to joining ClearLab International he was R&D Manager for Hydron Pty Ltd Australia, Director of Capricornia Australia and recently Chief Executive Officer for Igel Visioncare Pte Ltd. He leads all of the research and development activities for the Company.

John R. Murray has served as Chief Information Officer of the Company since February 2005. Before joining the Company, he served as Vice President of Information Systems for First Health Group Corporation where his responsibilities included planning, control and delivery of information systems based solutions. Prior thereto, Mr. Murray served as Vice President Technical Operations for Agency Works LLC, Director of Information Systems and Operations for Alta Health Strategies and as a software developer for IBM. Mr. Murray graduated with a Bachelor’s degree from Brigham Young University and an MBA from Westminster College.

Robert Main has served as Senior Vice President, Professional Network of the Company since September 2005. Prior to joining the Company, Mr. Main served as CEO of H Rubin Vision Centers, a regional retail optical chain based in South Carolina. Prior thereto, Mr. Main served as a Director of Operations for Lenscrafters and has served as a Director of Technical Services for Eye Care Centers of America. Mr. Main holds a Bachelor’s degree in Business Administration and a Masters in Ophthalmic Optics. Mr. Main has been a consultant for many private optometric practices and retail chains, has lectured internationally and is a member of the Board of Education for Vision Expo International.

Max Neves has served as Vice President of Human Resources of the Company since February 2005. Before joining the Company, Mr. Neves served as Vice President of Human Resources and General Services for Philips Medical Systems-Ultrasound in Seattle, Washington. Prior thereto, he served as Director of Materials and then Director of HR for OEC Medical Systems in Salt Lake City, Utah. Mr. Neves graduated with a B.S. degree from Weber State University and a Masters of Administration from Brigham Young University. He serves on the National Advisory Council at Weber State University where he was an Adjunct Professor in the Business Administration Department for eleven years. He has over thirty years experience in the medical industry.

There are no family relationships between any executive officer or director of the Company.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “CTAC.” The Common Stock commenced trading on February 10, 1998. The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

	High	Low
Fiscal Year ended January 1, 2005:
First Quarter	$22.55	$16.02
Second Quarter	19.22	14.48
Third Quarter	16.64	12.26
Fourth Quarter	23.31	14.96
Fiscal Year ended December 31, 2005:
First Quarter	24.38	19.69
Second Quarter	20.93	18.62
Third Quarter	20.50	17.18
Fourth Quarter	18.61	10.59

Holders

As of March 7, 2006, there were approximately 100 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock.

Dividends

The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s results of operations, financial condition, capital requirements and contractual restrictions. In addition, the Company’s modified loan agreement only allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                        Selected Financial Data.

The financial data as of and for the years ended December 29, 2001 (“fiscal 2001”), December 28, 2002 (“fiscal 2002”), January 3, 2004 (“fiscal 2003”), January 1, 2005 (“fiscal 2004”) and December 31, 2005 (“fiscal 2005”) have been derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$169,036	$168,580	$187,303	$211,678	$237,950
Cost of goods sold	103,093	118,181	116,873	129,742	149,266
Gross profit	65,943	50,399	70,430	81,936	88,684
Advertising	26,850	12,642	20,191	27,161	24,979
Legal and professional	2,838	4,738	6,352	5,596	4,741
Research and development	—	247	4,625	2,977	3,169
Purchased in-process research and development	—	7,789	—	83	—
Other selling, general and administrative	19,874	23,870	37,615	42,718	50,061
Total selling, general and administrative expenses	49,562	49,286	68,783	78,535	82,950
Income from operations	16,381	1,113	1,647	3,401	5,734
Other expense, net	(252)	(1,186)	(1,167)	(719)	(3,111)
Income (loss) before provision for income taxes	16,129	(73)	480	2,682	2,623
Provision for income taxes	(6,265)	(3,931)	(1,918)	(3,298)	(5,228)
Net income (loss)	$9,864	$(4,004)	$(1,438)	$(616)	$(2,605)
Basic net income (loss) per common share	$0.85	$(0.35)	$(0.11)	$(0.05)	$(0.20)
Diluted net income (loss) per common share	$0.84	$(0.35)	$(0.11)	$(0.05)	$(0.20)
Balance Sheet Data (at the end of year):
Working capital	$18,388	$19,997	$12,266	$9,957	$7,727
Total assets	50,405	62,004	86,931	108,985	114,945
Total debt (including current portion)	12,526	26,610	18,319	24,351	31,960
Stockholders’ equity	23,753	17,597	55,207	58,504	57,217

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Trade Relations in March 1991. The Company’s net sales have grown from $3.6 million in fiscal 1996 to $238.0 million in fiscal 2005.

Recent Transactions and Agreements

International Manufacturing Operations (ClearLab).   On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom. VisionTec has subsequently been renamed ClearLab UK Ltd (“ClearLab UK”). The Company began shipping its daily disposable contact lenses in the first quarter of fiscal 2004 and is currently expanding its production capabilities for these lenses.

This transaction was accomplished as a purchase of all of the stock of the entity. The consideration paid for ClearLab UK included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay the former shareholders of VisionTec a per unit royalty on the sale of contact lenses for a period of ten years.

ClearLab, the Company’s international contact lens development, manufacturing and distribution business, includes the operations of ClearLab International and ClearLab UK. ClearLab focuses on the marketing and selling of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing new lens materials and designs. ClearLab sells frequent replacement lenses on a limited basis in Utah through the Company’s retail optical partnership. ClearLab will increase its product offerings to the international markets in the future from its production facilities in Singapore and the U.K. as demand for its product continues to grow.

Japanese License and Royalty Agreement.   In December 2004, the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004, $3 million in December 2005 and $2 million in January 2006. The remaining $8 million is expected to be paid over the next two to four years as the Company continues to fulfill its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. Of the $10 million that has been received, $3 million is based on achievement of a specific milestone and the balance received represents a portion of the guaranteed license fee. Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June 2007. In the event the Company achieves a milestone (not relating to the guaranteed portion of the license fees) prior to the completion of its obligations under the agreement, the milestone payment will be recognized on a straight-line basis over the remaining period of the Company’s continued involvement in meeting its obligations. The $3 million milestone payment received in December 2005 is being recognized accordingly. Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed-upon milestones are achieved. No license revenue was recognized in fiscal 2004 and approximately $4.0 million was recognized in fiscal 2005.

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

Optical Retail Store Agreement.   During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement is to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service. This partnership also allows the Company to realize the benefits of vertical integration through the selling of ClearLab products to Utah consumers.

Under the agreement, the Company fulfills substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, during the term of the agreement, the Company guaranteed that the retail chain would receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply. Under the arrangement, the Company records gross revenues for all orders fulfilled and records selling, general and administrative expense for the retail chain’s share of the net operating results.

This agreement expired in January 2006; however, both parties continue to operate their contact lens businesses jointly as they work towards confirming the terms of a new arrangement. The Company expects to enter into a new agreement. The Company is deferring any decision to launch a national network with optical retail stores until a resolution can be found to industry practices relating to “doctors only” lenses and after a review of the Company’s progress with the doctor referral network.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and plans to have 1,000 locations by the end of 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

The Company is developing this referral program under the brand name ProNet. ProNet will serve as the division of the Company dedicated to the national doctor referral network. The Company will launch a website in support of the ProNet brand during March 2006. This website will serve as a tool to assist ProNet in recruiting providers and communicating with its current providers

Supplier Agreements.   The Company has agreements with its top two vendors for improved pricing and marketing support. This support comes in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

Regulatory Considerations

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act . For more information, see “Government Regulation” under Item 1 of Part I of this Form 10-K.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2003 ended January 3, 2004; fiscal 2004 ended January 1, 2005; and fiscal 2005 ended December 31, 2005. Fiscal 2003 and 2004 were 53-week and 52-week years, respectively. Fiscal 2005 is a 52-week year.

The Company has two operating segments referred to below. The Company’s domestic segment is represented by operations within the U.S. and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the U.K. and is referred to as “ClearLab” by the Company.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2003	2004	2005
NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD	62.4	61.3	62.7
GROSS PROFIT	37.6	38.7	37.3
SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	10.8	12.8	10.5
Legal and professional	3.4	2.6	2.0
Research and development	2.5	1.4	1.3
Purchased in-process research and development	0.0	0.0	0.0
Other selling, general and administrative expenses	20.1	20.3	21.1
Total selling, general & administrative expenses	36.8	37.1	34.9
INCOME FROM OPERATIONS	0.8	1.6	2.4
OTHER EXPENSE, NET	(0.6)	(0.3)	(1.3)
INCOME BEFORE PROVISION FOR INCOME TAXES	0.2	1.3	1.1
PROVISION FOR INCOME TAXES	(1.0)	(1.6)	(2.2)
NET LOSS	(0.8)%	(0.3)%	(1.1)%

Fiscal Year 2005 Compared to Fiscal Year 2004

Net sales.   Net sales for fiscal 2005 increased 12% to $238.0 million from $211.7 million for fiscal 2004. Sales of the U.S. Retail operations for fiscal 2005 and 2004 were $219.6 million and $204.4 million, respectively. Approximately one-third of the increase in U.S. Retail net sales is due to a decrease in the number and percentage of orders the Company canceled as a result of prescription verification procedures (see “Regulatory Considerations”). The Company believes the cancellation rate has now stabilized and does not anticipate any significant change during fiscal 2006. The Company is continually taking steps to minimize canceled orders, including continued development of a doctor referral network to provide the Company’s customers more options when their order is deleted due to an expired prescription, as well as the continued development of internal procedures to help obtain the necessary prescription information that is required to fulfill an order. The balance of the increase in U.S. Retail net sales for fiscal 2005 can be attributed largely to the following: an increase in average order size due principally to an increased number of customer rebate programs instituted during fiscal 2004 and throughout all of fiscal 2005; an increase in accessory sales; and a change in product mix.

U.S. Retail net sales for fiscal 2005 were negatively impacted by the Company’s decision during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company is unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refuses to sell the Company this lens. Sales of this lens represented approximately 2.5% of the Company’s fiscal 2004 U.S. Retail net sales. Additionally, the Company believes, net sales during the third quarter of fiscal 2005 were negatively impacted by approximately $0.7 million due to temporary disruptions in service to the Company’s Internet customers as the Company upgraded its website to a newer version with enhanced features.

The Company plans to decrease advertising spending by approximately $10 to $12 million during fiscal 2006 from the $25 million it spent during fiscal 2005. This decrease will have a negative impact on fiscal 2006 U.S. Retail net sales.

ClearLab net sales for fiscal 2005 and 2004 were $19.6 million and $7.3 million, respectively. ClearLab’s results for fiscal 2005 include approximately $4.0 million in license fees from the Company’s Japanese license agreement. Additionally, $1.2 million of ClearLab’s sales during fiscal 2005 were intercompany sales to the Company’s U.S. retail business and are eliminated for consolidation purposes, as the Company recognizes retail sales when the product is sold to external customers. During fiscal 2005, ClearLab realized increased international sales to existing and new customers as it has enhanced its product offerings and expanded its production capabilities.

Gross profit.   Consolidated gross profit as a percentage of net sales for the fiscal year ended December 31, 2005 was 37.3% compared to 38.7% for the fiscal year ended January 1, 2005.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased to 39.4% for fiscal 2005 from 40.2% for fiscal 2004. This decrease can be attributed largely to an increased number of customer rebate programs instituted during fiscal 2004 and throughout fiscal 2005. The Company expects fiscal 2006 U.S. Retail gross profit margins to remain at approximately the same as the fiscal 2005 gross profit margin, although the margin may vary somewhat from quarter to quarter.

Gross profit as a percentage of net sales for ClearLab was 12.7% for fiscal 2005, including recognized license fee revenue from the Company’s Japanese license agreement, compared to (3.5)% for fiscal 2004. Excluding approximately $4.0 million of the license fee revenue, gross profit as a percentage of net sales for ClearLab was (9.7)% for fiscal 2005. In the prior fiscal year, gross profit as a percentage of net sales was negative due to the start-up nature of ClearLab UK, which was acquired on February 24, 2004. The change in gross profit as a percentage of net sales during fiscal 2005 is due mainly to higher unabsorbed manufacturing costs in the fourth quarter due to reduced production output while certain processes were redesigned and improved as the Company introduced a new lens design and by provisions made for certain rework of inventory to reflect these process improvements. The Company expects to see improvement in gross margins from ClearLab in fiscal 2006 as production and sales volumes increase.

Advertising.   Advertising expense for fiscal 2005 was $25.0 million, a decrease of $2.2 million from fiscal 2004. As a percentage of net sales, advertising expense decreased to 10.5% for fiscal 2005 from 12.8% for fiscal 2004. The Company expects to decrease advertising expenses by approximately $10 to $12 million for fiscal 2006 as it focuses its resources towards legislative initiatives. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels. The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional.   Legal and professional fees for fiscal 2005 decreased $0.9 million, or 15%, from fiscal 2004. As a percentage of net sales, legal and professional fees decreased to 2.0% for fiscal 2005 from 2.6% for fiscal 2004. In addition to fees associated with Sarbanes-Oxley compliance and other legal initiatives during fiscal 2004, the Company invested considerable effort during the first fiscal quarter of 2004 preparing comments for the Federal Trade Commission (“FTC”) relating to final rules associated with the FCLCA. During fiscal 2005, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives.

The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry. As such, the Company expects to increase its fiscal 2006 legal and professional fees to support these legislative initiatives.

Research and development.   Research and development expenses for fiscal 2005 increased $0.2 million to $3.2 million from $3.0 million in fiscal 2004. During fiscal 2005, the Company continued to fund research and development efforts for ClearLab’s operations.

Fiscal 2006 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property.

Other selling, general and administrative expenses.   Other selling, general and administrative expenses for fiscal 2005 increased approximately $7.3 million, or 17.2%, from fiscal 2004. As a percentage of net sales, other selling, general and administrative expenses for fiscal 2005 also increased to 21.1% from 20.3% for fiscal 2004. The Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $4.5 million for fiscal 2005 from fiscal 2004; additionally, such expenses also increased as a percentage of net sales to 19.4% from 18.6%, respectively, for the same period. ClearLab’s other selling, general and administrative expenses increased by approximately $2.8 million for fiscal 2005 from fiscal 2004.

The majority of the increase for U.S. Retail relates to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA. A majority of ClearLab’s increase related to the enhancement and scale up of its operating infrastructure, including the operations of ClearLab UK, which was partially offset in fiscal 2005 by a Singapore government grant of approximately $0.4 million for certain qualifying expenditures which was recorded as a reduction of selling, general and administrative expenses.

Other expense, net.   Other expense, net for fiscal 2005 increased $2.4 million to $3.1 million. For fiscal 2004 and 2005, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and foreign exchange transaction gains or losses. Interest expense for fiscal 2005 decreased $0.1 million to $1.5 million compared to $1.6 million in fiscal 2004. The Company recorded foreign exchange transaction losses of approximately $1.4 million during fiscal 2005. During fiscal 2004, the Company recorded foreign exchange transaction gains of approximately $0.9 million. These exchange gains and losses related primarily to intercompany loans to ClearLab.

Income taxes.   The Company is taxed in three separate jurisdictions—U.S., Singapore and the United Kingdom. The Company’s effective U.S. income tax rate for fiscal 2005 was 39.8% compared to 38.7% for fiscal 2004. The increase in the effective income tax rate primarily results from the increase in permanent nondeductible expenses; including those relating to the Company’s lobbying efforts.

During 2005, the Company’s Singapore operations met the current requirements for the pioneer tax certificate in Singapore. This pioneer tax certificate allows for a seven-year tax holiday in Singapore beginning with fiscal 2003, with an extension for an additional three years if certain conditions are met. The tax holiday has clawback provisions if the Company does not continually meet certain research and development, capital investment and employment requirements. The tax holiday reduces the Singapore statutory tax rate from 22% for 2003, 20% for 2004, 20% for 2005 and future periods to 0% on qualified income. The Company expects to continue to meet the requirements for this pioneer tax certificate. During fiscal 2005, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the pioneer tax certificate and the uncertainty with respect to the realization of a tax benefit in Singapore relating to losses prior to 2003. The Company recorded a current tax provision in Singapore due to Japanese withholding tax on license payments. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

For fiscal 2004 and 2005, the Company recorded income tax benefits related to it U.K. operations of $1.1 million and $1.4 million, respectively, resulting from the benefit of deferred tax assets up to the amount of taxable temporary differences that were expected to reverse over the same time periods. In December 2005, the U.K. entity transferred certain intellectual property to the Company’s Singapore entity which resulted in a reduction of certain taxable temporary differences and deferred tax assets. In the fourth quarter of fiscal 2005, the Company has recorded a valuation allowance for deferred tax assets in excess of taxable temporary differences as it is more likely than not that these deferred tax assets will not be realized.

The Company expects that its fiscal 2006 effective income tax rates will approximate the 2005 effective rates for the U.S. and Singapore operations. For the U.K. operations, the Company expects that the effective tax rate will be 0%. The Company’s effective income tax rates may change as facts and circumstances change.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net sales.   Net sales for fiscal 2004 increased 13% to $211.7 million from $187.3 million for fiscal 2003. U.S. Retail net sales for fiscal 2004 and 2003 were $204.4 million and $181.3 million, respectively. The increase in U.S. Retail net sales is mainly due to increased advertising, an increase in average order size due principally to rebate programs instituted during the year for a majority of its products, an increase in accessory sales and a retail price increase principally on phone orders in the second quarter of fiscal 2004. During the latter part of 2003, the Company reached agreements with its top two suppliers for improved pricing and marketing support. The support began during the first quarter of fiscal 2004 and will continue throughout fiscal 2005 and has come and will continue to come mainly in the form of rebates and cooperative marketing arrangements. U.S. Retail net sales were negatively impacted during fiscal 2004 due to a substantial increase in the number and percentage of orders the Company canceled as a result of the prescription verification procedures implemented as part of the Johnson & Johnson Vision Care agreement during the period February through April 2003 and the revisions to the Company’s prescription verification procedures instituted on February 4, 2004 in compliance with the FCLCA (see “Regulatory Considerations”). The Company’s cancellation rate during the fourth quarter of fiscal 2004 decreased several percentage points below the 16% it reported in the third quarter of fiscal 2004.

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

Legal and professional.   Legal and professional fees for fiscal 2004 decreased $0.8 million, or 11.9%, from fiscal 2003. As a percentage of net sales, legal and professional fees decreased to 2.6% for fiscal 2004 from 3.4% for fiscal 2003. During the current fiscal year, the Company incurred legal and professional fees for Sarbanes-Oxley compliance, regulatory efforts, continued compliance with federal rules and regulations, as well as other initiatives. In the prior fiscal year, the Company invested heavily in its legal efforts, including significant lobbying activities, to overcome the anticompetitive barriers in the industry. These efforts decreased during the latter part of fiscal 2004 as the FCLCA became effective February 4, 2004, however; the Company invested considerable effort during the first fiscal quarter of 2004 preparing comments for the Federal Trade Commission relating to final rules associated with the FCLCA.

Research and development.   Research and development expenses for fiscal 2004 decreased $1.6 million to $3.0 million from $4.6 million in fiscal 2003. During fiscal 2004, these expenses were principally to fund research and development efforts for ClearLab’s operations. The Company’s U.S. Retail operations expensed $0.5 million during the first fiscal quarter of 2004 for research and development activities performed by VisionTec prior to the Company’s acquisition of the entity on February 24, 2004. During fiscal 2003, the expense related to the Company’s U.S. Retail operations funding of research and development activities performed by VisionTec prior to the Company’s acquisition of the entity.

Other selling, general and administrative expenses.   Other selling, general and administrative expenses for fiscal 2004 increased $5.1 million, or 13.6%, from fiscal 2003. As a percentage of net sales, other selling, general and administrative expenses increased to 20.3% for fiscal 2004 from 20.1% for fiscal 2003. Other selling, general and administrative expenses for the Company’s U.S. Retail operations increased $3.9 million to $38.0 million. A majority of this increase related to the continued enhancement of its operating infrastructure and management team to meet the demands of the business and variable costs associated with higher net sales and the requirements of the FCLCA. The Company also incurred approximately $0.2 million in costs related to the consolidation of the operations of Lens 1st from Michigan to Utah, $0.1 million for recruiting costs relating to key information technology and marketing positions and an additional $0.3 million for severance and other employee costs related to the elimination of one senior operating position. ClearLab accounted for about $1.2 million of the fiscal 2004 consolidated increase. A majority of ClearLab’s increase related to the purchase of ClearLab UK and the enhancement of its operating infrastructure and scale up of its manufacturing capabilities.

Other expense, net.   Other expense, net for fiscal 2004 decreased $0.4 million to $0.7 million. For fiscal 2003 and 2004, other expense consisted mainly of interest expense, resulting from use of the revolving credit facility and debt related to the acquisitions of ClearLab International and ClearLab UK, offset by foreign exchange transaction gains. Interest expense for fiscal 2004 increased $0.3 million to $1.6 million compared to $1.3 million in fiscal 2003. The Company recorded foreign exchange transaction gains of approximately $0.2 million and $0.9 million for fiscal years 2003 and 2004, respectively. These exchange gains related primarily to intercompany loans to ClearLab.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings. The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock. The Company anticipates that these uses will continue to be the principal demands on its cash in the future. As of December 31, 2005, the Company had net working capital of approximately $7.7 million, compared to $10.0 million as of January 1, 2005.

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

ClearLab UK shipped its first product in the first quarter of fiscal 2004 and has continued to expand its manufacturing capabilities.

Modified Loan Agreement

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million or $40 million, depending on the Company’s minimum fixed coverage ratio, as defined in the agreement. As of December 31, 2005, the Company could borrow up to $30 million. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of December 31, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As of December 31, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $23.7 million. Of this amount, $15.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (6.38% at December 31, 2005) and the remaining $8.7 million bore interest at the lender’s prime rate plus 0.0 percent (7.25% at December 31, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The modified loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the modified agreement allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its modified loan agreement with its U.S. bank.

Contractual Obligations and Commitments—The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2005, except as noted (in thousands):

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Revolving credit facility	$23,746	$—	$23,746	$—	$—
Term loan payable (ClearLab)(4)	3,636	1,390	2,246	—	—
Note payable (ClearLab)(1)	4,394	—	4,394	—	—
Related party note payable(1)(4)	751	451	300	—	—
Capital leases	157	65	92	—	—
Operating leases	10,571	1,964	5,005	897	2,705
Employment agreement (ClearLab)(2)	214	135	79	—	—
Advertising purchase commitments	8,635	8,635	—	—	—
Service provider commitments	603	333	270	—	—
Production equipment commitments (ClearLab)	659	659	—	—	—
Inventory purchase commitments	1,720	1,720	—	—	—
Commission payable (ClearLab)(3)	601	601	—	—	—
Other	135	75	60	—	—
Total	$55,822	$16,028	$36,192	$897	$2,705

(1)          Certain of these debt instruments carry an interest rate that management believes is below market value and the Company has recorded discounts against these debt instruments. The amounts shown do not reflect discounts in the amount of approximately $163,000 as of December 31, 2005.

(2)          In connection with the acquisition of ClearLab International, the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD1,125,000 (USD $676,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of December 31, 2005, the Company has paid approximately SGD769,000 (USD $462,000) of this obligation.

(3)          In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD1,000,000 (USD 601,000) and SGD1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement. As of December 31, 2005, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future. During 2005, the Company paid the commission of SGD1,000,000 and 90,000 of the options vested.

(4)          These amounts include contractual interest payments during the term of the debt instruments.

As of December 31, 2005, the Company did not have any off-balance-sheet arrangements or other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

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

Cash Flow Information

Cash flows from operating activities.   For fiscal 2005 and 2004, net cash provided by operating activities was approximately $6.5 million and $13.3 million, respectively. In fiscal 2005, cash was provided primarily by adjustments to the net loss for non-cash items (such as depreciation and amortization), a decrease in inventories and other receivables and increases in accounts payables and accrued liabilities. These increases to cash were partially offset by an increase in other current assets and accounts receivables and a decreases in unearned revenue and income taxes payable.  In fiscal 2004, cash was provided primarily by adjustments to the net loss for non-cash items (such as depreciation and amortization), a decrease in inventories and increases in accrued liabilities, unearned revenue and income taxes payable. These increases in cash were partially offset by increases in other current assets, accounts receivables and other receivables. Historically, the Company has maintained higher levels of inventory in its U.S. Retail operations to ensure a sufficient supply of products than would be required if the Company were able to purchase directly from all contact lens manufacturers.

Cash flows from investing activities.   The Company used approximately $16.2 million and $17.5 million for investing activities in fiscal 2005 and 2004, respectively.

Capital expenditures, mainly made for infrastructure improvements and additional manufacturing capabilities, for fiscal 2005 and 2004 were approximately $15.5 million and $8.4 million, respectively. Of these amounts, approximately $9.6 million and $5.5 million relate to ClearLab purchases for the 2005 and 2004 fiscal periods, respectively. The Company anticipates additional capital expenditures in fiscal 2006 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

The Company also purchased approximately $0.6 million of intangible assets during the fiscal 2005 period. In the fiscal 2004 period, the Company paid approximately $3.8 million in cash (including $0.6 million in transaction costs) in connection with the acquisition of VisionTec. The Company also purchased approximately $4.4 million of intangible assets during the fiscal 2004 period. A majority of the fiscal 2004 intangible purchases related to obtaining the rights to use various phone numbers and Internet addresses.

Cash flows from financing activities.   During fiscal 2005 and 2004, net cash provided by financing activities was approximately $8.0 million and $6.3 million, respectively. During fiscal 2005, the Company had net borrowings on its credit facility of approximately $9.3 million and made principal payments on debt obligations and capital lease obligations of approximately $1.7 million. The Company also had proceeds of approximately $0.4 million from the exercise of common stock options during the 2005 period.

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

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the company’s common Stock. A purchase of the full 3,000,000 shares would equal approximately 22 percent of the total shares issued as of December 31, 2005. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through December 31, 2005, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. No shares were repurchased by the Company during fiscal 2005 or fiscal 2004 and the Company is currently prohibited by its modified loan agreement from purchasing any additional shares if the aggregate amount of the repurchases, dividends or other similar equity transactions would exceed $15 million in any fiscal year. The repurchased shares were retained as treasury stock. As of December 31, 2005, no shares remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will use the modified prospective method of transition and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. Based on estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for fiscal 2006 will be approximately $1.4 million before considering the tax effect. In addition, for any new awards that may be granted during fiscal 2006, the Company will incur additional expense that cannot yet be quantified. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  The provisions of this statement become effective for the Company in fiscal 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact of SFAS No. 151.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The Company records liabilities for legal and regulatory matters when the contingency is both probable and estimable. The Company is involved in several legal and regulatory matters. The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material impact on its financial position, liquidity or results of operations. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

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

Factors that may affect future results may include, but are not limited to, those factors set forth under Item 1A. of Part I of this Form 10-K.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.   As of December 31, 2005, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $23.7 million as of December 31, 2005. The remainder of the Company’s interest-bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate. As of December 31, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $7.4 million. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

Foreign Currency Risk.   The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and international operations which are denominated in U.S. dollars. The functional currency of the Company’s Singapore operations is the Singapore dollar. The Company has debt and other long-term obligations of approximately $8.1 million that are denominated in Singapore dollars and mature over the next four years. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $0.3 million on the intercompany balances between the U.S. and Singapore operations. From the date of the ClearLab International acquisition, July 24, 2002, through March 8, 2006, the exchange rate has fluctuated approximately 7.1 percent (weakening of the U.S. dollar).  If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $2.4 million dollar foreign currency loss on the intercompany balances that exist as of December 31, 2005.

The functional currency of the Company’s United Kingdom operations is the British pound. Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2005, the Company recorded a foreign currency transaction loss of approximately $1.1 million on the intercompany balances between the U.S. and United Kingdom operations. From the date of the ClearLab UK acquisition, February 24, 2004, through March 8, 2006, the exchange rate has fluctuated approximately 6.7 percent (strengthening of the U.S. dollar). If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.3 million dollar foreign currency loss on the intercompany balances that exist as of December 31, 2005.

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

Selected Quarterly Results of Operations

The following unaudited selected quarterly results of operations data for the last eight quarters have been derived from the Company’s unaudited consolidated financial statements, which in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included as part of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year ended January 1, 2005:
Net sales	$50,849	$49,971	$56,893	$53,965
Gross profit	19,296	19,273	22,004	21,363
Net income (loss)	(2,206)	(1,148)	1,353	1,385
Basic and diluted net income (loss) per common share	(0.17)	(0.09)	0.10	0.10
Fiscal Year ended December 31, 2005:
Net sales	$60,283	$61,365	$60,858	$55,444
Gross profit	22,508	23,668	23,152	19,356
Net income (loss)	183	41	(574)	(2,255)
Basic and diluted net income (loss) per common share	0.01	0.00	(0.04)	(0.17)

Net income (loss) per common share is computed independently for each of the quarters listed. Therefore, the sum of the quarterly net income (loss) per common share may not equal the total computed for the year.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Management’s report on internal control over financial reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Company’s management has concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

(c) Changes in internal controls.   There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading “Proposal No. 1—Election of Directors,” which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

The Company has a written code of ethics that applies to all of its employees, including its Directors, Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics was distributed to all employees, is available on the Company’s website and is included as Exhibit 14.1 to this report.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference. Information with respect to equity compensation plans is set forth in the Proxy Statement under the heading “Equity Compensation Plans,” which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information with respect to principal accountant fees and services is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as a part of this report:

1.                 Financial Statements.   The following financial statements of the Company and the reports of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-34:

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2005 and December 31, 2005	F-5
Consolidated Statements of Operations for the fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005	F-8
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005	F-9
Notes to Consolidated Financial Statements	F-11

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

Exhibit No.	Exhibit
2.1	Asset Purchase Agreement, dated May 4, 2002.(8)
2.2	Asset Purchase Agreement, dated January 30, 2003.(9)
3.1(i)	Restated Certificate of Incorporation of the Company.(1)
3.1(ii)	Restated By-Laws of the Company.(1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share.(2)
4.2	Registration Rights Agreement, dated January 30, 2003.(11)
10.1	Employment Agreement between the Company and Jonathan C. Coon.(6)*
10.2	Employment Agreement between the Company and John F. Nichols.(6)*
10.3	Employment Agreement between the Company and Robert G. Hunter.(6)*
10.4	Employment Agreement between the Company and R. Joe Zeidner.(11)*
10.5	Employment Agreement between the Company and John Murray.(16)*
10.6	Employment Agreement between the Company and Brian Bethers.(12)*
10.7	Employment Agreement between the Company and Graham Mullis.(13)*
10.8	Employment Agreement between the Company and Steve Newman.(13)*
10.9	Employment Agreement between the Company and Kevin K. McCallum.(5)*
10.10	Indemnification Agreement between the Company and its officers and directors.(2)
10.11	1-800 CONTACTS, INC. Amended and Restated 1998 Incentive Stock Option Plan.(7)*
10.12	1-800 CONTACTS, INC. Amended and Restated 2004 Stock Incentive Plan.(14)*

10.13	Stock Option Agreement.(2)*
10.14	Stock Grant Agreement.(16)*
10.15	Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002.(8)
10.16	Restated Loan Agreement between the Company and Zions First National Bank, dated February 27, 2004.(13)
10.17	Second Loan Modification Agreement between the Company and Zions First National Bank, dated December 30, 2005.(15)
10.18	Lease between the Company and Draper Land Limited Partnership No. 2, dated November 3, 1997, with respect to the Company’s call center.(2)
10.19	First Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated May 25, 1998, with respect to the Company’s call center.(3)
10.20	Second Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated August 6, 1998, with respect to the Company’s call center.(3)
10.21	Third Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.22	Fourth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.23	Fifth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.24	Sixth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.25	Seventh Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated March 31, 2003, with respect to the Company’s call center.(11)
10.26	Eighth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(12)
10.27	Sublease agreement between the Company and UCN, Inc., dated March 2, 2005, with respect to the Company’s call center. (17)
10.28	Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company’s distribution center.(3)
10.29	First Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated October 9, 2000, with respect to the Company’s distribution center.(5)
10.30	Second Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated March 1, 2002, with respect to the Company’s distribution center.(4)
10.31	Third Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated August 24, 2005, with respect to the Company’s distribution center. (18)
14.1	Code of Ethics.(13)
21.1	Subsidiaries of the Registrant.(19)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)         Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004 (Commission File No. 0-23633).

(14)         Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 13, 2005 (Commission File No. 0-23633).

(15)         Incorporated by reference to the Company’s Current Report on Form 8-K filed January 19, 2006 (Commission File No. 0-23633).

(16)         Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (Commission File No. 0-23633).

(17)         Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (Commission File No. 0-23633).

(18)         Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 0-23633).

(19)         Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (Commission File No. 0-23633).

*                          Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

1-800 CONTACTS, INC.
By:	/s/ JONATHAN C. COON
Name:	Jonathan C. Coon
Title:	Chief Executive Officer
By:	/s/ BRIAN W. BETHERS
Name:	Brian W. Bethers
Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2006.

Signature	Capacity
/s/ JONATHAN C. COON	Chief Executive Officer and Director (principal executive officer)
Jonathan C. Coon
/s/ BRIAN W. BETHERS	President and Chief Financial Officer (principal financial officer)
Brian W. Bethers
/s/ AARON J. MEYER	Corporate Controller (principal accounting officer)
Aaron J. Meyer
/s/ JOHN F. NICHOLS	Director
John F. Nichols
/s/ STEPHEN L. KEY	Director
Stephen L. Key
/s/ E. DEAN BUTLER	Director
E. Dean Butler
/s/ BRAD KNIGHT	Director
Brad Knight
/s/ GARTH T. VINCENT	Director
Garth T. Vincent
/s/ THOMAS HALE BOGGS, JR.	Director
Thomas Hale Boggs, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2005 and December 31, 2005	F-5
Consolidated Statements of Operations for the fiscal years ended January 3, 2004, January 1, 2005, and December 31, 2005	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005	F-8
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005	F-9
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

1-800 CONTACTS, INC.:

We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of January 1, 2005 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1-800 CONTACTS, INC. and subsidiaries as of January 1, 2005 and December 31, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800 CONTACTS, INC. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, Utah
March 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
1-800 CONTACTS, INC.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that 1-800 CONTACTS, INC. (1-800 CONTACTS) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 1-800 CONTACTS’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that 1-800 CONTACTS maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, 1-800 CONTACTS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of January 1, 2005 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, Utah
March 14, 2006

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)

	January 1,	December 31,
	2005	2005
CURRENT ASSETS:
Cash	$3,105	$1,481
Accounts receivable, net	3,178	3,451
Other receivables	2,398	1,738
Inventories, net	22,206	21,458
Deferred income taxes	1,328	1,624
Other current assets	1,546	3,792
Total current assets	33,761	33,544
PROPERTY, PLANT AND EQUIPMENT:
Office, computer and other equipment	7,997	11,606
Manufacturing equipment	8,532	13,205
Manufacturing facility	7,329	7,236
Leasehold improvements	4,217	6,257
Construction in process	3,148	6,249
	31,223	44,553
Less—accumulated depreciation and amortization	(10,605)	(14,848)
Net property, plant and equipment	20,618	29,705
OTHER ASSETS:
Deferred income taxes	720	1,087
Goodwill	34,320	35,405
Definite-lived intangibles, net	17,897	13,847
Other	1,669	1,357
Total other assets	54,606	51,696
Total assets	$108,985	$114,945

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share amount)

	January 1,	December 31,
	2005	2005
CURRENT LIABILITIES:
Current portion of long-term debt	$1,632	$1,633
Current portion of capital lease obligations	47	58
Income taxes payable	1,560	567
Accounts payable	9,762	12,063
Accrued liabilities	7,303	8,197
Unearned revenue	3,500	3,299
Total current liabilities	23,804	25,817
LONG-TERM LIABILITIES:
Line of credit	14,404	23,746
Long-term debt, net of current portion	8,170	6,440
Capital lease obligations, net of current portion	98	83
Deferred income tax liabilities	1,458	—
Unearned revenue, net of current portion	1,667	973
Other long-term liabilities	880	669
Total long-term liabilities	26,677	31,911
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4 and 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000 shares authorized, 13,299 and 13,340 shares issued, respectively	133	133
Additional paid-in capital	45,958	47,876
Retained earnings	12,218	9,613
Accumulated other comprehensive income (loss)	195	(405)
Total stockholders’ equity	58,504	57,217
Total liabilities and stockholders’ equity	$108,985	$114,945

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 3,	January 1,	December 31,
	2004	2005	2005
NET SALES	$187,303	$211,678	$237,950
COST OF GOODS SOLD	116,873	129,742	149,266
Gross profit	70,430	81,936	88,684
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	20,191	27,161	24,979
Legal and professional	6,352	5,596	4,741
Research and development	4,625	2,977	3,169
Purchased in-process research and development	—	83	—
Other selling, general and administrative	37,615	42,718	50,061
Total selling, general and administrative expenses	68,783	78,535	82,950
INCOME FROM OPERATIONS	1,647	3,401	5,734
OTHER INCOME (EXPENSE):
Interest expense	(1,276)	(1,573)	(1,484)
Foreign currency transaction gain (loss)	223	868	(1,444)
Other, net	(114)	(14)	(183)
Total other income (expense), net	(1,167)	(719)	(3,111)
INCOME BEFORE PROVISION FOR INCOME TAXES	480	2,682	2,623
PROVISION FOR INCOME TAXES	(1,918)	(3,298)	(5,228)
NET LOSS	$(1,438)	$(616)	$(2,605)
PER SHARE INFORMATION:
Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.20)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity	Loss
BALANCE, December 28, 2002	12,861	$129	$24,013	$14,272	(1,473)	$(20,739)	$(78)	$17,597
Exercise of common stock options	125	1	860			2	—	863
Stock issued for acquisition of Lens 1st/Lens Express	127	1	8,035	—	773	11,823	—	19,859
Income tax benefit from common stock options exercised	—	—	628	—	—	—	—	628
Release of Escrow Shares	—	—	8,066	—	700	8,914	—	16,980
Release of Escrow Shares Stock Gifts	—	—	744					744
Net loss	—	—	—	(1,438)	—	—	—	(1,438)	$(1,438)
Foreign currency translation adjustments	—	—	—	—	—	—	(26)	(26)	(26)
Comprehensive loss									$(1,464)
BALANCE, January 3, 2004	13,113	131	42,346	12,834	—	—	(104)	55,207
Exercise of common stock options	31	—	282	—	—	—	—	282
Stock issued for acquisition of VisionTec	155	2	3,198	—	—	—	—	3,200
Income tax benefit from common stock options exercised	—	—	123	—	—	—	—	123
Restricted stock grant	—	—	9	—	—	—	—	9
Net loss	—	—	—	(616)	—	—	—	(616)	$(616)
Foreign currency translation adjustments	—	—	—	—	—	—	299	299	299
Comprehensive loss									$(317)
BALANCE, January 1, 2005	13,299	133	45,958	12,218	—	—	195	58,504
Exercise of common stock options	40	—	381	—	—	—	—	381
Income tax benefit from common stock options exercised	—	—	147	—	—	—	—	147
Restricted stock grant	1	—	114	—	—	—	—	114
Vesting of options issued in acquisition of ClearLab International	—	—	1,276	—	—	—	—	1,276
Net loss	—	—	—	(2,605)	—	—	—	(2,605)	$(2,605)
Foreign currency translation adjustments	—	—	—	—	—	—	(600)	(600)	(600)
Comprehensive loss									$(3,205)
BALANCE, December 31, 2005	13,340	$133	$47,876	$9,613	—	$—	$(405)	$57,217

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 3,	January 1,	December 31,
	2004	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,438)	$(616)	$(2,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,377	7,922	8,920
Amortization of debt issuance costs and discounts	217	296	177
Foreign currency exchange (gain) loss	(223)	(868)	1,444
Stock-based compensation	744	9	114
Purchased in-process research and development	—	83	—
Impairment on property and equipment	—	—	287
Loss on sale of property and equipment	7	111	61
Deferred income taxes, net of effects of acquisition	(137)	(1,794)	(2,051)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(95)	(1,221)	(632)
Inventories, net	16,456	2,522	464
Other receivables	(534)	(1,739)	660
Other current assets	(276)	(1,205)	(2,211)
Income taxes payable / prepaid income taxes	600	2,358	(847)
Accounts payable	(3,633)	102	2,588
Accrued liabilities	759	2,429	1,020
Unearned revenue	(180)	4,902	(913)
Net cash provided by operating activities	18,644	13,291	6,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,828)	(8,406)	(15,465)
Proceeds from sale of property and equipment	33	3	26
Purchase of definite-lived intangible assets	(135)	(4,408)	(610)
Cash paid for acquisition of Lens 1st/Lens Express	(7,012)	—	—
Cash paid for acquisition of VisionTec	—	(3,776)	—
Deposits and other	(171)	(908)	(105)
Net cash used in investing activities	$(10,113)	$(17,495)	$(16,154)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$863	$282	$381
Net borrowings (repayments) on line of credit	(5,769)	14,404	9,342
Principal payments on capital lease obligations	(370)	(249)	(4)
Debt issuance costs	—	(207)	(71)
Principal payments on long-term debt	(2,483)	(8,775)	(1,669)
Proceeds from international government grant	—	873	—
Net cash provided by (used in) financing activities	(7,759)	6,328	7,979
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	44	(94)	75
NET INCREASE (DECREASE) IN CASH	816	2,030	(1,624)
CASH AT BEGINNING OF YEAR	259	1,075	3,105
CASH AT END OF YEAR	$1,075	$3,105	$1,481
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,073	$1,336	$1,253
Cash paid for income taxes	1,455	2,360	7,902

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During fiscal 2005, ClearLab UK exchanged manufacturing equipment with a net book value of $252 for similar equipment with a cost of $194. The Company recorded loss on disposal of assets of $58 related to this transaction.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches. The first tranche of 90 options vested on July 24, 2005. The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date. Using this method, the vested options were valued at approximately $1,300 and the Company recorded this amount as additional purchase consideration, increasing goodwill.

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

During fiscal 2003, the performance guarantee was met relating to 700 shares of the Company’s restricted common stock held in escrow as partial consideration for the July 2002 acquisition of ClearLab International. The Company recorded additional purchase consideration of approximately $16,980 for these shares. The Company recorded this as goodwill, net of a contingent consideration liability recorded at the purchase date.

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS AND ORGANIZATION OF BUSINESS

1-800 CONTACTS, INC. (the “Company”) is a direct marketer of replacement contact lenses based in the U.S. and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom. The Company’s U.S. Retail operations sells contact lenses primarily through its toll-free telephone number and the Internet.

ClearLab is the Company’s international contact lens development, manufacturing and distribution business, focusing on the marketing and selling of its own contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers.

ClearLab has operating facilities in Singapore and the United Kingdom. The Singapore facility was acquired on July 24, 2002, when the Company completed the acquisition of certain net assets and the majority of the business operations of IGEL (subsequently renamed ClearLab International), a developer and manufacturer of contact lenses based in Singapore. ClearLab expanded it manufacturing capabilities on February 24, 2004 when the Company acquired VisionTec (subsequently renamed ClearLab UK), a developer and manufacturer of daily contact lenses based in the United Kingdom.

The Company has two operating segments. The Company’s domestic segment is represented by operations within the United States and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the United Kingdom and is referred to as “ClearLab” or “International Manufacturing Operations” by the Company.

Sources of Supply

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision, as well as from distributors. Currently, the Company purchases the majority of its products directly from these manufacturers. However, the Company occasionally purchases products from two of the above manufacturers through unauthorized distributors at a lower cost and also purchases certain other products through unauthorized distributors that are marketed as “doctors only” and sold only to eye care practitioners. The Company can purchase some, but not all, “doctors only” lenses through unauthorized distributors.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 23 percent, 44 percent and 42 percent of its contact lenses purchased in fiscal 2003, 2004 and 2005, respectively. The Company’s top three suppliers accounted for approximately 59 percent, 83 percent and 81 percent of the Company’s inventory purchased in fiscal 2003, 2004 and 2005, respectively. The Company continually seeks to establish new relationships with potential suppliers in order to obtain adequate inventory at competitive prices. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales. In that regard, the Company does not have any contracts with manufacturers or distributors of contact lenses which provide for an absolute guarantee of supply to the Company.

The Company’s current supply agreements with Johnson & Johnson Vision Care and CIBA Vision expire April 2007 and September 2006, respectively. The Company also purchases directly from

Bausch & Lomb as a result of a five year settlement agreement that Bausch & Lomb signed in 2001. That settlement agreement will expire in November 2006.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31. Fiscal 2003 ended January 3, 2004; fiscal 2004 ended January 1, 2005; and fiscal 2005 ended December 31, 2005. Fiscal 2003 and Fiscal 2004 were 53-week years and 52-week years, respectively. Fiscal 2005 was a 52-week year.

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

U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates. The Company accounts for customer rebates in accordance with EITF 01-9 “Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends. Shipping and handling fees charged to customers are included as part of net sales. The related freight costs and supplies expense directly associated with shipping products to customers are included as a component of cost of goods sold. Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other selling, general and administrative expenses.

ClearLab net sales consist of product sales less a provision for sales returns and allowances. ClearLab net sales also include license fees from the Company’s Japanese license agreement. Cash payments received from this license are recognized systematically over the periods that the fees are earned by the Company.

ClearLab provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends. The Company’s provisions for doubtful accounts are summarized in the table below (in thousands):

	January 1, 2005	December 31, 2005
Beginning of year	$—	$44
Charges to costs and expenses	44	146
Deductions	—	(54)
End of year	$44	$136

Vendor Rebate & Incentive Arrangements

The Company’s U.S. Retail segment enters into arrangements to receive cash consideration from certain of its vendors. The arrangements include manufacturer rebates and cooperative marketing program reimbursements. Cash consideration for some vendor agreements is dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching the minimum purchase thresholds using past experience and current year forecasts. When purchases can be reasonably estimated, the Company records a portion of the rebate as it makes progress towards the purchase threshold. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” consideration received from vendors is reflected as a reduction of cost of goods sold if the inventory has been sold by the Company or a reduction of inventory if the product inventory is still on hand at the reporting date. When the Company meets the criteria for reimbursements for specific, incremental, identifiable advertising costs incurred for advertising the vendors’ products, the reimbursement is recorded as a reduction to advertising expense in the Company’s consolidated statements of operations.

Inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. Inventories consisted of the following (in thousands):

	January 1, 2005	December 31, 2005
Purchased contact lenses	$16,216	$13,554
Manufactured contact lenses:
Raw materials	930	1,322
Work in process	1,796	1,894
Finished goods	3,264	4,688
Total	$22,206	$21,458

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The Company’s inventory provisions are summarized in the table below (in thousands):

	January 3, 2004	January 1, 2005	December 31, 2005
Beginning of year	$731	$623	$1,202
Provision for losses	231	720	1,531
Write-offs	(339)	(141)	(542)
End of year	$623	$1,202	$2,191

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

The manufacturing facility represents the Company’s leasehold interest in a building in Singapore which was assumed in connection with the acquisition of ClearLab International. The Company subleases a portion of its Singapore building to others. For the fiscal years ended January 1, 2005 and December 31, 2005, sublease income of approximately $168,000 and $134,000, respectively, is reflected as a reduction of other selling, general and administrative expenses in the accompanying consolidated statements of operations. Expected future sublease income under these agreements for the next five fiscal years is as follows: $30,000 in fiscal 2006 and none in fiscal 2007, 2008, 2009 and 2010.

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in other selling, general and administrative expenses.

Goodwill

Goodwill resulted from the acquisitions of ClearLab International and Lens1st/Lens Express and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill is not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis for fiscal 2005 and determined that as of December 31, 2005 goodwill was not impaired.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches. The three tranches of 90,000 options vest on July 24, 2005, 2006 and 2007, respectively. The first tranche of 90,000 options vested during the third fiscal quarter of 2005. The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date. Using this method, these vested options were valued at approximately $1.3 million and the Company recorded this amount as additional purchase consideration, increasing goodwill. The value of the remaining unvested options will be determined and recorded as additional goodwill at the applicable vesting dates.

Definite-lived Intangible Assets

Intangible assets mainly consist of amounts paid to secure the rights to the Company’s telephone numbers and Internet addresses; acquired technology relating to the development and manufacturing of contact lenses; non-compete agreements; and customer databases. The costs relating to the definite-lived intangible assets are amortized over the estimated useful lives using straight-line and accelerated methods. As of December 31, 2005, the weighted average amortization period for all intangible assets was 7 years. The weighted average amortization periods for telephone numbers and Internet addresses is 4 years, acquired customer databases is 5 years, core and completed technologies is 12 years and non-compete agreements is 4 years.

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

The Company’s definite-lived intangible assets are summarized in the table below (in thousands):

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Telephone numbers, Internet addresses and other	$8,330	$(4,492)	$3,838
Acquired customer databases	5,100	(4,421)	679
Acquired core and completed technologies	11,247	(2,386)	8,861
Non-compete agreements	1,801	(1,332)	469
	$26,478	$(12,631)	$13,847

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Telephone numbers, Internet addresses and other	$7,720	$(3,060)	$4,660
Acquired customer databases	5,100	(3,362)	1,738
Acquired core and completed technologies	12,161	(1,525)	10,636
Non-compete agreements	1,827	(964)	863
	$26,808	$(8,911)	$17,897

Definite-lived intangible assets amortization expense totaled approximately $3,197,000, $3,725,000, and $3,846,000 for fiscal years 2003, 2004 and 2005, respectively. Estimated amortization expense for the next five fiscal years is as follows: $3,102,000 in fiscal 2006, $2,338,000 in fiscal 2007, $1,755,000 in fiscal 2008, $1,461,000 in fiscal 2009 and $967,000 in fiscal 2010.

Impairment of Long-lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its future undiscounted net cash flows expected to be generated during its use and eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. The Company performed an impairment analysis of the long-lived assets associated with ClearLab and determined that as of December 31, 2005, none of the Company’s long-lived assets were impaired.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of accounts receivable, a line of credit, long-term debt and short-term obligations. The Company believes that the carrying amounts approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation

The functional currency of the Company’s Singapore operations is the Singapore dollar and the functional currency of the Company’s United Kingdom operations is the British pound. The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in other income (expense) and totaled $223,000, $868,000 and $(1,444,000) for fiscal 2003, 2004 and 2005, respectively.

Advertising Costs

The Company expenses all advertising costs when the advertising first takes place.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for fiscal 2003, 2004 and 2005 were approximately $4,625,000, $2,977,000 and $3,169,000, respectively. In connection with the acquisition of ClearLab UK in 2004, the Company recorded approximately $83,000 of purchased in-process research and development expense (see Note 4).

Income Taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss per Common Share

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. At January 3, 2004, January 1, 2005 and December 31, 2005, options to purchase

1,317,344, 1,405,538 and 1,242,977 shares of common stock were not included in the computation of Diluted EPS because the effect would be antidilutive. During fiscal 2003, performance conditions were met on 700,000 shares of restricted stock placed in escrow as part of the purchase consideration for ClearLab International and these shares were treated as outstanding.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Net Loss	Shares	Per Share Amount
Year Ended January 3, 2004:
Basic EPS	$(1,438)	12,696	$(0.11)
Effect of stock options		—
Diluted EPS	$(1,438)	12,696	$(0.11)
Year Ended January 1, 2005:
Basic EPS	$(616)	13,269	$(0.05)
Effect of stock options		—
Diluted EPS	$(616)	13,269	$(0.05)
Year Ended December 31, 2005:
Basic EPS	$(2,605)	13,321	$(0.20)
Effect of stock options		—
Diluted EPS	$(2,605)	13,321	$(0.20)

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2003	2004	2005
Net loss:
As reported	$(1,438)	$(616)	$(2,605)
Fair-value based compensation, net of tax	(1,315)	(1,534)	(952)
Pro forma	$(2,753)	$(2,150)	$(3,557)
Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.05)	$(0.20)
Pro forma	$(0.22)	$(0.16)	$(0.27)

Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years’ expense.

The weighted average per share fair value of option grants during fiscal 2003, 2004 and 2005 was $13.72, $11.55, and $11.30, respectively. The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	2.6%	3.2%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	71%	68%	66%
Expected life	5 years	5 years	5 years

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will use the modified prospective method of transition and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. Based on estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for fiscal 2006 will be approximately $1.4 million (unaudited) before considering the tax effect. In addition, for any new awards that may be granted during fiscal 2006, the Company will incur additional expense that cannot yet be quantified. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The provisions of this statement become effective for the Company in fiscal 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact of SFAS No. 151.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the fiscal 2005 presentation.

NOTE 3.   DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Obligations

The Company’s debt obligations are comprised of the following (Singapore dollars (“SGD”) and U.S. dollars (“USD”) in thousands):

	January 1, 2005	December 31, 2005
Revolving credit facility (see description below)	$14,404	$23,746
Long-term Debt Obligations:
Term loan payable to a Singapore bank (SGD 5,610 at December 31, 2005), interest payable monthly at 6.75%, principal due in monthly installments from January 2003 through December 2007, secured by substantially all of the assets of ClearLab International and guaranteed by 1-800 CONTACTS, INC.	$4,648	$3,369
Subordinated note payable to the parent of IGEL (SGD 6,687 at December 31, 2005), interest payable monthly at 6.0%, principal due in monthly installments from January 2008 through December 2009, subordinated to a term loan to a Singapore bank, secured by a deed of second assignment of sale proceeds from the Singapore building leasehold and guaranteed by 1-800 CONTACTS, INC. (interest imputed at 7.0%), net of discount of $166 and $123 for fiscal 2004 and fiscal 2005, respectively	4,044	4,016
Unsecured note payable to ClearLab’s chief technology officer (SGD 1,121 at December 31, 2005), non-interest bearing, due in monthly installments through July 2007 (interest imputed at 7.0%), net of discount of $104 and $40 for fiscal 2004 and fiscal 2005, respectively	1,080	673
Other	30	15
Total long-term debt obligations	9,802	8,073
Current portion	(1,632)	(1,633)
Long-term debt, net of current portion	$8,170	$6,440

The aggregate amounts of principal maturities of long-term debt at December 31, 2005 are as follows (in thousands):

Fiscal Year:
2006	$1,666
2007	2,431
2008	1,916
2009	2,223
2010	—
Thereafter	—
8,236
Discounts	(163)
Total, net of discounts	$8,073

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million, or $40 million, depending on the Company’s minimum fixed coverage ratio, as defined in the agreement. As of December 31, 2005, the Company could borrow up to $30 million. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of December 31, 2005, the prime rate margin is 0.0 percent and the LIBOR rate margin is 2.0 percent. Interest is payable monthly. As of December 31, 2005, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $23.7 million. Of this amount, $15.0 million bore interest at the lender’s LIBOR rate plus 2.0 percent (6.38% at December 31, 2005) and the remaining $8.7 million bore interest at the lender’s prime rate plus 0.0 percent (7.25% at December 31, 2005). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

All outstanding balances on this credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The modified loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the modified agreement allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

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

Capital Lease Obligations

The Company leases various manufacturing and other equipment under capital lease arrangements. All of the equipment is maintained at the ClearLab facilities in both Singapore and the U.K. The majority of the leases were assumed in connection with the Company’s acquisition of ClearLab. The minimum future lease payments under capital lease obligations as of December 31, 2005 are as follows (in thousands):

Fiscal Year	Amount
2006	$65
2007	56
2008	23
2009	13
2010	—
Total minimum lease payments	157
Less amount representing interest	(16)
Present value of minimum lease payments	141
Current portion	(58)
Capital lease obligations, net of current portion	$83

As of December 31, 2005, the equipment held under capital lease obligations had a cost of approximately $370,000 and accumulated depreciation of approximately $157,000.

NOTE 4.   ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Lens Express and Lens 1st

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

The consideration paid by the Company totaled $31.0 million and consisted of approximately $7.0 million in cash (including $0.5 million in transaction costs), 900,000 shares of restricted common stock of the Company with a fair value of $19.9 million and the assumption of approximately $4.1 million of the aforementioned liabilities.

During fiscal 2004, the Company consolidated the operating facility acquired from Lens 1st into its principal operating facilities in Utah.

VisionTec (subsequently renamed ClearLab UK)

On March 13, 2003, the Company signed a letter of intent with VisionTec, a developer and manufacturer of contact lenses based in the United Kingdom, and certain of its shareholders. The Company agreed to pay VisionTec a non-refundable sum equal to $1.5 million to be used by the entity for research and development activities relating to contact lenses. Of the total, $0.7 million was paid on March 14, 2003, and the remaining $0.8 million was paid on June 13, 2003. In addition, the Company was granted a six-month option to either: (1) acquire all of the shares of common stock of the entity; or, (2) acquire from the entity a worldwide license to manufacture, market, sell or otherwise use or exploit specific technology developed by the entity. As consideration for this option, the Company paid $0.1 million to VisionTec on March 14, 2003. In the event that the Company did not exercise the option to purchase the shares of Vision Tec, the Company agreed to pay the entity an additional $0.8 million. The Company also reimbursed VisionTec and its shareholders approximately $0.2 million for legal and financial expenses incurred by the entity in connection with the agreement.

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

On February 24, 2004, the Company completed the acquisition of the stock of VisionTec (subsequently renamed ClearLab UK). The transaction was accomplished as a purchase of all of the stock of the entity. The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million. In addition, the Company has agreed to pay a per unit royalty on sale of contact lenses to the former shareholders of VisionTec for a period of ten years. The Company has expensed approximately $0.1 million to date for these royalty payments. This transaction was accounted for as the acquisition of assets.

The following sets forth the consideration paid by the Company (in thousands, except share amounts):

Cash	$3,200
Restricted shares (155,084 shares at $20.634 per share)	3,200
Acquisition expenses	576
Total purchase consideration	$6,976

The following table sets forth the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Current assets	$629
Property, equipment and other long-term assets	2,725
Core technologies	4,494
Patents	3,148
Purchased in-process research and development	83
Current liabilities	(1,528)
Deferred income tax liability	(2,575)
Total	$6,976

The value allocated to purchased in-process research and development was charged to expense upon consummation of the acquisition. Core technologies and patents are definite-lived intangible assets that are being amortized over twelve years.

Japanese License and Royalty Agreement

In December 2004, the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $5 million was paid in December 2004, $3 million in December 2005 and $2 million in January 2006. The remaining $8 million is expected to be paid over the next two to four years as the Company continues to fulfill its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. Of the $10 million that has been received, $3 million is based on achievement of a specific milestone and the balance received represents a portion of the guaranteed license fee. Accordingly, the Company is recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June of 2007. In the event the Company achieves a milestone (not relating to the guaranteed portion of the license fees) prior to the completion of its obligations under the agreement, the milestone payment will be recognized on a straight-line basis over the remaining period of the Company’s continued involvement in meeting its obligations. The $3 million milestone payment received in December 2005 is being recognized accordingly. Upon completion of this agreement, the Company will recognize the remaining milestone payments as the agreed upon milestones are achieved. No license revenue was recognized in fiscal 2004 and approximately $4.0 million was recognized in fiscal 2005.

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

Optical Retail Store Partnership

During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement is to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service. This partnership also allows the Company to realize the benefits of vertical integration through the selling of ClearLab products to Utah consumers.

Under the agreement, the Company fulfills substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, during the term of the agreement, the Company guaranteed that the retail chain would receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply. Under the arrangement, the Company records gross revenues for all orders fulfilled and records selling, general and administrative expense for the retail chain’s share of the net operating results.

This agreement expired in January 2006; however, both parties continue to operate their contact lens businesses jointly as they work towards confirming the terms of a new arrangement. The Company expects to enter into a new agreement.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumer Act (“FCLCA”). The FCLCA requires that contact lenses only be sold to customers based on the seller obtaining a copy of the prescription itself or verifying the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

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

Operating Leases

The Company leases land, office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for fiscal 2003, 2004 and 2005 totaled approximately $1,594,000, $2,029,000 and $2,101,000, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year	Amount
2006	$1,964
2007	1,890
2008	1,688
2009	1,427
2010	383
Thereafter	3,218
$10,570

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

Advertising Commitments

As of December 31, 2005, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $8.6 million for advertising during 2006.

Purchase Commitments

As of December 31, 2005, the Company had entered into certain noncancelable commitments with a certain supplier that will require the Company to purchase approximately $1.7 million of inventory during fiscal 2006.

As of December 31, 2005, the Company had entered into certain noncancelable commitments with a certain production vendor that will require the Company to purchase approximately $659,000 in production and manufacturing equipment during fiscal 2006.

Other Commitments

As of December 31, 2005, the Company had a remaining minimum service commitment with a telecommunications provider of approximately $603,000 through fiscal 2006.

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

In connection with the acquisition of ClearLab International, the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD1,125,000 (USD $676,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of December 31, 2005, the Company has paid approximately SGD769,000 (USD $462,000) of this obligation.

Also in connection with the acquisition of ClearLab International, certain technologies and intellectual property were assigned to the Company for use in new products. In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD1,000,000 (USD $601,000) and SGD1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement (see Note 7). As of December 31, 2005, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future. During 2005 the Company paid the commission of SGD1,000,000 (USD $595,000) and 90,000 of the options vested.

NOTE 6.   COMMON STOCK TRANSACTIONS

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. A purchase of the full 3,000,000 shares would equal approximately 22 percent of the total shares issued as of December 31, 2005. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through December 31, 2005, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. During fiscal 2003, 2004 and 2005, the Company did not repurchase any shares of its common stock. The repurchased shares were retained as treasury stock. As of December 31,

2005, no shares remain in treasury as these shares were used to acquire ClearLab and Lens 1st/Lens Express.

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

During fiscal 2003, the performance conditions were met on the 700,000 shares of restricted common stock placed in escrow as part of the purchase consideration for the ClearLab International acquisition. These shares were treated as outstanding at the time the performance guarantee was met. Additionally, the Company recorded compensation expense and additional paid-in capital of $0.7 million due to the transfer of shares owned by ClearLab’s chief technology officer to key employees of ClearLab International.

During fiscal 2004, the Company completed the acquisition of VisionTec (subsequently renamed ClearLab UK) and issued 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million (see Note 4).

NOTE 7.   STOCK OPTIONS AND STOCK GRANTS

The Company has established a stock option plan that provides for the issuance of a maximum 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of both incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of December 31, 2005, 690,220 shares are available for future granting.

Prior to the establishment of the stock option plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

All options granted through January 1, 2000 vest equally over a three-year period and expire in ten years. The stock options issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of ClearLab International and other options issued to the chief technology officer of ClearLab International vest equally at the end of the third, fourth and fifth years and expire in ten years. All other options granted subsequent to January 1, 2000, vest equally over a four-year period and expire in five to ten years. A summary of stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 28, 2002	1,176	$17.56
Granted	303	26.99
Exercised	(124)	6.95
Forfeited	(38)	22.12
Outstanding at January 3, 2004	1,317	20.60
Granted	144	22.00
Exercised	(33)	9.21
Forfeited	(22)	23.02
Outstanding at January 1, 2005	1,406	20.97
Granted	1	22.00
Exercised	(40)	9.44
Forfeited	(124)	25.52
Outstanding at December 31, 2005	1,243	$20.90
Exercisable at December 31, 2005	776	$17.30

The following is additional information with respect to stock options as of December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.61 - $4.37	5	1.4	$3.89	5	$3.89
4.38 - 8.75	174	2.3	5.72	174	5.72
8.76 - 13.12	83	4.8	11.87	59	11.87
13.13 - 17.50	252	5.3	14.48	252	14.48
17.51 - 21.87	11	5.1	21.11	10	21.18
21.88 - 26.25	340	4.5	23.94	112	23.88
26.26 - 30.62	196	3.2	27.60	102	27.68
30.63 - 35.00	162	6.2	34.98	42	34.94
35.01 - 43.75	20	4.7	43.75	20	43.75
	1,243	4.4	$20.90	776	$17.30

During fiscal 2005, the Board of Directors granted 30,000 shares of restricted common stock to three officers of the Company. Two of the grants totaling 20,000 shares were valued at the closing stock price of $22.67 on the date of the grant. The third grant of 10,000 was valued at the closing stock price of $18.84 on the date of the grant. The restrictions on the common stock lapse in equal amounts over a five-year period. During fiscal 2003, the Board of Directors granted 7,549 shares of restricted common stock to an officer of the Company. The plan was approved at the 2004 shareholder meeting on May 21, 2004. The stock was valued at the closing stock price on May 21, 2004, which was $15.28. The restrictions on these shares of common stock lapse in equal amounts over a ten-year period. The Company recorded expense of approximately $114,000 related to restricted stock during fiscal 2005 and approximately $9,000 related to restricted stock during fiscal 2004. As of December 31, 2005, approximately $0.6 million has been deferred and will be recognized over the vesting period.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches. The three tranches of 90,000 options vest on July 24, 2005, 2006 and 2007, respectively. The first tranche of 90,000 options vested during the third fiscal quarter of 2005. The Company used the Black-Scholes option-pricing model to determine the fair value of these options, as of the vesting date. Using this method, these vested options were valued at approximately $1.3 million and the Company recorded this amount as additional purchase consideration, increasing goodwill. Goodwill associated with the ClearLab International acquisition amounted to approximately $13.1 million as of December 31, 2005.

During the fourth quarter of fiscal 2002, the chief technology officer of ClearLab International, agreed to transfer 28,000 shares of restricted common stock to key employees of ClearLab International. The shares are part of the 700,000 shares of restricted common stock issued as partial consideration for the acquisition of ClearLab International. These shares were subject to the same performance guarantee and vesting provisions as the original 700,000 that were held in escrow. The Company recorded compensation expense and additional paid-in capital of $0.7 million based on the fair market value of the shares in June 2003, the date the performance conditions were met.

NOTE 8.   RELATED PARTY TRANSACTIONS

In connection with the ClearLab International acquisition, the Company issued certain notes payable to related parties (see Note 3).

During fiscal 2003, 2004 and 2005, the Company incurred expenses of approximately $1.2 million, $1.4 million and $1.1 million, respectively, to legal firms in which members of the Company’s Board of Directors are partners. These fees represent the total amount incurred each year subsequent to the individuals joining the Company’s Board of Directors.

NOTE 9.   INCOME TAXES

Income (loss) before income taxes consists of the following components for fiscal 2003, 2004 and 2005 (in thousands):

	Fiscal Year
	2003	2004	2005
U.S. operations	$3,510	$10,459	$16,051
Foreign operations	(3,030)	(7,777)	(13,428)
	$480	$2,682	$2,623

The components of the provision for income taxes for fiscal 2003, 2004 and 2005 are as follows (in thousands):

	Fiscal Year
	2003	2004	2005
Current provision:
Federal	$(1,781)	$(4,201)	$(6,152)
State	(274)	(640)	(903)
Foreign	—	(374)	(225)
Total current provision for income taxes	(2,055)	(5,215)	(7,280)
Deferred benefit (provision):
Federal	119	760	576
State	18	114	87
Foreign	249	1,813	1,414
Change in valuation allowance	(249)	(770)	(25)
Total deferred benefit for income taxes	137	1,917	2,052
Total provision for income taxes	$(1,918)	$(3,298)	$(5,228)

The majority of the Company’s income tax provision for the fiscal years relates to income generated in U.S. tax jurisdictions. The portion of the current provisions that relates to foreign operations is due to Japanese withholding tax on license payments. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction. Also, during fiscal 2004 and 2005, the deferred benefit that relates to foreign operations, primarily represents the income tax benefit for U.K. losses which are carried forward indefinitely. This benefit was recorded because the related deferred tax assets were expected to reverse over the same periods as the deferred tax liabilities.

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate for fiscal 2003, 2004 and 2005:

	Fiscal Year
	2003	2004	2005
Statutory U.S. federal income tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	35.2	12.7	20.2
Non-deductible lobbying expenses	111.2	1.1	12.7
Foreign	162.7	47.9	128.3
Change in foreign deferred tax assets valuation allowance	51.9	25.6	1.0
Other	4.6	0.7	2.1
	399.6%	123.0%	199.3%

The Company’s effective income tax rate on the U.S. pre-tax income is 54.6%, 38.7% and 39.8% for fiscal 2003, 2004 and 2005, respectively. The fiscal 2003 U.S. effective income tax rate is significantly greater than the statutory U.S. income tax rate primarily due to the level of non-deductible lobbying expenses incurred during the fiscal year.

The components of the deferred income tax assets and liabilities are as follows (in thousands):

	January 1,	December 31,
	2005	2005
Deferred income tax assets:
Accrued reserves	$790	$1,181
Intangibles amortization	862	1,017
Inventory capitalization	74	53
Unearned revenue	1,230	375
Foreign operating loss carry forwards	1,635	1,547
Other	542	540
	5,133	4,713
Valuation allowance	(1,262)	(1,218)
Deferred income tax liabilities:
Depreciation and amortization	(3,281)	(784)
Net deferred income tax asset	$590	$2,711
Balance sheet classification:
Net deferred income tax asset—current	$1,328	$1,624
Net deferred income tax asset—noncurrent	720	1,087
Net deferred income tax liability—noncurrent	(1,458)	—
	$590	$2,711

As of December 31, 2005, the Company has a net operating loss carry-forward for U.K. income tax purposes of approximately GBP2,998,000 (USD$5,158,000), which does not expire. This results in a deferred income tax asset of approximately $1,547,000. In December 2005, the Company’s U.K. entity transferred certain intellectual property to the Company’s Singapore entity which resulted in a reduction of certain deferred tax assets and deferred tax liabilities.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. As of December 31, 2005, the Company has provided valuation allowances of $1,134,000 against its foreign deferred tax assets and $84,000 against its U.S. deferred tax assets. Given the uncertainty with respect to realization of the foreign deferred tax assets, the Company has recorded a valuation allowance equal to the excess of the foreign deferred tax assets over the foreign deferred tax liabilities. The U.S. valuation allowance relates to a specific capital loss carryforward.

During fiscal 2003, the Company’s Singapore operations applied for a pioneer tax certificate. This pioneer tax certificate allows for a seven-year tax holiday with an extension for an additional three years if certain conditions are met. The tax holiday has clawback provisions if the Company does not continually meet certain research and development, capital investment and employment requirements. The tax holiday reduces the Singapore statutory tax rate from 22% for 2003, 20% for 2004, 20% for 2005 and future periods to 0% on qualified income. One of the conditions of the pioneer tax certificate is the requirement to transfer to Singapore the intellectual property acquired in fiscal 2004 as part of the ClearLab UK acquisition. This intellectual property was transferred to Singapore in December 2005. As of December 31, 2005, the Company’s Singapore operations have met the requirements and expect to continue to meet the requirements for this pioneer tax certificate.

The Company has not recorded any income tax benefit related to its foreign losses in Singapore. For fiscal 2003 and 2004, the Company recorded a deferred income tax asset related to the foreign losses in Singapore but also recorded a valuation allowance offsetting the entire deferred income tax asset. For fiscal 2005, the Company reversed both the asset and the valuation allowance due to meeting the current requirements of the pioneer tax certificate during 2005. Under this pioneer tax certificate, because of a zero tax rate, losses generated during the pioneer certificate period are not available for carryover to offset income in post-pioneer certificate periods. The Company has not recorded any income tax benefit related to its foreign losses in Singapore prior to 2003 given the uncertainty of the ultimate realization of these operating loss carryforwards incurred.

The Company is subject to income taxes in the U.S., the U.K. and Singapore (with the exception of the pioneer tax certificate noted above). Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there may be transactions and calculations where the ultimate tax determination is uncertain. Because the Company is subject to audit by tax authorities, accruals for tax contingencies are provided for. During fiscal 2005, the Company’s U.S. federal income tax return was audited for the fiscal year 2003 by the Internal Revenue Service. This audit was substantially complete as of December 31, 2005 and resulted in an assessment in January 2006 of less than $10,000 primarily due to temporary differences. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company has not provided for U.S. deferred income taxes or for foreign withholding taxes on the undistributed earnings of its subsidiaries. Foreign earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. However, as of December 31, 2005, all foreign subsidiaries are in an accumulative loss position. The Company’s intent is for foreign earnings to be reinvested by the subsidiaries.

NOTE 10.   PREFERRED STOCK

The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For fiscal 2003, 2004 and 2005, no shares were issued or outstanding. The Company’s Board of Directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 11.   SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, Inc. a direct marketer of replacement contact lenses. The Company’s International segment (ClearLab) includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers, and distributors of contact lenses. Operating segment information is as follows (in thousands):

Fiscal Year 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of ($1,194)	$219,559	$19,585	$(1,194)	$237,950
Gross profit	86,438	2,496	(250)	88,684
Research and development	103	3,066	—	3,169
Other selling, general and administrative expense	42,494	7,567	—	50,061
Income (loss) from operations	15,389	(9,405)	(250)	5,734
Depreciation and amortization	4,988	3,932	—	8,920
Capital expenditures	5,832	9,633	—	15,465

Fiscal Year 2004	U.S. Retail	International	Eliminations	Total
Net sales	$204,406	$7,272	$—	$211,678
Gross profit (loss)	82,187	(251)	—	81,936
Research and development	536	2,441	—	2,977
Purchased in-process research and development	—	83	—	83
Other selling, general and administrative expense	38,032	4,686	—	42,718
Income (loss) from operations	11,588	(8,187)	—	3,401
Depreciation and amortization	4,460	3,462	—	7,922
Capital expenditures	2,862	5,544	—	8,406

Fiscal Year 2003	U.S. Retail	International	Eliminations	Total
Net sales	$181,331	$5,972	$—	$187,303
Gross profit (loss)	68,178	2,252	—	70,430
Research and development	4,208	417	—	4,625
Purchased in-process research and development	—	—	—	—
Other selling, general and administrative expense	34,120	3,495	—	37,615
Income (loss) from operations	3,701	(2,054)	—	1,647
Depreciation and amortization	4,453	1,924	—	6,377
Capital expenditures	1,252	1,576	—	2,828

The following reconciles total segment income from operations to income before provision for income taxes for the applicable fiscal years (in thousands):

	2003	2004	2005
Income from operations	$1,647	$3,401	$5,734
Interest expense	(1,276)	(1,573)	(1,484)
Foreign currency exchange transaction gains (loss)	223	868	(1,444)
Other income (expense), net	(114)	(14)	(183)
Income before provision for income taxes	$480	$2,682	$2,623

Identifiable segment assets as of January 1, 2005 and December 31, 2005 are as follows (in thousands):

	Fiscal Year 2005
	U.S. Retail	International	Total
Long-lived assets excluding goodwill, net	$12,826	$30,727	$43,553
Goodwill	22,304	13,101	35,405
Total assets	54,758	60,187	114,945

	Fiscal Year 2004
	U.S. Retail	International	Total
Long-lived assets excluding goodwill, net	$11,070	$27,445	$38,515
Goodwill	22,304	12,016	34,320
Total assets	56,216	52,769	108,985

Long-lived assets, net by location are as follows for the fiscal years ended (in thousands):

	2004	2005
United States	$33,374	$35,130
Singapore	25,150	34,715
United Kingdom	14,311	9,113
	$72,835	$78,958

ClearLab generates a substantial portion of its revenue from the manufacture and sale of contact lenses from a concentration of a few large customers. During fiscal 2005, ClearLab generated approximately 16%, 9% and 7% of these revenues, respectively, from its three largest customers. During fiscal 2004, ClearLab generated approximately 24%, 14% and 14% of these revenues, respectively, from its three largest customers.

NOTE 12.   RETIREMENT AND SAVINGS PLAN

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant’s eligible compensation. The Company contributed approximately $146,000, $188,000 and $242,000 to the plan during fiscal 2003, 2004 and 2005, respectively.