Form 10-Q
period 2006-04-01
1 800 CONTACTS INC
filed 2006-05-11
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

                                  or

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

(801) 316-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of May 4, 2006, the Registrant had 14,009,689 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

ASSETS

	December 31,	April 1,
	2005	2006
CURRENT ASSETS:
Cash	$1,481	$407
Accounts receivable, net	3,451	3,027
Other receivables	1,738	1,564
Inventories, net	21,458	21,596
Deferred income taxes	1,624	1,872
Other current assets	3,792	2,202
Total current assets	33,544	30,668
PROPERTY AND EQUIPMENT, net	29,705	31,389
DEFERRED INCOME TAXES	1,087	1,054
GOODWILL	35,405	35,773
DEFINITE-LIVED INTANGIBLES, net	13,847	13,268
OTHER ASSETS	1,357	1,365
Total assets	$114,945	$113,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$13,061
Current portion of long-term debt	1,633	1,686
Current portion of capital lease obligations	58	28
Income taxes payable	567	4,104
Accounts payable	12,063	14,533
Accrued liabilities	8,197	9,784
Unearned revenue	3,299	4,024
Total current liabilities	25,817	47,220
LONG-TERM LIABILITIES:
Line of credit	23,746	—
Long-term debt, net of current portion	6,440	6,211
Capital lease obligations, net of current portion	83	70
Unearned revenue, net of current portion	973	498
Other long-term liabilities	669	645
Total long-term liabilities	31,911	7,424
STOCKHOLDERS’ EQUITY:
Common stock, 13,340 and 13,358 issued and outstanding, respectively	133	134
Additional paid-in capital	47,876	48,351
Retained earnings	9,613	10,794
Accumulated other comprehensive loss	(405)	(406)
Total stockholders’ equity	57,217	58,873
Total liabilities and stockholders’ equity	$114,945	$113,517

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	April 2,	April 1,
	2005	2006
NET SALES	$60,283	$63,491
COST OF GOODS SOLD	37,775	39,013
Gross profit	22,508	24,478

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	6,538	3,983
Legal and professional	1,284	1,125
Research and development	1,055	1,328
Other selling, general and administrative	11,517	13,679
Total selling, general and administrative expenses	20,394	20,115
INCOME FROM OPERATIONS	2,114	4,363
OTHER INCOME (EXPENSE), net	(641)	313
INCOME BEFORE PROVISION FOR INCOME TAXES	1,473	4,676
PROVISION FOR INCOME TAXES	(1,290)	(3,495)
NET INCOME	$183	$1,181

PER SHARE INFORMATION:
Basic and diluted net income per common share	$0.01	$0.09

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 2,	April 1,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183	$1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,126	2,298
Amortization of debt issuance costs and discounts	48	56
Foreign currency exchange loss (gain)	312	(732)
Stock-based compensation	5	367
Tax benefits from share-based payment exercises	—	(14)
Loss on sale of property and equipment	107	2
Deferred income taxes	(626)	(216)
Changes in operating assets and liabilities:
Accounts receivable, net	(321)	623
Inventories, net	489	40
Other receivables	447	174
Other current assets	72	1,619
Income taxes payable	1,190	3,538
Accounts payable	1,938	2,182
Accrued liabilities	1,276	1,528
Unearned revenue	(1,070)	164
Net cash provided by operating activities	6,176	12,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,282)	(2,658)
Proceeds from sale of property and equipment	27	—
Deposits and other	(598)	(106)
Net cash used in investing activities	$(1,853)	$(2,764)

	Quarter Ended
	April 2,	April 1,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$78	$97
Excess tax benefits from share-based payment exercises	—	27
Net repayments on line of credit	(5,988)	(10,684)
Principal payments on capital lease obligations	(13)	(46)
Principal payments on long-term debt	(421)	(464)
Net cash used in financing activities	(6,344)	(11,070)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	36	(50)
NET DECREASE IN CASH	(1,985)	(1,074)
CASH AT BEGINNING OF PERIOD	3,105	1,481
CASH AT END OF PERIOD	$1,120	$407

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$262	$430
Cash paid for income taxes	725	150

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 2. INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in. Inventories consisted of the following (in thousands):

	December 31,	April 1,
	2005	2006
Purchased contact lenses and accessories	$13,554	$11,723
Manufactured inventories:
Raw materials	1,322	1,288
Work in process	1,894	1,747
Finished goods contact lenses	4,688	6,838
Total	$21,458	$21,596

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values. As of December 31, 2005 and April 1, 2006, reserves for excess and obsolete inventories were approximately $2.2 million and $2.4 million, respectively.

NOTE 3. NET INCOME PER COMMON SHARE

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock using the treasury stock method. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. Additionally, the Company has not reflected performance awards in Diluted EPS since the performance conditions have not been satisfied as of April 1, 2006. For the quarter ended April 2, 2005, options to purchase 830,124 shares of common stock were not included in the computation of Diluted EPS because the effect would be antidilutive. For the quarter ended April 1, 2006, options to purchase 690,134 shares of common stock and 32,041 shares of unvested common stock were not included in the computation of Diluted EPS because the effect would be antidiultive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended April 2, 2005			Quarter Ended April 1, 2006
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic EPS	$183	13,302	$0.01	$1,181	13,345	$0.09
Effect of stock options		191			96
Effect of unvested stock awards
Diluted EPS	$183	13,493	$0.01	$1,181	13,441	$0.09

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income for the quarters ended April 2, 2005 and April 1, 2006 consists of the following components (in thousands):

	Quarter Ended
	April 2, 2005	April 1, 2006
Net income	$183	$1,181
Foreign currency translation	(117)	(1)
Comprehensive income	$66	$1,180

The foreign currency translation loss results primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore and United Kingdom subsidiaries’ financial statements.

NOTE 5. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense was recognized in net income for grants of employee stock options prior to 2006.

SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of the Company’s stock-based awards, which are stock options and restricted stock awards, are classified as equity instruments. In accordance with SFAS No. 123R, the Company elected to use the modified prospective transition method and therefore, financial statements prior to adoption remain unchanged. Under this transition method, compensation cost for the quarter ended April 1, 2006, includes amounts associated with (i) unvested stock options granted prior to January 1, 2006, (ii) restricted stock awards granted prior to January 1, 2006 and (iii) restricted stock awards granted during the quarter. Compensation cost recognized in the first quarter of fiscal 2006 for unvested options as of January 1, 2006 was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The following discusses certain other elections and assumptions the Company made as a result of adopting SFAS No. 123R:

•      Black-Scholes Model. For the Company’s pro forma disclosures under SFAS No. 123, it used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, the Company has elected to continue to use the Black-Scholes option pricing model to compute the fair value of options granted on or after January 1, 2006.

•      Forfeitures. Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from the Company’s estimates. The Company’s forfeiture rates are based upon historical experience.

•      Short-cut Method. The Company has elected to use the short-cut method in accordance with FSP 123R-3 in measuring its APIC pool available to absorb tax deficiencies recognized in subsequent periods from the exercise of unqualified stock options and vesting of restricted stock awards. Under the short-cut method, the Company has determined that it has no APIC pool as of January 1, 2006. Accordingly, realized tax deficiencies in excess of tax benefits related to fully vested awards as of January 1, 2006, will be recorded as additional income tax expense in the period determined.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. However, under the short-cut method, for all vested awards as of January 1, 2006, any realized tax benefits are recorded as financing cash flows and an increase to additional paid in capital. For the first quarter of fiscal 2006, approximately $27,000 of excess tax benefits were generated.

Stock-based expense for the first quarter of fiscal 2006 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006.  As a result of adopting SFAS No. 123R, the stock-based compensation expense for employees and non-employee directors for the first quarter of fiscal 2006 totaled approximately $0.4 million.  The total income tax benefit related to stock-based expense during the first quarter of fiscal 2006 was approximately $0.1 million. The impact on basic and diluted earnings per share for the first quarter of fiscal 2006 was a decrease of approximately $0.02 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit from the exercise of common stock option exercises as, a component of cash flows from operating activities.  Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities.  This resulted in a decrease of $27,000 in cash flows from operating activities and an increase of $27,000 in cash flows from financing activities compared to cash flows from stock-based compensation presented under APB 25.

Stock –Based Award Plans

Stock Options. The Company has established a stock option plan that provides for the issuance of a maximum 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of both incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of April 1, 2006, 17,398 shares are available for future granting.

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

Stock options remain outstanding under these various plans as of January 1, 2006. There were no options granted from these plans during the first quarter of fiscal 2006, and the Company does not currently plan to grant any stock options in fiscal 2006. Under SFAS No. 123, pro-forma expense for stock options was calculated using a straight-line vesting schedule over the vesting period of approximately four years.  Had the Company used the fair value based accounting method for stock option expense prescribed by SFAS No. 123, the Company’s net income and earnings per share for the first quarter of fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

Quarter Ended
April 2, 2005
Net income (loss):
As reported	$183
Add: Stock based compensation expense included in reported net income, net of tax	5
Deduct: Fair-value based compensation, net of tax	(314)
Pro forma	$(126)

Basic and diluted net income(loss) per common share:
As reported	$0.01
Pro forma	$(0.01)

The Company’s stock option activity during the first quarter of fiscal 2006 is as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 31, 2005	1,243	$20.90
Exercised	(14)	7.14
Forfeited	(14)	22.19
Expired	(2)	23.94
Options outstanding at April 1, 2006	1,213	$21.03	4.17	$1,421
Options vested and expected to vest at April 1, 2006	1,152	20.67	4.13	1,420

Options exercisable at April 1, 2006	808	$17.56	3.76	$1,416

The total intrinsic value of options exercised during the first quarters of fiscal 2006 and 2005 totaled approximately $0.1 million for both respective periods.  The weighted average fair value of stock option grants was $11.30 for the first quarter of fiscal 2005. No stock options were granted in the first quarter of fiscal 2006.

The fair value of options granted in the first quarter of fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Quarter Ended
April 2, 2005
Risk-free interest rate	3.7%
Expected dividend yield	0.0%
Volatility	66%
Expected life	5 years

For the first quarter of fiscal 2006, stock option expense is recognized on a straight-line basis over the four year vesting period. Approximately $0.3 million was charged to expense in the first quarter of fiscal 2006. The Company has applied a weighted average forfeiture assumption of 15.03% in the calculation of such expense.

As of April 1, 2006, there was approximately $1.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Cash received from option exercises during the first quarter of fiscal 2006 was approximately $0.1 million. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the first quarter of fiscal 2006, was approximately $27,000 which was credited to additional paid-in capital.

Restricted Share Awards. During the fiscal quarter ended April 1, 2006, the Company’s Board of Directors approved a grant of 599,096 shares of restricted common stock to various employees and executives of the Company. The restricted share grants were valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14. The restricted share grants include both time-vesting and performance-vesting restricted shares. The time-vesting shares (273,451 awards) vest 20% per year beginning November 30, 2006 and ending November 30, 2010. The performance-vesting shares (325,645 awards) vest upon achievement of certain operational milestones - such as obtaining sources for “doctors only” lenses on competitive terms, development of certain contact lens products and the achievement of an eight quarter cumulative financial target of at least $81 million consolidated earnings before taxes by or before the end of fiscal 2010.   Both the time-vesting and the performance-vesting shares are subject to various change in control provisions involving the Company and its subsidiaries that may result in the accelerated vesting of unvested shares as well as conversion of unvested shares into a cash amount at the time of the change in control.

The Company also granted 50,000 shares of restricted common stock to its five non-employee Directors. These grants vest equally over a three-year period ended March 27, 2009, the vesting of these awards will be accelerated upon a change in control of the Company. The restricted share grants were also valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14. An additional 2,500 shares of restricted common stock were granted to one non-employee Director. This restricted share grant was valued at the closing stock price on the date of the grant, March 29, 2006, which was $13.28 and vests on July 28, 2006.

The Company’s activity relating to restricted share awards during the first quarter of fiscal 2006 was as follows (in thousands, except fair values):

	Number of Restricted	Weighted Average Grant Date Fair
	Share Awards	Value Per Award
Unvested at December 31, 2005	36	$17.82
Granted	652	13.14
Vested	(4)	22.69
Forfeited and expired	—	—
Unvested at April 1, 2006	684	$13.33

For the first quarter of fiscal 2006, approximately $0.1 million was charged to expense relating to the amortization of the time-vested restricted share awards. At April 1, 2006 unrecognized compensation expense related to time-vested restricted share awards totaled approximately $4.5 million and will be recognized over a weighted average period of approximately four years. The fair value of restricted share awards that vested during the quarter ended April 2, 2005 and the quarter ended April 1, 2006 totaled $0 and approximately $0.1 million, respectively.

Expense related to performance-vesting shares will be recognized once it is determined “probable” that the operational milestones will be met. At the time the achievement of these operational milestones are considered “probable”, the Company will record a cumulative catch-up for the amount of expense that should have been recognized from the date of the grant to the date it was determined achievement was probable and recognize the remaining expense on a straight-line basis through the estimated date of achievement. Total gross compensation expense, excluding any estimate of forfeitures related to the performance-vesting shares, is approximately $4.3 million.

NOTE 6. DEBT OBLIGATIONS

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million, or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement. As of April 1, 2006, the Company could borrow up to $30 million. Subsequent to the first quarter of fiscal 2006, the Company could borrow up to $40 million. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007, as such, the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of April 1, 2005. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of April 1, 2006, the prime rate margin is 0.25 percent and the LIBOR rate margin is 2.25 percent. Interest is payable monthly. As of April 1, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $13.1 million. Of this amount, $9.0 million bore interest at the lender’s LIBOR rate plus 2.25 percent (7.06% at April 1, 2006) and the remaining $4.1 million bore interest at the lender’s prime rate plus 0.25 percent (8.00% at April 1, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Advertising Commitments

As of April 1, 2006, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $5.9 million during the remainder of 2006.

NOTE 8. SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers and distributors of contact lenses. The U.S. Retail segment includes revenue from the optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement. Operating segment information for the first quarter ended April 2, 2005 and April 1, 2006 is as follows (in thousands):

Quarter Ended April 2, 2005	U.S. Retail	International	Eliminations	Total

Net sales (International segment includes intersegment sales of $371)	$56,366	$4,288	$(371)	$60,283
Gross profit	22,187	603	(282)	22,508
Research and development	—	1,055	—	1,055
Other selling, general and administrative expense	10,078	1,439	—	11,517
Income (loss) from operations	$4,403	$(2,007)	$(282)	$2,114

Quarter Ended April 1, 2006	U.S. Retail	International	Eliminations	Total

Net sales	$59,173	$4,318	$—	$63,491
Gross profit	23,624	638	216	24,478
Research and development	10	1,318	—	1,328
Other selling, general and administrative expense	11,713	1,966	—	13,679
Income (loss) from operations	$7,006	$(2,859)	$216	$4,363

The following reconciles total segment income from operations to income before provision for income taxes for the quarters ended April 2, 2005 and April 1, 2006 as follows (in thousands):

	Quarter Ended
	April 2, 2005	April 1, 2006
Income from operations	$2,114	$4,363
Interest expense, net	(301)	(412)
Foreign currency exchange transaction gain (loss), net	(312)	732
Other, net	(28)	(7)
Income before provision for income taxes	$1,473	$4,676

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended December 31, 2005	U.S. Retail	International	Total

Long-lived assets, net	$35,130	$43,828	$78,958
Total assets	54,758	60,187	114,945

Quarter Ended April 1, 2006	U.S. Retail	International	Total

Long-lived assets, net	$34,627	$45,803	$80,430
Total assets	52,947	60,570	113,517

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a direct marketer of replacement contact lenses and is also a manufacturer, developer and distributor of its own branded and private label contact lenses through its operations in Singapore and the United Kingdom. The Company’s U.S. Retail operations sell almost all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. ClearLab is the Company’s international contact lens development, manufacturing and distribution business.

Japanese License and Royalty Agreement. In December 2004, the Company signed an agreement which grants Menicon Co., LTD (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. During the first quarter of fiscal 2006, the Company received a payment of $2 million and has received a total of $10 million under the agreement to date.

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

The Company is developing this referral program under the brand name ProNet. ProNet will serve as the division of the Company dedicated to the national doctor referral network. The Company launched a website in support of the ProNet brand during March 2006. This website will serves as a tool to assist ProNet in recruiting providers and communicating with its current providers

Supplier Agreements.   The Company has agreements with its top two vendors for improved pricing and marketing support. This support comes in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

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

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2006 is a 52-week year and will end on December 30, 2006.

The Company has two operating segments referred to below. The Company’s domestic segment is represented by operations within the U.S. and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the U.K. and is referred to as “ClearLab” by the Company.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 2,	April 1,
	2005	2006
NET SALES	100.0%	100.0%
COST OF GOODS SOLD	62.7	61.4
Gross profit	37.3	38.6

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	10.8	6.3
Legal and professional	2.1	1.8
Research and development	1.8	2.1
Other selling, general & administrative	19.1	21.5
Total selling, general & administrative expenses	33.8	31.7
INCOME FROM OPERATIONS	3.5	6.9
OTHER INCOME (EXPENSE), net	(1.1)	0.5
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2.4	7.4
PROVISION FOR INCOME TAXES	(2.1)	(5.5)
NET INCOME	0.3%	1.9%

Net sales. Net sales for the quarter ended April 1, 2006 increased 5.3% to $63.5 million from $60.3 million for the quarter ended April 2, 2005. Net sales for the Company’s U.S. Retail operations for the first quarter of fiscal 2006 were $59.2 million compared to $56.4 million for the first quarter of fiscal 2005. U.S. Retail net sales increased primarily from an increase in sales on the internet due mainly to upgrades the Company made to its website during fiscal 2005 and from targeted online marketing programs.

During the quarter ended April 1, 2006 the Company spent approximately $4.0 million on advertising spending compared to $6.5 million for the quarter ended April 2, 2005. The Company’s reduction in advertising spending during the quarter from the first quarter of fiscal 2005 is consistent with the Company’s plans to spend less on advertising in fiscal 2006 as the Company focuses on addressing the threat of ‘doctors only’ lenses. Although the Company saw an increase in sales during the first quarter of 2006 compared to the first quarter of 2005, the Company expects that U.S. Retail net sales will be impacted by the decrease in advertising spending later this year. Additionally, U.S. Retail net sales growth continues to be constrained by lost sales related to certain ‘doctors only’ contact lenses that the Company cannot obtain in order to fill orders for customers who wish to purchase the product.

Net sales for ClearLab for the first quarter of fiscal 2006 were consistent with net sales for the first quarter of fiscal 2005 at $4.3 million. ClearLab’s results for the first quarter of fiscal 2006 include $1.5 million in license fees from the Company’s Japanese license agreement compared to $1.0 million in the first quarter of fiscal 2005.

The increase in license fees was largely offset by a decrease of $0.4 million in intercompany sales to the Company’s U.S. Retail business, as ClearLab recorded no sales to the U.S. Retail business in the first quarter of fiscal 2006.

Gross profit. Consolidated gross profit as a percentage of net sales increased to 38.6% for the quarter ended April 1, 2006 from 37.3% for the quarter ended April 2, 2005. Gross profit as a percentage of net sales for the Company’s U.S. Retail operations increased to 39.9% in the first quarter of fiscal 2006 from 39.4% in the first quarter of fiscal 2005. The Company expects the U.S. Retail gross profit margin to remain at approximately 40% throughout the remainder of fiscal 2006, although the margin may vary somewhat from quarter to quarter.

Gross profit as a percentage of net sales for ClearLab was 14.8% for the first quarter of fiscal 2006, compared to 14.1% for the first quarter of fiscal 2005. The Company expects to see improvement in gross margins from ClearLab in fiscal 2006 as production and sales volumes increase.

Advertising expense. Advertising expense for the quarter ended April 1, 2006 decreased to $4.0 million from $6.5 million for the first quarter ended April 2, 2005. As a percentage of net sales, advertising expense for the first quarter of fiscal 2006 decreased to 6.3% from 10.8% for the first quarter of fiscal 2005. The Company expects to decrease fiscal 2006 advertising expenses by approximately $10 to $12 million from fiscal 2005 as it focuses its resources towards legislative and public relations initiatives. However, if opportunities present themselves, the Company may increase advertising spending above currently planned levels. The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees. Legal and professional fees for the quarter ended April 1, 2006 decreased $0.2 million, or 12%, from the first quarter ended April 2, 2005. As a percentage of net sales, legal and professional fees decreased to 1.8% for the first quarter of fiscal 2006 from 2.1% for the first quarter of fiscal 2005.

During the first quarter of fiscal 2006, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives. The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers and the industry. As such, the Company expects to increase its fiscal 2006 legal and professional fees to support these legislative initiatives.

Research and development expenses. Research and development expenses for the quarter ended April 1, 2006 increased to $1.3 million, or 2.1% of net sales, from $1.1 million, or 1.8% of net sales, from the quarter ended April 2, 2005. During the first quarter of fiscal 2006, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2006 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended April 1, 2006 increased approximately $2.2 million, or 18.8%, to $13.7 million from the quarter ended April 2, 2005. As a percentage of net sales other selling, general and administrative expenses for the first quarter of fiscal 2006 also increased to 21.5% from 19.1% for the first quarter of fiscal 2005. The first quarter of fiscal 2006 results include approximately $0.3 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.1 million of expense related to restricted stock grants compared to approximately $5,000 of expense related to restricted stock grants in the first quarter of fiscal 2005.

The majority of the increase in the consolidated other selling, general and administrative expenses in the first quarter of 2006 relates to the Company’s U.S. Retail business which had a $1.6 million increase from the same quarter in the prior year. Additionally, such expenses also increased as a percentage of net sales to 19.8% for the first quarter of fiscal 2006 from 17.9% for the first quarter of fiscal 2005. The majority of the increase for U.S. Retail from the first quarter of fiscal 2005 relates to planned increases in employee costs to support a retail network, an initiative which is currently focused on expanding our doctor referral network, and to strengthen and build the Company’s Information Technology organization and technology infrastructure. The Company also had increases in other selling, general and administrative expenses related to the Company’s legislative efforts.

ClearLab’s other selling, general and administrative expenses increased by approximately $0.6 million for the quarter ended April 1, 2006 from the quarter ended April 2, 2005. A majority of ClearLab’s increase related to increases in employee costs to support the enhancement and scale up of its operations.

Other income (expense), net. For the quarter ended April 1, 2006, the Company had other income of $0.3 million compared to other expense for the quarter ended April 2, 2005 of $(0.6) million. For the first quarters of fiscal 2005 and 2006, other income (expense) consisted mainly of interest expense, resulting from use of the revolving credit facility and foreign exchange transaction gains or losses. Interest expense for the first quarter of fiscal 2006 increased $0.1 million to $0.4 million compared to $0.3 million in the first quarter fiscal 2005. The Company recorded a foreign exchange transaction gain of approximately $0.7 million and a loss of approximately $(0.3) million during the quarters ended April 1, 2006 and April 2, 2005, respectively. These exchange gains and losses relate primarily to intercompany loans to ClearLab.

Income taxes. The Company is taxed in three separate jurisdictions-U.S., Singapore and the United Kingdom. The Company’s effective U.S. income tax rate for the quarter ended April 1, 2006 is approximately 45% as compared with the 39% reported for the quarter ended April 2, 2005. The increase in the effective U.S. income tax rate primarily results from the increase in permanent nondeductible expenses, including those relating to the Company’s lobbying efforts.

During 2005, the Company’s Singapore operations met the requirements for the pioneer tax certificate in Singapore. This pioneer tax certificate allows for a seven-year tax holiday in Singapore beginning with fiscal 2003, with an extension for an additional three years if certain conditions are met. The tax holiday has clawback provisions if the Company does not continually meet certain research and development, capital investment and employment requirements. The tax holiday reduces the Singapore statutory tax rate to 0% on qualified income for 2003 and future periods through the end of the tax holiday. The Company expects to continue to meet the requirements for this pioneer tax certificate. During the first quarter of fiscal 2006, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the pioneer tax certificate and the uncertainty with respect to the realization of a tax benefit in Singapore relating to losses prior to 2003. However, the Company recorded a current tax provision in Singapore due to Japanese withholding tax on payments received from the Japanese license agreement. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

In the first quarter of fiscal 2006, the Company recorded a valuation allowance for deferred tax assets in excess of taxable temporary differences in the U.K. as it is more likely than not that these deferred tax assets will not be realized.

The Company expects that its fiscal 2006 effective income tax rates will approximate 45% for the U.S. operations. For the U.K. and Singapore operations, the Company expects that the effective tax rate will be 0% with the exception of the Japanese withholding tax on license payments made to ClearLab International. The Company’s effective income tax rates may change as facts and circumstances change.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings. The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock. The Company anticipates that these uses will continue to be the principal demands on its cash in the future. As of April 1, 2006, the Company had net working capital (deficit) of approximately $(16.6) million, compared to $7.7 million as of December 31, 2005. This large decrease in net working capital during the first quarter of fiscal 2006 relates to the Company’s line of credit that is now classified as current on the Condensed Consolidated Balance Sheet as the maturity date is February 27, 2007. The Company intends to renew or refinance this line of credit prior to the maturity date.

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

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement. As of April 1, 2006, the Company could borrow up to $30 million. Subsequent to the first quarter of fiscal 2006, the Company could borrow up to $40 million. Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007, as such, the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of April 1, 2005. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of April 1, 2006, the prime rate margin is 0.25 percent and the LIBOR rate margin is 2.25 percent. Interest is payable monthly. As of April 1, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $13.1 million. Of this amount, $9.0 million bore interest at the lender’s LIBOR rate plus 2.25 percent (7.06% at April 1, 2006) and the remaining $4.1 million bore interest at the lender’s prime rate plus 0.25 percent (8.00% at April 1, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket”, as defined in the agreement. The modified loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the modified agreement allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

As of April 1, 2006, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$1,000,000 (USD$617,000). The note payable is discounted at 7%. Payments are due in equal monthly installments through July 2007.

As of April 1, 2006, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$5,110,000 (USD$3,155,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International. Interest payments are due monthly. Principal payments are due in monthly installments through December 2007. This note also contains various financial covenants including minimums on net worth and shareholders’ funds. 1-800 CONTACTS, INC. has guaranteed this term loan.

As of April 1, 2006, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,255,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank. The note payable is discounted at 7%. Interest payments are due monthly. Principal payments are due in monthly installments from January 2008 through December 2009. 1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its restated loan agreement with its U.S. bank. As of April 1, 2006, the Company was in compliance with all of the restrictive covenants in its loan documents.

Cash flows from operating activities. For the quarters ended April 1, 2006 and April 2, 2005, net cash provided by operating activities was approximately $12.8 million and $6.2 million, respectively. In the first quarter of fiscal 2006, cash provided by operating activities was primarily from net income adjusted for non-cash items such as depreciation, amortization and stock compensation, increases in the income tax payable, accounts payable and accrued liabilities as well as decreases in other current assets and accounts receivable. In the first quarter of fiscal 2005, cash provided by operating activities was primarily from net income adjusted for non-cash items such as depreciation and amortization expense, increases in accounts payable, accrued liabilities and income taxes payable and decreases in other current assets and inventories. This increase was partially offset by decreases in unearned revenues and increases in net accounts receivable.

Cash flows from investing activities. The Company used approximately $2.8 million and $1.9 million for investing activities in the quarters ended April 1, 2006 and April 2, 2005, respectively. In the first quarter of fiscal 2006, the Company’s deposits, associated mainly with the expansion and improvements in the Company’s infrastructure at ClearLab, increased by approximately $0.1 million. In the first quarter of fiscal 2005, the Company paid approximately $0.6 million in deposits associated mainly with the expansion of and improvements in the Company’s infrastructure at ClearLab.

Capital expenditures for infrastructure improvements for the quarters ended April 1, 2006 and April 2, 2005 were approximately $2.7 million and $1.3 million, respectively. Of these amounts, approximately $2.0 million and $0.7 million relate purchases made at ClearLab, respectively. The Company anticipates additional capital expenditures in fiscal 2006 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities. During the quarters ended April 1, 2006 and April 2, 2005, net cash used in financing activities was approximately $11.1 million and $6.3 million, respectively. In the first quarter of 2006, the Company had net repayments on its credit facility of approximately $10.7 million and made principal payments on debt obligations and capital lease obligations of approximately $0.5 million. In the first quarter of 2005, the Company paid down its credit facility by approximately $6.0 million and made principal payments on debt obligations and capital lease obligations of approximately $0.4 million. In both the first quarters of fiscal 2006 and 2005, these amounts were partially offset by proceeds from the exercise of common stock options.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements. All of the equipment is maintained at the Singapore and United Kingdom facilities. The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK. As of April 1, 2006, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to December 31, 2005, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances and customer rebates); realizability of inventories; realizability of deferred income tax assets; assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies. A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date. Actual results may differ from these estimates.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Under this method the Company recognizes compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Prior to SFAS No. 123R adoption, the Company accounted for share-based payments under APB No. 25. Therefore, the Company generally recognized compensation expense for restricted stock awards and, when it granted options with an exercise price below the market price on the date of grant. The Company estimates the value of stock option awards on the date of grant using a Black-Scholes pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of the Company’s common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 7A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s other reports filed with the Securities and Exchange Commission. Words such as “believes,” “anticipates,” “expects,” “future,” “intends,” “would,” “may” and similar expressions are intended to identify forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Factors that may affect future results may include, but are not limited to, those factors set forth under Item 1A. of Part II of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of April 1, 2006, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $13.1 million as of April 1, 2006. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate. As of April 1, 2006, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $7.5 million. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.1 million per year.

Foreign Currency Risk. The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations which are denominated in U.S. dollars. The functional currency of the Company’s Singapore operations is the Singapore dollar. The Company has debt and other long-term obligations of approximately $8.0 million that are denominated in Singapore dollars and mature over the next four years. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. For the first quarter of fiscal 2006, the Company recorded a foreign currency transaction gain of approximately $0.6 million on the intercompany balances between the U.S. and Singapore operations. From the date of the ClearLab International acquisition, July 24, 2002, through May 4, 2006 the exchange rate has fluctuated approximately 10.9 percent (weakening of the U.S. dollar). If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $2.6 million dollar foreign currency loss on the intercompany balances that exist as of April 1, 2006.

The functional currency of the Company’s United Kingdom operations is the British pound. Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency. For the first quarter of fiscal 2006, the Company recorded a foreign currency transaction gain of approximately $0.1 million on the intercompany balances between the U.S. and United Kingdom operations. From the date of the ClearLab UK acquisition, February 24, 2004, through May 4, 2006 the exchange rate has fluctuated approximately 1.4 percent (strengthening of the U.S. dollar). If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.4 million dollar foreign currency loss on the intercompany balances that exist as of April 1, 2006.

The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures subsequent to the Evaluation Date. As a result, no corrective actions were taken.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1A.                 Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form   10-K for the fiscal year ended December 31, 2005.

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

1-800 CONTACTS, INC.

Dated: May 11, 2006	By:	/s/ Jonathan C. Coon
		Name:	Jonathan C. Coon
		Title:	Chief Executive Officer

	By:	/s/ Robert G. Hunter
		Name:	Robert G. Hunter
		Title:	Chief Financial Officer