Form 10-Q
period 2006-07-01
1 800 CONTACTS INC
filed 2006-08-10
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

☐  Yes             ☒  No

As of August 4, 2006, the Registrant had 14,012,169 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31,	July 1,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash	$1,481	$89
Accounts receivable, net	3,451	3,471
Other receivables	1,738	2,156
Inventories, net	21,458	20,419
Deferred income taxes	1,624	1,817
Other current assets	3,792	2,494
Total current assets	33,544	30,446
PROPERTY AND EQUIPMENT, net	29,705	31,223
DEFERRED INCOME TAXES	1,087	1,006
GOODWILL	35,405	35,963
DEFINITE-LIVED INTANGIBLES, net	13,847	12,639
OTHER ASSETS	1,357	1,726
Total assets	$114,945	$113,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$19,479
Current portion of long-term debt	1,633	2,221
Current portion of capital lease obligations	58	25
Income taxes payable	567	1,747
Accounts payable	12,063	11,487
Accrued liabilities	8,197	11,131
Unearned revenue	3,299	3,219
Total current liabilities	25,817	49,309
LONG-TERM LIABILITIES:
Line of credit	23,746	—
Long-term debt, net of current portion	6,440	5,377
Capital lease obligations, net of current portion	83	59
Unearned revenue, net of current portion	973	—
Other long-term liabilities	669	643
Total long-term liabilities	31,911	6,079
STOCKHOLDERS’ EQUITY
Common stock, 13,340 and 13,360 issued and outstanding, respectively	133	134
Additional paid-in capital	47,876	49,019
Retained earnings	9,613	8,756
Accumulated other comprehensive loss	(405)	(294)
Total stockholders’ equity	57,217	57,615
Total liabilities and stockholders’ equity	$114,945	$113,003

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Two Quarters Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006
NET SALES	$61,365	$63,155	$121,648	$126,646
COST OF GOODS SOLD	37,697	40,523	75,472	79,536
Gross profit	23,668	22,632	46,176	47,110
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	7,120	3,703	13,658	7,686
Legal and professional	906	1,123	2,190	2,248
Research and development	811	1,637	1,866	2,965
Other selling, general and administrative	12,304	15,922	23,821	29,601
Total selling, general and administrative expenses	21,141	22,385	41,535	42,500
INCOME FROM OPERATIONS	2,527	247	4,641	4,610
OTHER INCOME (EXPENSE), net	(1,166)	352	(1,807)	665
INCOME BEFORE PROVISION FOR INCOME TAXES	1,361	599	2,834	5,275
PROVISION FOR INCOME TAXES	(1,320)	(2,637)	(2,610)	(6,132)
NET INCOME (LOSS)	$41	$(2,038)	$224	$(857)

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$0.00	$(0.15)	$0.02	$(0.06)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Two Quarters Ended
	July 2,	July 1,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224	$(857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,291	4,892
Amortization of debt issuance costs and discounts	96	158
Foreign currency exchange loss (gain)	1,060	(1,519)
Stock-based compensation	44	1,028
Tax benefits from share-based payment exercises	—	(28)
Loss on sale of property and equipment	107	164
Deferred income taxes	(1,157)	(112)
Changes in operating assets and liabilities:
Accounts receivable, net	(749)	469
Inventories, net	399	1,487
Other receivables	(924)	(418)
Other current assets	(651)	1,340
Income taxes payable	(1,008)	1,190
Accounts payable	2,412	(1,025)
Accrued liabilities	2,534	2,863
Unearned revenue	(1,968)	(1,193)
Net cash provided by operating activities	4,710	8,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,473)	(3,744)
Proceeds from sale of property and equipment	27	—
Purchase of definite-lived intangible assets	(610)	—
Deposits and other	(1,610)	(605)
Net cash used in investing activities	$(5,666)	$(4,349)

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Two Quarters Ended
	July 2,	July 1,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$162	$107
Excess tax benefits from share-based payment exercises	—	28
Net repayments on line of credit	(911)	(4,267)
Principal payments on capital lease obligations	(20)	(62)
Principal payments on long-term debt	(835)	(961)
Net cash used in financing activities	(1,604)	(5,155)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	101	(327)

NET DECREASE IN CASH	(2,459)	(1,392)
CASH AT BEGINNING OF PERIOD	3,105	1,481
CASH AT END OF PERIOD	$646	$89

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$509	$815
Cash paid for income taxes	4,775	5,045

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by 1-800 CONTACTS, INC. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.  Inventories consisted of the following (in thousands):

	December 31,	July 1,
	2005	2006
Purchased contact lenses and accessories	$13,554	$10,768
Manufactured inventories:
Raw materials	1,322	1,004
Work in process	1,894	1,422
Finished goods contact lenses	4,688	7,225
Total	$21,458	$20,419

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 31, 2005 and July 1, 2006, reserves for excess and obsolete inventories were approximately $2.2 million and $2.1 million, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock using the treasury stock method.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  Additionally, the Company has not reflected performance based unvested stock awards in Diluted EPS since the performance conditions were not satisfied as of July 1, 2006.  For the quarter and two quarters ended July 2, 2005, options to purchase 814,325 and 822,225 shares of common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.  For the quarter and two quarters ended July 1, 2006, options to purchase 1,185,090 shares of common stock, as well as 680,878 shares of unvested common stock, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended July 2, 2005			Quarter Ended July 1, 2006
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$41	13,312	$0.00	$(2,038)	13,360	$(0.15)
Effect of stock options		151			—
Effect of unvested stock awards		—			—
Diluted EPS	$41	13,463	$0.00	$(2,038)	13,360	$(0.15)

	Two Quarters Ended July 2, 2005			Two Quarters Ended July 1, 2006
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$224	13,307	$0.02	$(857)	13,352	$(0.06)
Effect of stock options		169			—
Effect of unvested stock awards		—			—
Diluted EPS	$224	13,476	$0.02	$(857)	13,352	$(0.06)

NOTE 4.  COMPREHENSIVE LOSS

Comprehensive loss for the quarter and two quarters ended July 2, 2005 and July 1, 2006 consisted of the following components (in thousands):

	Quarter Ended		Two Quarters Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net income (loss)	$41	$(2,038)	$224	$(857)
Foreign currency translation gain (loss)	(242)	112	(360)	111
Comprehensive loss	$(201)	$(1,926)	$(136)	$(746)

The foreign currency translation gain (loss) resulted primarily from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore and United Kingdom subsidiaries’ financial statements.

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

SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  All of the Company’s stock-based awards, which are stock options and restricted stock awards, are classified as equity instruments.  In accordance with SFAS No. 123R, the Company elected to use the modified prospective transition method and therefore, financial statements prior to adoption remain unchanged. Under this transition method, compensation cost for the quarter and two quarters ended July 1, 2006 includes amounts associated with (i) unvested stock options granted prior to January 1, 2006, (ii) restricted stock awards granted prior to January 1, 2006 and (iii) restricted stock awards granted during the current fiscal year.  Compensation cost recognized in fiscal 2006 for unvested options as of January 1, 2006 was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.  The following discusses certain other elections and assumptions the Company made as a result of adopting SFAS No. 123R:

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

•                  Short-cut Method. The Company has elected to use the short-cut method in accordance with FSP 123R-3 in measuring its APIC pool available to absorb tax deficiencies recognized in subsequent periods from the exercise of unqualified stock options and vesting of restricted stock awards.  Under the short-cut method, the Company has determined that it has no APIC pool as of January 1, 2006.  Accordingly, realized tax deficiencies in excess of tax benefits related to fully vested awards as of January 1, 2006 will be recorded as additional income tax expense in the period determined.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. However, under the short-cut method, for all vested awards as of January 1, 2006, any realized tax benefits are recorded as financing cash flows and an increase to additional paid in capital.  For the quarter and the two quarters ended July 1, 2006, approximately $1,000 and $28,000 of excess tax benefits, respectively, were generated.

Stock-based expense recorded during fiscal 2006 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006.  As a result of adopting SFAS No. 123R, the stock-based compensation expense for employees and non-employee directors for the quarter and two quarters ended July 1, 2006 totaled approximately $0.7 million and $1.0 million, respectively.  The total income tax benefit related to stock-based expense during the quarter and two quarters ended July 1, 2006 were approximately $0.3 million and $0.4 million, respectively.  The impact on Basic and Diluted EPS for the quarter and two quarters ended July 1, 2006 was a decrease of approximately $0.03 and $0.04 per share, respectively. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities.  Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities.  For the quarter and two quarters ended July 1, 2006, this resulted in a decrease of $1,000 and $28,000, respectively, in cash flows from operating activities and an increase of $1,000 and $28,000, respectively, in cash flows from financing activities compared to cash flows from stock-based compensation presented under APB 25.

Stock –Based Award Plans

Stock Options. The Company has established a stock incentive plan that provides for the issuance of a maximum 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of July 1, 2006, 45,428 shares were available for future granting.

Prior to the establishment of the stock incentive plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

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

Stock options remained outstanding under these various plans as of January 1, 2006. There have been no options granted from these plans during fiscal 2006, and the Company does not currently plan to grant any stock options during the remainder of fiscal 2006.  Under SFAS No. 123, pro-forma expense for stock options was calculated using a straight-line vesting schedule over the vesting period of approximately four years.  Had the Company used the fair value based accounting method for stock option expense prescribed by SFAS No. 123, the Company’s net income and earnings per share for the quarter and two quarters ended July 1, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Quarter Ended	Two Quarters Ended
	July 2, 2005	July 2, 2005
Net income (loss):
As reported	$41	$224
Add: Stock-based compensation expense included in reported net income, net of tax	24	27
Deduct: Fair-value based compensation, net of tax	(262)	(572)
Pro forma	$(197)	$(321)

Basic and diluted net income (loss) per common share:
As reported	$0.00	$0.02
Pro forma	$(0.01)	$(0.02)

The Company’s stock option activity during the first two quarters of fiscal 2006 is as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 31, 2005	1,243	$20.90
Exercised	(14)	7.45
Forfeited	(35)	23.59
Expired	(9)	24.26
Options outstanding at July 1, 2006	1,185	$20.96	3.95	$1,943

Options vested and expected to vest at July 1, 2006	1,152	20.78	3.96	$1,943

Options exercisable at July 1, 2006	967	$19.53	3.97	$1,943

The total intrinsic value of options exercised during the two quarters ended July 1, 2006 totaled approximately $0.1 million.  The total intrinsic value of options exercised during the two quarters ended July 2, 2005 totaled approximately $0.1 million.  The weighted average fair value of stock option grants was $11.30 for the first two quarters of fiscal 2005.  No stock options were granted in the first two quarters of fiscal 2006.

The fair value of options granted in the two quarters of fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Two Quarters Ended
July 2, 2005
Risk-free interest rate	3.7%
Expected dividend yield	0.0%
Volatility	65.5%
Expected life	5 years

For the quarter and two quarters ended July 1, 2006, stock option expense was recognized on a straight-line basis over the four year vesting period.  Approximately $0.3 million and $0.6 million, respectively, was charged to expense in the quarter and two quarters ended July 1, 2006 related to stock options. The Company has applied a weighted average forfeiture assumption of 15.03% in the calculation of such expense.

As of July 1, 2006, there was approximately $1.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Cash received from option exercises during the two quarters ended July 1, 2006 was approximately $0.1 million. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the two quarters ended July 1, 2006, was approximately $28,000, which was credited to additional paid-in capital.

Restricted Share Awards.  During the first fiscal quarter of 2006, the Company’s Board of Directors approved a grant of 599,096 shares of restricted common stock to various employees and executives of the Company.  The restricted share grants were valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14.  The restricted share grants include both time-vesting and performance-vesting restricted shares.  The time-vesting shares (273,451 awards) vest 20% per year beginning November 30, 2006 and ending November 30, 2010.  The performance-vesting shares (325,645 awards) vest upon achievement of certain operational milestones - such as obtaining sources for “doctors only” lenses on competitive terms, development of certain contact lens products and the achievement of an eight quarter cumulative financial target of at least $81 million consolidated earnings before taxes by or before the end of fiscal 2010.  Both the time-vesting and the performance-vesting shares are subject to various change in control provisions involving the Company and its subsidiaries that may result in the accelerated vesting of unvested shares as well as conversion of unvested shares into a cash amount at the time of a change in control.

The Company also granted 50,000 shares of restricted common stock to its five non-employee directors.  These grants vest equally over a three-year period ending March 27, 2009; the vesting of these awards will be accelerated upon a change in control of the Company.  The restricted share grants were also valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14.  An additional 2,500 shares of restricted common stock were granted to one non-employee director.  This restricted share grant was valued at the closing stock price on the date of the grant, March 29, 2006, which was $13.28 and vests on July 28, 2006.

The Company’s activity relating to restricted share awards during the first two quarters of fiscal 2006 was as follows (in thousands, except fair values):

	Number of Restricted	Weighted Average Grant Date Fair
	Share Awards	Value Per Award
Unvested at December 31, 2005	36	$17.82
Granted	652	13.14
Vested	(4)	22.69
Forfeited and expired	—	—
Unvested at April 1, 2006	684	$13.51
Vested	(2)	18.84
Forfeited and expired	(1)	13.14
Unvested at July 1, 2006	681	$13.49

For the two quarters ended July 1, 2006, approximately $0.4 million was charged to expense relating to the amortization of the time-vested restricted share awards.  At July 1, 2006, unrecognized compensation expense, including estimated forfeitures related to time-vested restricted share awards totaled approximately $4.1 million and will be recognized over a weighted average period of 4.13 years.  No restricted share awards vested during the quarter and two quarters ended July 2, 2005.  The fair value of restricted share awards that vested during the quarter and two quarters ended July 1, 2006 totaled approximately $26,000 and $82,000, respectively.

Expense related to performance-vesting shares will be recognized once it is determined “probable” that the operational milestones will be met.  At the time the achievement of these operational milestones are considered “probable”, the Company will record a cumulative catch-up for the amount of expense that should have been recognized from the date of the grant to the date it was determined achievement was probable and recognize the remaining expense on a straight-line basis through the estimated date of achievement.  Currently the Company believes it is not probable that the milestones will be met. Total gross compensation expense, excluding any estimate of forfeitures related to the performance-vesting shares, will be approximately $4.3 million.

NOTE 6.  DEBT OBLIGATIONS

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of

December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million, or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement. As of July 1, 2006, the Company could borrow up to $40 million.  Subsequent to the second quarter of fiscal 2006, the Company could borrow up to $30 million.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007, as such, the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of July 1, 2006.  The Company intends to renew or refinance this line of credit prior to the maturity date.  Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of July 1, 2006, the prime rate margin is 0 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of July 1, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $19.5 million. Of this amount, $9.0 million bore interest at the lender’s LIBOR rate plus 2.00 percent (7.32% at July 1, 2006) and the remaining $10.5 million bore interest at the lender’s prime rate plus 0 percent (8.25% at July 1, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

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

From time to time, the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel that, except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Advertising Commitments

As of July 1, 2006, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $3.2 million during the remainder of 2006.

NOTE 8.  SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers and distributors of contact lenses.  The U.S. Retail segment includes revenue from the optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement.  Operating segment information for the quarter and two quarters ended July 2, 2005 and July 1, 2006 is as follows (in thousands):

Quarter Ended July 2, 2005	U.S. Retail	International	Eliminations	Total

Net sales (International segment includes intersegment sales of $3)	$56,767	$4,601	$(3)	$61,365
Gross profit	22,857	703	108	23,668
Research and development	—	811	—	811
Other selling, general and administrative expense	10,794	1,510	—	12,304
Income (loss) from operations	$4,389	$(1,970)	$108	$2,527

Quarter Ended July 1, 2006	U.S. Retail	International	Eliminations	Total

Net sales	$57,734	$5,421	$—	$63,155
Gross profit (loss)	22,774	(180)	38	22,632
Research and development	—	1,637	—	1,637
Other selling, general and administrative expense	12,569	3,353	—	15,922
Income (loss) from operations	$5,755	$(5,546)	$38	$247

Two Quarters Ended July 2, 2005	U.S. Retail	International	Eliminations	Total

Net sales (International segment includes intersegment sales of $374)	$113,133	$8,889	$(374)	$121,648
Gross profit	45,044	1,306	(174)	46,176
Research and development	—	1,866	—	1,866
Other selling, general and administrative expense	20,872	2,949	—	23,821
Income (loss) from operations	$8,792	$(3,977)	$(174)	$4,641

Two Quarters Ended July 1, 2006	U.S. Retail	International	Eliminations	Total

Net sales	$116,907	$9,739	$—	$126,646
Gross profit	46,398	458	254	47,110
Research and development	10	2,955	—	2,965
Other selling, general and administrative expense	24,282	5,319	—	29,601
Income (loss) from operations	$12,761	$(8,405)	$254	$4,610

The following reconciles total segment income from operations to income before provision for income taxes for the quarter and two quarters ended July 2, 2005 and July 1, 2006 as follows (in thousands):

	Quarter Ended
	July 2, 2005	July 1, 2006
Income from operations	$2,527	$247
Interest expense, net	(347)	(433)
Foreign currency exchange transaction gain (loss), net	(748)	789
Other, net	(71)	(4)
Income before provision for income taxes	$1,361	$599

	Two Quarters Ended
	July 2, 2005	July 1, 2006
Income from operations	$4,641	$4,610
Interest expense, net	(648)	(846)
Foreign currency exchange transaction gain (loss), net	(1,060)	1,519
Other, net	(99)	(8)
Income before provision for income taxes	$2,834	$5,275

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended December 31, 2005	U.S. Retail	International	Total

Long-lived assets, net	$35,130	$43,827	$78,957
Total assets	54,758	60,187	114,945

Quarter Ended July 1, 2006	U.S. Retail	International	Total

Long-lived assets, net	$33,828	$45,997	$79,825
Total assets	51,643	61,360	113,003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a direct marketer of replacement contact lenses and is also a manufacturer, developer and distributor of its own branded and private label contact lenses through its operations in Singapore and the United Kingdom.  The Company’s U.S. Retail operations sell almost all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision.  ClearLab is the Company’s international contact lens development, manufacturing and distribution business.  On July 26, 2006 ClearLab introduced its AquaSoft Singles product which is still currently under development.  The Company has recently engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Among the options being considered to maximize the value for the Company’s shareholders is the possible separation of ClearLab from the Company.

Japanese License and Royalty Agreement.  In December 2004, the Company signed an agreement which grants Menicon Co., LTD (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.  Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  As of the second quarter of fiscal 2006, the Company has received a total of $10 million under the agreement; the Company will receive an additional $3 million of guaranteed payments under this agreement through December 31, 2007.

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

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and plans to have approximately 1,000 locations for referrals in its network by the end of the third quarter of fiscal 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

The Company is developing this referral program under the brand name ProNet. ProNet will serve as the division of the Company dedicated to the national doctor referral network. The Company launched a website in support of the ProNet brand during March 2006. This website serves as a tool to assist ProNet in recruiting providers and communicating with the optical community.

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

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. The Company’s 2006 fiscal year is a 52-week year and will end on December 30, 2006.

The Company has two operating segments referred to below.  The Company’s domestic segment is represented by operations within the U.S. and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the U.K. and is referred to as “ClearLab” by the Company.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	61.4	64.2	62.0	62.8
Gross profit	38.6	35.8	38.0	37.2

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	11.6	5.9	11.2	6.1
Legal and professional	1.5	1.8	1.8	1.8
Research and development	1.3	2.6	1.5	2.3
Other selling, general & administrative	20.1	25.1	19.7	23.4
Total selling, general & administrative expenses	34.5	35.4	34.2	33.6
INCOME FROM OPERATIONS	4.1	0.4	3.8	3.6
OTHER INCOME (EXPENSE), net	(1.9)	0.6	(1.5)	0.5
INCOME BEFORE PROVISION FOR INCOME TAXES	2.2	1.0	2.3	4.1
PROVISION FOR INCOME TAXES	(2.1)	(4.2)	(2.1)	(4.8)
NET INCOME (LOSS)	0.1%	(3.2)%	0.2%	(0.7)%

Net sales.  Net sales for the quarter ended July 1, 2006 increased 2.9% to $63.2 million from $61.4 million for the quarter ended July 2, 2005.  For the two quarters ended July 1, 2006, net sales increased 4.1% to $126.6 million from $121.6 million for the two quarters ended July 2, 2005.  Net sales for the Company’s U.S. Retail operations, for the second quarter of fiscal 2006 and the first two quarters of fiscal 2006, were $57.7 million and $116.9 million, respectively, an increase from the prior year periods of 1.7% and 3.3%, respectively.  U.S. Retail net sales increased primarily from an increase in sales on the Internet due mainly to upgrades the Company made to its website during fiscal 2005 and from targeted online marketing programs.

During the quarter and two quarters ended July 1, 2006 the Company spent approximately $3.7 million and $7.7 million, respectively, on advertising.  During the quarter and two quarters ended July 2, 2005 the Company spent approximately $7.1 million and $13.7 million, respectively, on advertising .  The Company’s reduction in advertising spending during the first two quarters from the first two quarters of fiscal 2005 is consistent with the Company’s strategy to spend less on advertising in fiscal 2006 as the Company focuses on addressing the threat of ‘doctors only’ lenses.  The Company expects that U.S. Retail net sales will continue to be impacted by the decrease in advertising spending during fiscal 2006.  Additionally, U.S. Retail net sales growth continues to be constrained by lost sales related to certain ‘doctors only’ contact lenses that the Company cannot obtain in order to fill orders for customers who wish to purchase the product.

Net sales for ClearLab for the second quarter of fiscal 2006 and the first two quarters of fiscal 2006 were $5.4 million and $9.7 million, respectively.  Net sales for ClearLab for the second quarter of fiscal 2005 and the first two quarters of fiscal 2005 were $4.6 million and $8.9 million, respectively.  ClearLab’s results for the second quarter and first two quarters of fiscal 2006 included $1.5 million and $3.0 million, respectively, in license fees from the Company’s Japanese license agreement, compared to $1.0 million and $2.0 million in the second quarter and first two quarters of fiscal 2005, respectively.  The increase in license fees for the first two quarters of fiscal 2006 was offset by a decrease of $0.4 million in intercompany sales to the Company’s U.S. Retail business, as ClearLab recorded no sales to the U.S. Retail business in the first two quarters of fiscal 2006.  ClearLab’s sales have been negatively impacted by sales delays to external customers due to product and packaging improvements, including the recent introduction of ClearLab’s new lens design and manufacturing process improvements.

Gross profit.  Consolidated gross profit as a percentage of net sales decreased to 35.8% for the quarter ended July 1, 2006 from 38.6% for the quarter ended July 2, 2005.  For the two quarters ended July 1, 2006, consolidated gross profit as a percentage of net sales decreased to 37.2% from 38.0% for the two quarters ended July 2, 2005.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased to 39.4% in the second quarter of fiscal 2006 from 40.3% in the second quarter of fiscal 2005.  Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased slightly to 39.7% from 39.8% for the two quarters ended July 1, 2006 and July 2, 2005, respectively.  This decrease from last year was due largely to increases in select product costs and shipping rates.  The Company expects the U.S. Retail gross profit margin for the balance of fiscal 2006 to approximate the margin achieved for the second quarter of fiscal 2006.

Gross profit (loss) as a percentage of net sales for ClearLab was (3.3)% and 4.7% for the second quarter and two quarters ended July 1, 2006, respectively.  Gross profit as a percentage of net sales for ClearLab was 15.3% and 14.7% for the second quarter and two quarters ended July 2, 2005.  The second quarter margin for fiscal 2006 was impacted by provisions of approximately $1.2 million recorded on certain inventory.  The majority of this inventory was produced prior to the introduction of a new daily lens design.  The Company expects to see improvement in gross margins from ClearLab during the remainder of fiscal 2006.

Advertising expense.  Advertising expense for the quarter ended July 1, 2006 decreased to $3.7 million from $7.1 million for the quarter ended July 2, 2005.  As a percentage of net sales, advertising expense for the second quarter of fiscal 2006 decreased to 5.9% from 11.6% for the second quarter of fiscal 2005.  For the two quarters ended July 1, 2006, advertising expense decreased to 6.1% from 11.2% for the first two quarters of fiscal 2005.  The Company expects to decrease fiscal 2006 advertising expenses by approximately $10 to $12 million from fiscal 2005 as it continues to focus its resources towards legislative and public relations initiatives. If, however, opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended July 1, 2006 increased $0.2 million, or 24%, from the second quarter ended July 2, 2005.  As a percentage of net sales, legal and professional fees increased to 1.8% for the second quarter of fiscal 2006 from 1.5% for the second quarter of fiscal 2005.  For the two quarters ended July 1, 2006, legal and professional fees increased by $0.1 million to $2.2 million from the two quarters ended July 2, 2005.  As a percentage of net sales, legal and professional fees remained constant at 1.8% for the first two quarters of fiscal 2006 compared to the first two quarters of fiscal 2005.

During the first two quarters of fiscal 2006, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives. The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers.  As such, the Company expects to experience continued increases in legal and professional fees during the balance of fiscal 2006 to support these legislative initiatives.

Research and development expenses.  Research and development expenses for the quarter ended July 1, 2006 increased to $1.6 million, or 2.6% of net sales, from $0.8 million, or 1.3% of net sales, from the quarter ended July 2, 2005.  For the two quarters ended July 1, 2006, research and development expenses were $3.0 million, or 2.3% of net sales, up from $1.9 million, or 1.5% of net sales, for the two quarters ended July 2, 2005.  During the first two quarters of fiscal 2006, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2006 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property, including it’s recently introduced AquaSoft Singles product.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended July 1, 2006 increased approximately $3.6 million, or 29.4%, to $15.9 million from the quarter ended July 2, 2005.  As a percentage of net sales, other selling, general and administrative expenses for the second quarter of fiscal 2006 also increased to 25.1%, from 20.1% for the second quarter of fiscal 2005. As a percentage of net sales, other selling, general and administrative expenses for the two quarters ended July 1, 2006 increased to 23.4% from 19.7% for the two quarters ended July 2, 2005, as such expenses increased by approximately $5.8 million for the same period.  The results for the second quarter of fiscal 2006 include approximately $0.3 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.4 million of expense related to the restricted stock grants, compared to approximately $39,000 of expense related to restricted stock grants in the second quarter of fiscal 2005.  Likewise, the results for the first two quarters of fiscal 2006 include approximately $0.6 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.4 million of expense related to restricted stock grants, compared to approximately $44,000 of expense related to restricted stock grants in the first two quarters of fiscal 2005.

The Company’s U.S. Retail other selling, general and administrative expenses increased approximately $1.8 million for the quarter ended July 1, 2006 from the quarter ended July 2, 2005.  For the two quarters ended July 1, 2006, U.S. Retail other selling, general and administrative expenses increased $3.4 million from the two quarters ended July 2, 2005.  Additionally, such expenses also increased as a percentage of net sales to 21.8% and 20.8%, respectively, for the quarter and two quarters ended July 1, 2006, compared to 19.0% and 18.4% for the quarter and two quarters ended July 2, 2005, respectively.  The majority of the increase for U.S. Retail from the quarter and two quarters ended July 2, 2005 related to planned increases in employee costs.  These increases include restricted stock and stock option expense, as discussed above, as well as employee costs to support current operations such as costs to strengthen and build the Company’s information technology organization and costs to support a retail network, an initiative which is currently focused on expanding our doctor referral network.  Additionally, increases in other selling, general and administrative expenses related to supporting the Company’s legislative efforts.

ClearLab’s other selling, general and administrative expenses increased by approximately $1.8 million for the quarter ended July 1, 2006 from the quarter ended July 2, 2005. ClearLab’s other selling, general and administrative expenses increased by approximately $2.4 million for the two quarters ended July 1, 2006 from the two quarters ended July 2, 2005.  A majority of ClearLab’s increase in both the quarter and two quarters ended July 1, 2006 related to costs to strengthen its management team and costs related to the introduction of the AquaSoft Singles product.

Other income (expense), net.  Other income (expense)  increased to approximately $0.4 million and $0.7 million for the quarter and two quarters ended July 1, 2006, respectively, from approximately $(1.2) million and $(1.8) million for the quarter and two quarters ended July 2, 2005, respectively.  For the second quarter of fiscal 2006, other income consisted of approximately $0.8 million in foreign currency exchange transaction gains offset by approximately $0.4 million in interest expense.  Other expense in the second quarter of fiscal 2005 consisted mainly of approximately $0.7 million in foreign currency exchange transaction losses and approximately $0.3 million in interest expense.  For the two quarters ended July 1, 2006 other income consisted mainly of approximately $0.8 million in interest expense and $1.5 million of foreign currency exchange transaction gains.  For the two quarters ended July 2, 2005,  other expense consisted mainly of interest expense of approximately $0.6 million and foreign currency exchange transaction losses of approximately $1.1 million.  Interest expense is incurred primarily due to the use of the Company’s credit facility and other debt.  The exchange gains and losses relate primarily to intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions -  the U.S., Singapore and the United Kingdom.  The Company’s effective U.S. income tax rate for the two quarters ended July 1, 2006 was approximately 44%, as compared with the U.S. income tax rate for the two quarters ended July 2, 2005 of 39%.  The increase in the effective U.S. income tax rate primarily resulted from the increase in permanent nondeductible expenses, including those relating to the Company’s lobbying efforts.

During the second quarter of fiscal 2006 the Company elected not to finalize the pioneer tax certificate in order to renegotiate the potential benefits and time period for a pioneer tax certificate in Singapore. Through the first quarter of fiscal 2006, the Company’s Singapore operations had met the requirements for the pioneer tax certificate in Singapore. This pioneer tax certificate allowed for a seven-year tax holiday that reduced the Singapore statutory tax rate to 0% on qualified income for 2003 and future periods through the end of the tax holiday. Without the tax holiday, the Singapore statutory tax rate is 20%. During the first two quarters of fiscal 2006, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore relating to losses.  In the first quarter of fiscal 2006 the Company recorded a current tax provision in Singapore due to Japanese withholding tax on payments received from the Japanese license agreement. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

For the first two quarters of fiscal 2006, the Company recorded a valuation allowance for the full amount of deferred income tax assets in excess of taxable temporary differences in Singapore and the U.K., as it is more likely than not that these deferred tax assets will not be realized.

The Company expects that its fiscal 2006 effective income tax rates will approximate 44% for the U.S. operations. For the U.K. and Singapore operations, the Company expects that the effective tax rate will be 0%, with the exception of the Japanese withholding tax on license payments made to ClearLab International. The Company’s effective income tax rates may change as facts and circumstances change.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that these uses will continue to be the principal demands on its cash in the future.  As of July 1, 2006, the Company had net working capital (deficit) of approximately $(18.9) million, compared to $7.7 million as of December 31, 2005.  This large decrease in net working capital in the second quarter of fiscal 2006 relates to the Company’s line of credit that is now classified as current on the condensed consolidated balance sheet as the maturity date is February 27, 2007.  The Company intends to renew or refinance this line of credit prior to the maturity date.

The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through its credit facility, will be sufficient to support planned operations through the foreseeable future.  The Company announced on July 26, 2006 that it had engaged an investment bank to assist in performing a strategic review of ClearLab.  Based on its strategic review of ClearLab, the Company may determine to retain a portion or all of ClearLab and may continue developing its operations and products.  In order to fully commercialize its products, particularly the AquaSoft Singles product, the Company anticipates that ClearLab will require significant additional funding over the foreseeable future, which may not be available through the Company’s cash flows from operations, and will likely require the Company to secure alternative funding.  Should the Company’s plans or expectations change, related to ClearLab or otherwise, the Company may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, and could adversely affect the Company’s business, financial condition, liquidity and results of operations.

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

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement. As of July 1, 2006, the Company could borrow up to $40 million.  Subsequent to the second quarter of fiscal 2006, the Company could borrow up to $30 million.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement remains February 27, 2007, as such, the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of July 1, 2006. The Company intends to renew or refinance this line of credit prior to the maturity date. However, there can be no assurance that the Company will be able to renew or refinance the line of credit on satisfactory terms; which could adversely affect the Company’s business, financial condition, liquidity and results of operations. Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of July 1, 2006, the prime rate margin is 0 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly.  As of July 1, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $19.5 million. Of this amount, $9.0 million bore interest at the lender’s LIBOR rate plus 2.00 percent (7.32% at July 1, 2006) and the remaining $10.5 million bore interest at the lender’s prime rate plus 0 percent (8.25% at July 1, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

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

As of July 1, 2006, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$813,000 (USD$509,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of July 1, 2006, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$4,610,000 (USD$2,886,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of July 1, 2006, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,315,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its restated loan agreement with its U.S. bank.  As of July 1, 2006, the Company was in compliance with all of the restrictive covenants in its loan documents.

Cash flows from operating activities.  For the two quarters ended July 1, 2006 and July 2, 2005, net cash provided by operating activities was approximately $8.4 million and $4.7 million, respectively.  During the fiscal 2006 period, cash provided by operating activities was primarily from net income adjusted for non-cash items such as depreciation, amortization and stock compensation, increases in the income tax payable and accrued liabilities as well as decreases in other current assets and inventories.  The increase in cash was partially offset by decreases in accounts payable and unearned revenue as well as the adjustment to net income for the foreign currency exchange gain.  In the fiscal 2005 period, cash was provided primarily by net income adjusted for non-cash items and increases in accounts payable and accrued liabilities as well as by decreases in inventories.  The increase in cash was partially offset by increases in accounts receivable, other receivables and other current assets as well as from decreases in income taxes payables and unearned revenue.

Cash flows from investing activities.  The Company used approximately $4.3 million and $5.7 million for investing activities in the two quarters ended July 1, 2006 and July 2, 2005, respectively.  During the first two quarters of fiscal 2006 , the Company paid approximately $0.5 million towards software licenses.  In the first two quarters of fiscal 2005, the Company paid approximately $1.5 million in deposits on manufacturing equipment at ClearLab.  The Company also purchased approximately $0.6 million of intangible assets during the fiscal 2005 period.

Capital expenditures for infrastructure improvements for the two quarters ended July 1, 2006 and July 2, 2005 were approximately $3.7 million and $3.5 million, respectively.  Of these amounts, approximately $2.7 million and $2.6 million relate to purchases made at ClearLab, during the respective periods.  The Company anticipates additional capital expenditures in fiscal 2006 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Financing activities.  During the two quarters ended July 1, 2006 and July 2, 2005, net cash used in financing activities was approximately $5.2 million and $1.6 million, respectively.  In the first two quarters of 2006, the Company had net repayments on its credit facility of approximately $4.3 million and made principal payments on debt obligations and capital lease obligations of approximately $1.0 million. In the first two fiscal quarters of 2005, the Company paid down its credit facility by approximately $0.9 million and made principal payments on debt obligations and capital lease obligations of approximately $0.9 million.  In the first two fiscal quarters of both 2006 and 2005, these amounts were partially offset by proceeds from the exercise of common stock options.

The Company leases various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Company’s Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK.  As of July 1, 2006, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to December 31, 2005, there have been no material changes to the Company’s contractual obligations and commitments, outside the normal course of business.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to the beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances and customer rebates); realizability of inventories; realizability of deferred income tax assets; assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies.  A description of the Company’s significant accounting policies is included in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

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

The Company has significant long-lived tangible and intangible assets consisting primarily of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express. During the second quarter of fiscal 2006, the Company prepared an impairment analysis and determined there was no impairment on any of the Company’s long-lived assets, definite-lived intangible assets or goodwill as of July 1, 2006. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  The Company is involved in several legal and regulatory matters.  The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material negative impact on its financial position, liquidity or results of operations.  However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Under this method the Company recognizes compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Prior to SFAS No. 123R adoption, the Company accounted for share-based payments under APB No. 25.  Therefore, the Company generally recognized compensation expense for restricted stock awards and when it granted options with an exercise price below the market price on the date of grant. The Company estimates the value of stock option awards on the date of grant using a Black-Scholes pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility.  The expected term represents the average time that options that vest are expected to be outstanding.  The expected volatility rates are estimated based on a weighted average of the historical volatilities of the Company’s common stock.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 7A of the Securities Act of 1933, as amended.  Words such as “believes,” “anticipates,” “expects,” “future,” “intends,” “would,” “may” and similar expressions are intended to identify forward-looking statements.  The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise.  The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company.  Factors that may cause such differences include, but are not limited to, general economic conditions, the health and size of the contact lens industry, consumer acceptance of ClearLab’s products, product health benefits, successful completion and implementation of the recommendations from the strategic review of ClearLab, inventory acquisition and management, manufacturing operations, legislative efforts and results, governmental regulations and other regulatory considerations, exchange rate fluctuations, advertising spending and effectiveness, unanticipated costs and expected benefits associated with license agreements and supply agreements, research and development initiatives, and prescription requirements of The Fairness to Contact Lens Consumers Act.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of July 1, 2006, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $19.5 million as of July 1, 2006. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate.  As of July 1, 2006, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $7.2 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.2 million per year.

Foreign Currency Risk The Company faces foreign currency risks primarily as a result of its acquired Singapore and United Kingdom operations and the intercompany balances between its U.S. and these international operations which are denominated in U.S. dollars.  The functional currency of the Company’s Singapore operations is the Singapore dollar.  The Company has debt and other long-term obligations of approximately $7.8 million that are denominated in Singapore dollars and mature over the next four years.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  For the second quarter of fiscal 2006, the Company recorded no foreign currency transaction gains or losses on the intercompany balances between the U.S. and Singapore operations; and recorded approximately $0.3 million of foreign currency transaction gains on sales with external parties.  From the date of the ClearLab International acquisition, July 24, 2002, through August 3, 2006 the exchange rate has fluctuated approximately 10.5 percent (weakening of the U.S. dollar).  If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $2.6 million dollar foreign currency loss on the intercompany balances that exist as of July 1, 2006.

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency.  For the second quarter of fiscal 2006, the Company recorded foreign currency transaction gains of approximately $0.5 million on the intercompany balances between the U.S. and United Kingdom operations.  From the date of the ClearLab UK acquisition, February 24, 2004, through August 3, 2006 the exchange rate has fluctuated approximately 0.5 percent (weakening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.6 million dollar foreign currency loss on the intercompany balances that exist as of July 1, 2006.

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

(b) Changes in internal controls over financial reporting.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the Evaluation Date.  As a result, no corrective actions were taken.

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

Item 1A.                Risk Factors

Other than the additional risk factors set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Company has expended significant resources in the development of its ClearLab operations and may not realize value equal to its investment.

On July 26, 2006, the Company announced that it had engaged an investment bank to assist in performing a strategic review of its ClearLab operations.  The Company is in the preliminary stages of this review and does not know what conclusions may be reached or what its ultimate actions related to ClearLab will be.  The Company has invested significant amounts in acquiring and developing ClearLab and its operations and products and may not realize value equal to its investment.

The Company’s strategic review of ClearLab may result in the Company continuing to own a portion or all of ClearLab and may require that the Company expend significant additional amounts to develop its ClearLab operations.

Based on its strategic review of ClearLab, the Company may determine to retain a portion or all of  ClearLab and may continue developing its operations and products.  In order to fully commercialize its products, particularly the AquaSoft Singles product, the Company anticipates that ClearLab will require significant additional funding over the foreseeable future.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 19, 2006.  The stockholders approved the following matters:

•                  The election as directors of E. Dean Butler and Stephen L. Key to serve until the annual meeting of stockholders in 2009 and until their respective successors are elected and qualified.

	Votes Cast
	For	Withheld
E. Dean Butler	11,211,190	580,599
Stephen L. Key	11,446,455	345,334

As of the date of the annual meeting of stockholders, the other directors of the Company included the following persons:  (i) Jonathan C. Coon and Bradley T. Knight, who are serving until the annual meeting of stockholders in 2007; and Thomas H. Boggs, Jr., John F. Nichols and Garth T. Vincent who are serving until the annual meeting of stockholders in 2008.

•                   Ratification of appointment of KPMG LLP as independent auditors to audit the Company’s books and accounts for the fiscal year ending December 30, 2006.

Votes Cast:
For	11,790,713
Against or Withheld	976
Abstentions and Broker Non-Votes	100

Item 5.                    Other Information

None.

Item 6.                    Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1 (i)	Restated Certificate of Incorporation of the Company. (1)
3.1 (ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.1 par value per share. (2)
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Actof 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

1-800 CONTACTS, INC.

Dated: August 10, 2006	By:	/s/ Jonathan C. Coon
Name: Jonathan C. Coon
Title: Chief Executive Officer

	By:	/s/ Robert G. Hunter
Name: Robert G. Hunter
Title: Chief Financial Officer