Form 10-Q
period 2006-09-30
1 800 CONTACTS INC
filed 2006-11-09
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       or

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

☐  Yes              ☒ No

As of November 2, 2006, the Registrant had 14,026,345 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash	$1,481	$1,538
Accounts receivable, net	3,451	3,483
Other receivables	1,738	2,150
Inventories, net	21,458	21,988
Deferred income taxes	1,624	1,955
Other current assets	3,792	3,001
Total current assets	33,544	34,115
PROPERTY AND EQUIPMENT, net	29,705	31,791
DEFERRED INCOME TAXES	1,087	1,007
GOODWILL	35,405	36,742
DEFINITE-LIVED INTANGIBLES, net	13,847	11,958
OTHER ASSETS	1,357	1,253
Total assets	$114,945	$116,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$27,216
Current portion of long-term debt	1,633	2,404
Current portion of capital lease obligations	58	25
Income taxes payable	567	703
Accounts payable	12,063	11,191
Accrued liabilities	8,197	10,156
Unearned revenue	3,299	2,053
Total current liabilities	25,817	53,748
LONG-TERM LIABILITIES:
Line of credit	23,746	—
Long-term debt, net of current portion	6,440	4,816
Capital lease obligations, net of current portion	83	46
Unearned revenue, net of current portion	973	—
Other long-term liabilities	669	848
Total long-term liabilities	31,911	5,710
STOCKHOLDERS’ EQUITY
Common stock, 13,340 and 13,370 issued, respectively	133	134
Additional paid-in capital	47,876	50,334
Treasury stock at cost, 0 and 1,187 shares, respectively	—	(18)
Retained earnings	9,613	7,221
Accumulated other comprehensive loss	(405)	(263)
Total stockholders’ equity	57,217	57,408
Total liabilities and stockholders’ equity	$114,945	$116,866

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Three Quarters Ended
	October 1	September 30,	October 1	September 30,
	2005	2006	2005	2006
NET SALES	$60,858	$64,329	$182,506	$190,975
COST OF GOODS SOLD	37,706	40,427	113,178	119,963

Gross profit	23,152	23,902	69,328	71,012

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	6,606	3,977	20,264	11,663
Legal and professional	1,210	1,307	3,400	3,555
Research and development	426	1,388	2,292	4,353
Other selling, general and administrative	13,538	16,657	37,359	46,258

Total selling, general and administrative expenses	21,780	23,329	63,315	65,829

INCOME FROM OPERATIONS	1,372	573	6,013	5,183

OTHER INCOME (EXPENSE), net	(755)	(55)	(2,562)	610

INCOME BEFORE PROVISION FOR INCOME TAXES	617	518	3,451	5,793

PROVISION FOR INCOME TAXES	(1,191)	(2,053)	(3,801)	(8,185)
NET LOSS	$(574)	$(1,535)	$(350)	$(2,392)

PER SHARE INFORMATION:
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.03)	$(0.18)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Quarters Ended
	October 1,	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350)	$(2,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,572	7,575
Amortization of debt issuance costs and discounts	138	171
Foreign currency exchange loss (gain)	1,390	(2,026)
Stock-based compensation	79	1,649
Tax benefits from share-based payment exercises	—	(34)
Loss on sale of property and equipment	519	168
Deferred income taxes	(1,463)	(253)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,193)	342
Inventories, net	(6,025)	74
Other receivables	315	(412)
Other current assets	(1,047)	1,046
Income taxes payable	(1,245)	153
Accounts payable	5,917	(1,190)
Accrued liabilities	4,656	1,770
Unearned revenue	(3,110)	(2,379)
Net cash provided by operating activities	5,153	4,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,549)	(5,514)
Proceeds from sale of property and equipment	27	—
Purchase of definite-lived intangible assets	(610)	—
Deposits and other	(2,121)	(470)
Net cash used in investing activities	$(12,253)	$(5,984)

	Three Quarters Ended
	October 1,	September 30,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$381	$110
Purchase of treasury stock	—	(18)
Excess tax benefits from share-based payment exercises	—	34
Net borrowings on line of credit	5,045	3,470
Principal payments on capital lease obligations	(35)	(77)
Principal payments on long-term debt	(1,261)	(1,386)
Net cash provided by financing activities	4,130	2,133
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	91	(354)

NET INCREASE (DECREASE) IN CASH	(2,879)	57
CASH AT BEGINNING OF PERIOD	3,105	1,481
CASH AT END OF PERIOD	$226	$1,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$807	$1,294
Cash paid for income taxes	6,510	8,275

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches.  The second tranche of 90,000 options vested on July 24, 2006.  The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date.  Using this method, the vested options were valued at approximately $0.7 million and the Company recorded this amount as additional purchase consideration, increasing goodwill.

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

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.   Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
Purchased contact lenses and accessories	$13,554	$11,195
Manufactured inventories:
Raw materials	1,322	808
Work in process	1,894	1,177
Finished goods contact lenses	4,688	8,808
Total	$21,458	$21,988

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 31, 2005 and September 30, 2006, reserves for excess and obsolete inventories were approximately $2.2 million and $1.2 million, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock using the treasury stock method.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.  Additionally, the Company has not reflected performance based unvested stock awards in Diluted EPS since the performance conditions were not satisfied as of September 30, 2006.  For the quarter and three quarters ended October 1, 2005, options to purchase 1,278,569 and 974,339 shares of common stock, respectively, as well as 36,794 and 33,461 shares of unvested common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.  For the quarter and three quarters ended September 30, 2006, options to purchase 1,182,481 and 1,193,640 shares of common stock, respectively, as well as 687,066 and 685,696 shares of unvested common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended October 1, 2005			Quarter Ended September 30, 2006
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(574)	13,329	$(0.04)	$(1,535)	13,366	$(0.11)
Effect of stock options		—			—
Effect of unvested stock awards		—			—
Diluted EPS	$(574)	13,329	$(0.04)	$(1,535)	13,366	$(0.11)

	Three Quarters Ended October 1, 2005			Three Quarters Ended September 30, 2006
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount

Basic EPS	$(350)	13,315	$(0.03)	$(2,392)	13,357	$(0.18)
Effect of stock options		—			—
Effect of unvested stock awards		—			—
Diluted EPS	$(350)	13,315	$(0.03)	$(2,392)	13,357	$(0.18)

NOTE 4.  COMPREHENSIVE LOSS

Comprehensive loss for the quarter and three quarters ended October 1, 2005 and September 30, 2006 consisted of the following components (in thousands):

	Quarter Ended		Three Quarters Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Net loss	$(574)	$(1,535)	$(350)	$(2,392)
Foreign currency translation gain (loss)	(127)	31	(487)	142
Comprehensive loss	$(701)	$(1,504)	$(837)	$(2,250)

The foreign currency translation gain (loss) resulted from changes in exchange rates relative to the U.S. dollar from the translation of the Company’s Singapore and United Kingdom subsidiaries’ financial statements.

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

SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all awards made thereafter.  All of the Company’s stock-based awards, which are stock options and restricted stock awards, are classified as equity instruments.  In accordance with SFAS No. 123R, the Company elected to use the modified prospective transition method and therefore, financial statements prior to adoption  of SFAS No. 123R remain unchanged. Under this transition method, compensation cost for the quarter and three quarters ended September 30, 2006 includes amounts associated with (i) unvested stock options granted prior to January 1, 2006, (ii) restricted stock awards granted prior to January 1, 2006 and (iii) restricted stock awards granted during the current fiscal year. Compensation cost recognized in fiscal 2006 for unvested options as of January 1, 2006 was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.  The following discusses certain other elections and assumptions the Company made as a result of adopting SFAS No. 123R:

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

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. However, under the short-cut method, for all vested awards as of January 1, 2006, any realized tax benefits are recorded as financing cash flows and an increase to additional paid in capital.   Approximately $6,000 of excess tax benefits were generated for the quarter ended September 30, 2006 and approximately $34,000 of excess tax benefits have been generated for the three quarters ended September 30, 2006.

Stock-based expense recorded during fiscal 2006 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006.  As a result of adopting SFAS No. 123R, the stock-based compensation expense for employees and non-employee directors for the quarter and three quarters ended September 30, 2006 totaled approximately $0.6 million and $1.6 million, respectively.  The total income tax benefit related to stock-based expense during the quarter and three quarters ended September 30, 2006 was approximately $0.2 million and $0.6 million, respectively.  The impact on Basic and Diluted EPS for the quarter and three quarters ended September 30, 2006 was a decrease of approximately $0.03 and $0.08 per share, respectively.  In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities.  Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities.  For the three quarters ended September 30, 2006, this new classification resulted in a decrease of approximately $34,000 in cash flows from operating activities and an increase of approximately $34,000 in cash flows from financing activities, compared to cash flows from stock-based compensation presented under APB 25.

Stock –Based Award Plans

Stock Options. The Company has established a stock incentive plan that provides for the issuance of a maximum of 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of September 30, 2006, 32,186 shares were available for future granting.

Prior to the establishment of the stock incentive plan, the Company issued nonqualified stock options to various key employees, a consultant and a director of the Company.

All options granted through January 1, 2000 vest equally over a three-year period and expire ten years from the date of grant. The stock options issued as a portion of the consideration for the assignment of certain technologies and intellectual property in conjunction with the acquisition of ClearLab International in 2002 and other options issued to the chief technology officer of ClearLab International vest equally at the end of the third, fourth and fifth years and expire ten years from the date of grant. All other options granted subsequent to January 1, 2000, vest equally over a four-year period and expire  between five and  ten years from the date of grant.

Stock options remained outstanding under various plans as of January 1, 2006. There have been no options granted from these plans during fiscal 2006, and the Company does not currently plan to grant any stock options during the remainder of fiscal 2006.  Under SFAS No. 123, pro-forma expense for stock options was calculated using a straight-line vesting schedule over the vesting period of approximately four years.  Had the Company used the fair value based accounting method for stock option expense prescribed by SFAS No. 123, the Company’s net income and earnings per share for the quarter and three quarters ended October 1, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Quarter Ended	Three Quarters Ended
	October 1, 2005	October 1, 2005
Net loss:
As reported	$(574)	$(350)
Add: Stock-based compensation expense included in reported net income, net of tax	22	49
Deduct: Fair-value based compensation, net of tax	(155)	(727)
Pro forma	$(707)	$(1,028)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.03)
Pro forma	$(0.05)	$(0.08)

The Company’s stock option activity during the first three quarters of fiscal 2006 is as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 31, 2005	1,243	$20.90
Exercised	(15)	7.48
Forfeited	(36)	23.58
Expired	(10)	24.17
Options outstanding at September 30, 2006	1,182	$20.96	3.71	$1,938

Options vested and expected to vest at September 30, 2006	1,162	20.86	3.72	$1,938

Options exercisable at September 30, 2006	1,047	$20.24	3.78	$1,937

The total intrinsic value of options exercised during the three quarters ended September 30, 2006 totaled approximately $0.1 million.  The total intrinsic value of options exercised during the three quarters ended October 1, 2005 totaled approximately $0.4 million.   The weighted average fair value of stock option grants was $11.30 for the first three quarters of fiscal 2005.  No stock options were granted during the first three quarters of fiscal 2006.

The fair value of options granted during the first three quarters of fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Three Quarters Ended
October 1, 2005
Risk-free interest rate	3.7%
Expected dividend yield	0.0%
Volatility	65.5%
Expected life	5 years

For the quarter and three quarters ended September 30, 2006, stock option expense was recognized on a straight-line basis over the four-year vesting period.  Approximately $0.2 million and $0.8 million, respectively, was charged to expense in the quarter and three quarters ended September 30, 2006 related to stock options. The Company has applied a weighted average forfeiture assumption of 15.03% in the calculation of such expense.

As of September 30, 2006, there was approximately $0.8 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Cash received from option exercises during the three quarters ended September 30, 2006 was approximately $0.1 million. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the three quarters ended September 30, 2006, was approximately $28,000, which was credited to additional paid-in capital.

Restricted Share Awards.  During the first fiscal quarter of 2006, the Company’s Board of Directors approved a grant of 599,096 shares of restricted common stock to various employees and executives of the Company.  The restricted share grants were valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14.  The restricted share grants include both time-vesting and performance-vesting restricted shares.  The time-vesting shares (273,451 awards) vest 20% per year beginning November 30, 2006 and ending November 30, 2010.  The performance-vesting shares (325,645 awards) vest upon achievement of certain operational milestones - such as obtaining sources for “doctors only” lenses on competitive terms, development of certain contact lens products and the achievement of an eight quarter cumulative financial target of at least $81 million consolidated earnings before taxes by or before the end of fiscal 2010.   Both the time-vesting and the performance-vesting shares are subject to various change in control provisions involving the Company and its subsidiaries that may result in the accelerated vesting of unvested shares, as well as conversion of unvested shares into a cash amount at the time of a change in control.

The Company also granted 50,000 shares of restricted common stock to its five non-employee directors.  These grants vest equally, at annual intervals, over a three-year period ending March 27, 2009; the vesting of these awards will be accelerated upon a change in control of the Company.  These restricted share grants made to non-employee directors were also valued at the closing stock price on the date of the grant, March 27, 2006, which was $13.14.  An additional 2,500 shares of restricted common stock were granted to one non-employee director.  This restricted share grant was valued at the closing stock price on the date of the grant, March 29, 2006, which was $13.28, and vested on July 28, 2006.

During the quarter ended September 30, 2006, the Company granted an aggregate of 16,178 shares of restricted common stock to various employees of the Company.  The restricted share grants were valued at the closing stock price on the date of each grant which ranged from $13.93 to $15.44.  These restricted share grants include both time-vesting and performance-vesting restricted shares; the time-vesting shares vest equally over a four-year period and the performance-vesting shares have similar vesting provisions as those discussed above with respect to Company employees.

The Company’s activity relating to restricted share awards during the first three quarters of fiscal 2006 was as follows (in thousands, except fair values):

	Number of Restricted	Weighted Average Grant Date Fair
	Share Awards	Value Per Award
Unvested at December 31, 2005	36	$17.82
Granted	652	13.14
Vested	(4)	22.69
Unvested at April 1, 2006	684	$13.51
Vested	(2)	18.84
Forfeited and expired	(1)	13.14
Unvested at July 1, 2006	681	$13.49
Granted	16	14.81
Vested	(9)	13.52
Forfeited and expired	(1)	13.14
Unvested at September 30, 2006	687	$13.52

For the quarter and three quarters ended September 30, 2006, approximately $0.4 million and $0.8 million, respectively, was charged to expense relating to the amortization of the time-vested restricted share awards.  At September 30, 2006, unrecognized compensation expense, including estimated forfeitures related to time-vested restricted share awards totaled approximately $3.9 million and will be recognized over a weighted average period of 3.93 years.  No restricted share awards vested during the quarter and three quarters ended October 1, 2005.  The fair value of restricted share awards that vested during the quarter and three quarters ended September 30, 2006 totaled approximately $138,000 and $219,000, respectively.  Total tax benefit generated from vested restricted share awards as of January 1, 2006 for the quarter ended September 30, 2006, was approximately $6,000, which was credited to additional paid-in capital.

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

NOTE 6.  DEBT OBLIGATIONS

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million, or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement.  Accordingly, as of September 30, 2006, the Company’s borrowing capacity under the line was $40 million; subsequent to the third quarter of fiscal 2006, the borrowing capacity was reduced to $35 million.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement is February 27, 2007, as such; the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of September 30, 2006.  The Company is in the process of extending this loan agreement to extend the maturity date and provide for borrowings of up to $40 million during the term of the extension.  The extension is expected to be completed before the end of fiscal 2006.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of September 30, 2006, the prime rate margin is 0 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of September 30, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $27.2 million. Of this amount, $12.5 million bore interest at the lender’s LIBOR rate plus 2.00 percent (7.33% at September 30, 2006) and the remaining $14.7 million bore interest at the lender’s prime rate plus 0 percent (8.25% at September 30, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.  There were no outstanding letters of credit as of September 30, 2006.

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

As of September 30, 2006, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$625,000 (USD$394,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of September 30, 2006, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$4,110,000 (USD$2,591,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of September 30, 2006, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,345,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act (“FCLCA”). The FCLCA requires a seller, prior to selling contact lenses to a consumer, to either (i) obtain an actual copy of the consumer’s prescription or (ii) verify the consumer’s prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company’s current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company’s practice is to cancel the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company’s practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

From time to time, the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Advertising Commitments

As of September 30, 2006, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $0.8 million and $2.8 million for advertising during the remainder of 2006 and in 2007, respectively.

NOTE 8.  SEGMENT INFORMATION

The Company has two operating segments. These operating segments represent components of the Company for which separate financial information is available and are evaluated regularly by management in determination of resource allocation and performance assessment. The Company’s U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. The Company’s International segment includes the operations of ClearLab International and ClearLab UK, which are developers, marketers, manufacturers and distributors of contact lenses.  The U.S. Retail segment includes revenue from the Company’s optical retail store agreement and the International segment includes revenue from the Japanese license and royalty agreement.   Operating segment information for the quarter and three quarters ended October 1, 2005 and September 30, 2006 is as follows (in thousands):

	U.S. Retail	International	Eliminations	Total
Quarter Ended October 1, 2005

Net sales (International segment includes intersegment sales of $917)	$55,791	$5,984	$(917)	$60,858
Gross profit	21,928	1,841	(617)	23,152
Research and development	—	426	—	426
Other selling, general and administrative expense	10,998	2,540	—	13,538
Income (loss) from operations	$3,367	$(1,378)	$(617)	$1,372

	U.S. Retail	International	Eliminations	Total
Quarter Ended September 30, 2006

Net sales	$59,189	$5,140	$—	$64,329
Gross profit	22,968	934	—	23,902
Research and development	—	1,388	—	1,388
Other selling, general and administrative expense	12,762	3,895	—	16,657
Income (loss) from operations	$5,125	$(4,552)	$—	$573

	U.S. Retail	International	Eliminations	Total
Three Quarters Ended October 1, 2005

Net sales (International segment includes intersegment sales of $1,291)	$168,924	$14,873	$(1,291)	$182,506
Gross profit	66,972	3,147	(791)	69,328
Research and development	—	2,292	—	2,292
Other selling, general and administrative expense	31,870	5,489	—	37,359
Income (loss) from operations	$12,159	$(5,355)	$(791)	$6,013

	U.S. Retail	International	Eliminations	Total

Three Quarters Ended September 30, 2006

Net sales	$176,096	$14,879	$—	$190,975
Gross profit	69,366	1,393	253	71,012
Research and development	10	4,343	—	4,353
Other selling, general and administrative expense	37,044	9,214	—	46,258
Income (loss) from operations	$17,886	$(12,956)	$253	$5,183

The following reconciles total segment income from operations to income before provision for income taxes for the quarter and three quarters ended October 1, 2005 and September 30, 2006 as follows (in thousands):

	Quarter Ended
	October 1, 2005	September 30, 2006
Income from operations	$1,372	$573
Interest expense, net	(347)	(542)
Foreign currency exchange transaction gain (loss), net	(330)	509
Other, net	(78)	(22)
Income before provision for income taxes	$617	$518

	Three Quarters Ended
	October 1, 2005	September 30, 2006
Income from operations	$6,013	$5,183
Interest expense, net	(995)	(1,388)
Foreign currency exchange transaction gain (loss), net	(1,390)	2,026
Other, net	(177)	(28)
Income before provision for income taxes	$3,451	$5,793

Identifiable segment assets are as follows (in thousands):

	U.S. Retail	International	Total
December 31, 2005

Long-lived assets, net	$35,130	$43,827	$78,957
Total assets	54,758	60,187	114,945

	U.S. Retail	International	Total
September 30, 2006

Long-lived assets, net	$33,235	$47,256	$80,491
Total assets	52,392	64,474	116,866

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently analyzing the effects of adopting SAB 108.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 will become effective as of December 31, 2006.  The Company does not expect the adoption of EITF 06-03 to have a material impact on its consolidated financial statements.

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

On July 26, 2006 ClearLab introduced its AquaSoft Singles product.  The Company engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. The first round of this strategic review of ClearLab has been completed.  Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and expects to announce terms related to this separation by the end of March 2007.  The Company has also undergone an extensive review of  ClearLab’s manufacturing operations.  Subject to any consultation that may be necessary under United Kingdom law, the Company is evaluating a consolidation of  ClearLab’s manufacturing, research and development operations which are currently carried out in the Singapore and United Kingdom manufacturing facilities.  Should the Company commence with this consolidation of ClearLab’s operations, it may incur significant restructuring charges and its financial condition and results of operations could be adversely affected.

Japanese License and Royalty Agreement.  In December 2004, the Company signed an agreement which grants Menicon Co., LTD (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.  Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  As of the third quarter of fiscal 2006, the Company has received a total of $10 million under the agreement; the Company will receive an additional $3 million of guaranteed payments under this agreement through December 31, 2007.

The Company had been recognizing the guaranteed portion of the license fees from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June 2007.  During the third quarter of fiscal 2006, due to delays in its initial estimated timeline in completing its obligations under the agreement, the Company determined that the estimated period for meeting its obligations should be through December 2007 rather than June 2007 and has accounted for the change in estimate prospectively and will recognize the unrecognized revenue through December 2007.  Revenue recognized under this agreement for the quarter and three quarters ended September 30, 2006 was $1.0 million and $4.0 million, respectively.

Optical Retail Store Agreement.  During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement was to partner with an optical retailer to create a seamless experience for consumers that will include exams as well as in-store, phone and online service.

Under the agreement, the Company fulfilled substantially all orders taken at the retail optical chain for contact lenses and both parties share in the operating results of the combined contact lens business based on a certain allocation percentage. However, during the term of the agreement, the Company guaranteed that the retail chain would receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply. Under the arrangement, the Company recorded gross revenues for all orders fulfilled and recorded selling, general and administrative expense for the retail chain’s share of the net operating results.

This agreement expired in January 2006; however, both parties continued to operate their contact lens businesses under the arragement described above through October 2006.  The Company has decided not to renew this agreement. The Company is deferring any decision to launch a national network with optical retail stores until a resolution can be found to industry practices relating to “doctors only” lenses.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and had agreements in place with nearly 1,000 locations for referrals in its network as of September 30, 2006. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

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

Regulatory Considerations

Fairness to Contact Lens Consumers Act.   In November 2003, Congress passed the Fairness to Contact Lens Consumers Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that a practitioner’s failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period).  It also directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

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

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2006	2005	2006
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	62.0	62.8	62.0	62.8
Gross profit	38.0	37.2	38.0	37.2

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	10.9	6.2	11.1	6.1
Legal and professional	2.0	2.0	1.9	1.9
Research and development	0.7	2.2	1.3	2.3
Other selling, general & administrative	22.2	25.9	20.4	24.2
Total selling, general & administrative expenses	35.8	36.3	34.7	34.5
INCOME FROM OPERATIONS	2.2	0.9	3.3	2.7
OTHER INCOME (EXPENSE), net	(1.2)	(0.1)	(1.4)	0.3
INCOME BEFORE PROVISION FOR INCOME TAXES	1.0	0.8	1.9	3.0
PROVISION FOR INCOME TAXES	(2.0)	(3.2)	(2.1)	(4.3)
NET LOSS	(1.0)%	(2.4)%	(0.2)%	(1.3)%

Net sales.  Net sales for the quarter ended September 30, 2006 increased 5.7% to $64.3 million from $60.9 million for the quarter ended October 1, 2005.  For the three quarters ended September 30, 2006, net sales increased 4.6% to $191.0 million from $182.5 million for the three quarters ended October 1, 2005.  Net sales for the Company’s U.S. Retail operations, for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006, were $59.2 million and $176.1 million, respectively, an increase from the prior year periods of 6.1% and 4.2%, respectively.  U.S. Retail net sales increased primarily from an increase in sales on the Internet, due mainly to upgrades the Company made to its website during fiscal 2005 and from targeted online marketing programs.  The Company is also receiving benefit from its record level of brand awareness.

During the quarter and three quarters ended September 30, 2006, the Company spent approximately $4.0 million and $11.7 million, respectively, on advertising.  During the quarter and three quarters ended October 1, 2005, the Company spent approximately $6.6 million and $20.3 million, respectively, on advertising.  The Company’s reduction in advertising spending during the first three quarters of fiscal 2006 from the first three quarters of fiscal

2005 is consistent with the Company’s strategy to spend less on advertising in fiscal 2006 as the Company focuses on addressing the threat of ‘doctors only’ lenses.  The Company expects that U.S. Retail net sales will continue to be impacted by the decrease in advertising spending during the fourth quarter of fiscal 2006.  Additionally, U.S. Retail net sales growth continues to be constrained by lost sales related to certain ‘doctors only’ contact lenses that the Company cannot obtain in order to fill orders for customers who wish to purchase the product from the Company.

Net sales for ClearLab for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 were $5.1 million and $14.9 million, respectively.  Net sales for ClearLab for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 were $6.0 million and $14.9 million, respectively.  ClearLab’s results for the third quarter and first three quarters of fiscal 2006 included $1.0 million and $4.0 million, respectively, in license fees from the Company’s Japanese license agreement, compared to $1.0 million and $3.0 million in the third quarter and first three quarters of fiscal 2005, respectively.  For the quarter and first three quarters of fiscal 2005, ClearLab net sales included approximately $0.9 million and $1.3 million, respectively, in intercompany sales to the Company’s U.S. Retail business.  ClearLab recorded no intercompany sales to the U.S. Retail business in the first three quarters of fiscal 2006.  ClearLab’s sales have been negatively impacted by sales delays to external customers due to product and packaging improvements, including the introduction of ClearLab’s new lens design and manufacturing process improvements.

Gross profit.  Consolidated gross profit as a percentage of net sales decreased to 37.2% for the quarter ended September 30, 2006 from 38.0% for the quarter ended October 1, 2005.  For the three quarters ended September 30, 2006, consolidated gross profit as a percentage of net sales decreased to 37.2% from 38.0% for the three quarters ended October 1, 2005.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased to 38.8% in the third quarter of fiscal 2006 from 39.3% in the third quarter of fiscal 2005.  Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased slightly to 39.4% from 39.6% for the three quarters ended September 30, 2006 and October 1, 2005, respectively.  This decrease from the prior year was due largely to increases in select product costs and shipping rates.  The Company expects the U.S. Retail gross profit margin for the fourth quarter of fiscal 2006 to approximate the margin achieved for the third quarter of fiscal 2006.

Gross profit as a percentage of net sales for ClearLab was 18.2% and 9.4% for the third quarter and three quarters ended September 30, 2006, respectively.  Gross profit as a percentage of net sales for ClearLab was 30.8% and 21.1% for the third quarter and three quarters ended October 1, 2005, respectively.  The decrease in gross profit for the quarter ended September 30, 2006 related mainly to the decrease in intercompany sales to the Company’s U.S Retail business. The gross profit margin for the three quarters ended September 30, 2006 was also impacted by provisions of approximately $1.2 million recorded on certain inventory in the second quarter of fiscal 2006.  The majority of this inventory was produced prior to the introduction of a new daily lens design.

Advertising expense.  Advertising expense for the quarter ended September 30, 2006 decreased to $4.0 million from $6.6 million for the quarter ended October 1, 2005.  As a percentage of net sales, advertising expense for the third quarter of fiscal 2006 decreased to 6.2% from 10.9% for the third quarter of fiscal 2005.  For the three quarters ended September 30, 2006, advertising expense as a percentage of sales decreased to 6.1% from 11.1% for the first three quarters of fiscal 2005.  The Company expects that fiscal 2006 advertising expenses will be approximately $14 million, a decrease of approximately $11 million from fiscal 2005 as it continues to focus its resources towards legislative and public relations initiatives. If, however, opportunities present themselves, the Company may increase advertising spending above currently planned levels.  The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended September 30, 2006 increased $0.1 million, from the third quarter ended October 1, 2005.  As a percentage of net sales, legal and professional fees remained constant at 2.0% for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.  For the three quarters ended September 30, 2006, legal and professional fees increased by $0.2 million to $3.6 million from the three quarters ended October 1, 2005.  As a percentage of net sales, legal and professional fees remained constant at 1.9% for the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005.

During the first three quarters of fiscal 2006, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives. The Company will continue to focus its efforts on compliance with federal rules and regulations as well as continue to support legal and legislative initiatives that it believes will benefit contact lens wearers.

Research and development expenses.  Research and development expenses for the quarter ended September 30, 2006 increased to $1.4 million, or 2.2% of net sales, from $0.4 million, or 0.7% of net sales, from the quarter ended October 1, 2005.  For the three quarters ended September 30, 2006, research and development expenses were $4.4 million, or 2.3% of net sales, up from $2.3 million, or 1.3% of net sales, for the three quarters ended October 1, 2005.  During the first three quarters of fiscal 2006, the Company continued to fund research and development efforts for ClearLab’s operations.

Total fiscal 2006 research and development costs will be dependent on progress with research and development efforts relating to expanding ClearLab’s product offering and developing its intellectual property, including it’s recently introduced AquaSoft Singles product.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended September 30, 2006 increased approximately $3.1 million to $16.7 million from the quarter ended October 1, 2005.  As a percentage of net sales, other selling, general and administrative expenses for the third quarter of fiscal 2006 also increased to 25.9%, from 22.2% for the third quarter of fiscal 2005. As a percentage of net sales, other selling, general and administrative expenses for the three quarters ended September 30, 2006 increased to 24.2% from 20.4% for the three quarters ended October 1, 2005, as such expenses increased by approximately $8.9 million for the same period.  The results for the third quarter of fiscal 2006 include approximately $0.2 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.4 million of expense related to the restricted stock grants, compared to approximately $35,000 of expense related to restricted stock grants in the third quarter of fiscal 2005.  Likewise, the results for the first three quarters of fiscal 2006 include approximately $0.8 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.8 million of expense related to restricted stock grants, compared to approximately $0.1 million of expense related to restricted stock grants in the first three quarters of fiscal 2005.

The Company’s U.S. Retail other selling, general and administrative expenses increased approximately $1.8 million for the quarter ended September 30, 2006 from the quarter ended October 1, 2005.  For the three quarters ended September 30, 2006, U.S. Retail other selling, general and administrative expenses increased $5.2 million from the three quarters ended October 1, 2005.   Additionally, such expenses also increased as a percentage of net sales to 21.6% and 21.0%, respectively, for the quarter and three quarters ended September 30, 2006, compared to 19.7% and 18.9% for the quarter and three quarters ended October 1, 2005, respectively.  The majority of the increase for U.S. Retail from the quarter and three quarters ended October 1, 2005 related to planned increases in employee costs.  These increases include restricted stock and stock option expense, as discussed above, as well as employee costs to support current operations, such as costs to strengthen and build the Company’s information technology organization and costs to support a retail network, an initiative which is currently focused on expanding our doctor referral network.   Additionally, a portion of the increase in other selling, general and administrative expenses related to costs associated with supporting the Company’s legislative efforts.

ClearLab’s other selling, general and administrative expenses increased by approximately $1.4 million for the quarter ended September 30, 2006 from the quarter ended October 1, 2005. ClearLab’s other selling, general and administrative expenses increased by approximately $3.7 million for the three quarters ended September 30, 2006 from the three quarters ended October 1, 2005.  A majority of ClearLab’s increase in both the quarter and three quarters ended September 30, 2006 related to costs to strengthen its management team and costs related to the introduction of the AquaSoft Singles product.

Other income (expense), net.  Other income (expense) improved to approximately $(0.1) million and $0.6 million for the quarter and three quarters ended September 30, 2006, respectively, from approximately $(0.8) million and $(2.6) million for the quarter and three quarters ended September 30, 2005, respectively.  For the third quarter of fiscal 2006, other income consisted of approximately $0.5 million in foreign currency exchange transaction gains offset by approximately $0.6 million in interest expense and other miscellaneous expenses.  Other expense in the third quarter of fiscal 2005 consisted mainly of approximately $0.3 million in foreign currency exchange transaction losses and approximately $0.3 million in interest expense and other miscellaneous expenses.  For the three quarters ended September 30, 2006, other income consisted mainly of approximately $2.0 million of foreign currency exchange transaction gains offset by $1.4 million in interest expense.  For the three quarters ended October 1, 2005, other expense consisted mainly of interest expense of approximately $1.0 million and foreign currency exchange transaction losses of approximately $1.4 million.  Interest expense is incurred primarily due to the use of the Company’s credit facility and other debt.  The exchange gains and losses relate primarily to intercompany loans to ClearLab.

Income taxes.  The Company is taxed in three separate jurisdictions -   the U.S., Singapore and the United Kingdom.  The Company’s effective U.S. income tax rate for the three quarters ended September 30, 2006 was approximately 43%, as compared with the U.S. income tax rate for the three quarters ended October 1, 2005 of 40%.  The increase in the effective U.S. income tax rate for the three quarters ended September 30, 2006 primarily resulted from the increase in permanent nondeductible expenses, including those relating to the Company’s lobbying efforts.  The Company’s effective U.S. income tax rate for the quarter ended September 30, 2006 was 38%, as compared with the U.S. income tax rate for the quarter ended October 1, 2005 of 42%.  This decrease in the effective U.S. income tax rate for the third quarter of fiscal 2006 resulted primarily from an income tax benefit recognized by the Company with the reversal of tax accruals associated with the resolution of certain tax matters.

During the second quarter of fiscal 2006, the Company elected not to finalize a Singapore pioneer tax certificate in order to renegotiate the potential benefits and time period related thereto.  Through the first quarter of fiscal 2006, the Company’s Singapore operations had met the requirements for the pioneer tax certificate in Singapore. This pioneer tax certificate allowed for a seven-year tax holiday that reduced the Singapore statutory tax rate to 0% on qualified income for 2003 and future periods through the end of the tax holiday. Without the tax holiday, the Singapore statutory tax rate is 20%. During the first three quarters of fiscal 2006, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to uncertainty with respect to the realization of a tax benefit in Singapore relating to losses.   In the first quarter of fiscal 2006, the Company recorded a current tax provision in Singapore due to Japanese withholding tax on payments received from the Japanese license agreement. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

For the first three quarters of fiscal 2006, the Company recorded a valuation allowance for the full amount of deferred income tax assets in excess of taxable temporary differences in Singapore and the U.K., as it is more likely than not that these deferred tax assets will not be realized.

The Company expects that its fiscal 2006 effective income tax rates will approximate 43% for the U.S. operations. For the U.K. and Singapore operations, the Company expects that the effective tax rate will be 0%, with the exception of the Japanese withholding tax on license payments made to ClearLab International. The Company’s effective income tax rates may change as facts and circumstances change.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  The Company anticipates that these uses will continue to be the principal demands on its cash in the future.  As of September 30, 2006, the Company had net working capital (deficit) of approximately $(19.6) million, compared to $7.7 million as of December 31, 2005.  This large decrease in net working capital in the third quarter of fiscal 2006 relates to the Company’s line of credit that is now classified as current on the condensed consolidated balance sheet, as the maturity date is February 27, 2007.  The Company is in the process of extending this loan agreement to extend the maturity date and provide for borrowings of up to $40 million during the term of the extension.  The extension is expected to be completed before the end of fiscal 2006.

The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through its credit facility, will be sufficient to support planned operations through the foreseeable future.  The Company announced on July 26, 2006 that it had engaged an investment bank to assist in performing a strategic review of ClearLab.  In order to fully commercialize its products, particularly the AquaSoft Singles product, the Company anticipates that ClearLab will require significant additional funding over the foreseeable future, which may not be available through the Company’s cash flows from operations, and will likely require the Company to secure alternative funding.  The first round of this strategic review of ClearLab has been completed.  Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and expects to announce terms related to this separation by the end of March 2007.  The Company has also undergone an extensive review of ClearLab’s manufacturing operations.  Subject to any consultation that may be necessary under United Kingdom law, the Company is evaluating a consolidation of ClearLab’s manufacturing, research and development operations which are currently carried out in the Singapore and United Kingdom manufacturing facilities.   Should the Company commence with this consolidation of ClearLab’s operations, it may incur significant restructuring charges and its financial condition and results of operations could be adversely affected.  Should the Company’s plans or expectations change, related to ClearLab or otherwise, the Company may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent the Company’s planned growth, and could adversely affect the Company’s business, financial condition, liquidity and results of operations.

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

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On January 13, 2006, the Company entered into a modified agreement which modified this loan agreement effective as of December 30, 2005. The modified loan agreement provides for borrowings of up to $30 million, $35 million, or $40 million, depending on the Company’s minimum fixed coverage ratio assessed on a quarterly basis, as defined in the agreement.  Accordingly, as of September 30, 2006, the Company’s borrowing capacity under the line was $40 million; subsequent to the third quarter of fiscal 2006, the borrowing capacity was reduced to $35 million.  Additionally, the agreement provides for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing. The maturity date of the loan agreement is February 27, 2007, as such; the amounts due under the line of credit are reported as current liabilities in the condensed consolidated balance sheet as of September 30, 2006.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.25 percent and prime plus 0.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of September 30, 2006, the prime rate margin is 0 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of September 30, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $27.2 million. Of this amount, $12.5 million bore interest at the lender’s LIBOR rate plus 2.00 percent (7.33% at September 30, 2006) and the remaining $14.7 million bore interest at the lender’s prime rate plus 0 percent (8.25% at September 30, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.  There were no outstanding letters of credit as of September 30, 2006.

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

As of September 30, 2006, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$625,000 (USD$394,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

As of September 30, 2006, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$4,110,000 (USD$2,591,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of September 30, 2006, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,892,000 (USD$4,345,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its restated loan agreement with its U.S. bank.  As of September 30, 2006, the Company was in compliance with all of the restrictive covenants in its loan agreements.

Cash flows from operating activities.  For the three quarters ended September 30, 2006 and October 1, 2005, net cash provided by operating activities was approximately $4.3 million and $5.2 million, respectively.  During the fiscal 2006 period, cash provided by operating activities was provided primarily by adjustments to net loss for non-cash items such as depreciation, amortization and stock compensation, increases in accrued liabilities, as well as decreases in other current assets. The increase in cash was partially offset by the adjustments to net loss for foreign currency exchange gains as well as by decreases in accounts payable and unearned revenue.  In the fiscal 2005 period, cash was provided primarily by adjustments to net loss for non-cash items, increases in accounts payable and accrued liabilities as well as a decrease in other receivables partially offset by increases in inventories, accounts receivable, other current assets as well as from decreases in income taxes payable and unearned revenue.

Cash flows from investing activities.  The Company used approximately $6.0 million and $12.3 million for investing activities in the three quarters ended September 30, 2006 and October 1, 2005, respectively.  During the first three quarters of fiscal 2006, the Company paid approximately $0.5 million towards software licenses.  In the first three quarters of fiscal 2005, the Company paid approximately $2.1 million in deposits on manufacturing equipment at ClearLab.  The Company also purchased approximately $0.6 million of intangible assets during the fiscal 2005 period.

Capital expenditures for infrastructure improvements for the three quarters ended September 30, 2006 and October 1, 2005 were approximately $5.5 million and $9.5 million, respectively.  Of these amounts, approximately $3.8 million and $5.9 million relate to purchases made at ClearLab, during the respective periods.  The Company anticipates additional capital expenditures in fiscal 2006 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of both its U.S. and international operations.

Cash flows from financing activities.  During the three quarters ended September 30, 2006 and October 1, 2005, net cash provided by financing activities was approximately $2.1million and $4.1 million, respectively.  In the first three quarters of 2006, the Company had net borrowings on its credit facility of approximately $3.5 million and made principal payments on debt obligations and capital lease obligations of approximately $1.5 million.  In the first three fiscal quarters of 2005, the Company had net borrowings on its credit facility of approximately $5.0 million and made principal payments on debt obligations and capital lease obligations of approximately $1.3 million.  In the first three fiscal quarters of both 2006 and 2005, these amounts were partially offset by proceeds from the exercise of common stock options.

ClearLab leases various manufacturing and other equipment from financing companies under capital lease arrangements, all of which  is maintained at the Company’s Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with the Company’s acquisitions of ClearLab International and ClearLab UK.  As of September 30, 2006, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006 The Company is currently analyzing the effects of adopting SAB 108.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-03 will become effective as of December 31, 2006.  The Company does not expect the adoption of EITF 06-03 to have a material impact on its consolidated financial statements.

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

The Company has significant long-lived tangible and intangible assets consisting primarily of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, the Company performs an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express.  During the third quarter of fiscal 2006, the Company prepared an impairment analysis and determined there was no impairment on any of the ClearLab’s long-lived assets, definite-lived intangible assets or goodwill as of September 30, 2006. If forecasts and assumptions used to support the realizability of long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial position.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Under this method the Company recognizes compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested, as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Prior to SFAS No. 123R adoption, the Company accounted for share-based payments under APB No. 25.  Therefore, the Company generally recognized compensation expense for restricted stock awards and when it granted options with an exercise price below the market price on the date of grant. The Company estimates the value of stock option awards on the date of grant using a Black-Scholes pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility.  The expected term represents the average time that options that vest are expected to be outstanding.  The expected volatility rates are estimated based on a weighted average of the historical volatilities of the Company’s common stock.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Forward-Looking Statements

Except for purely historical information or statements contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.    Words such as “believes,” “anticipates,” “expects,” “future,” “intends,” “would,” “could,” “might,” “should,” “projects,” “may” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements will contain those words.  The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise.  The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company.  Factors that may cause such differences include, but are not limited to, general economic conditions, the health and size of the contact lens industry, consumer acceptance of ClearLab’s products, product health benefits,  the outcome of the strategic review of ClearLab, inventory acquisition and management,  manufacturing operations, legislative efforts and results, governmental regulations and other regulatory considerations, exchange rate fluctuations, advertising spending and effectiveness, unanticipated costs and expected benefits associated with license agreements and supply agreements, research and development initiatives, and prescription requirements of The Fairness to Contact Lens Consumers Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of September 30, 2006, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations.  The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $27.2 million as of September 30, 2006. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, are denominated in Singapore dollars and British pounds and bear interest at a fixed rate.  As of September 30, 2006, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $7.0 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.3 million per year.

Foreign Currency Risk The Company faces foreign currency risks primarily as a result of its Singapore and United Kingdom operations and the intercompany balances, which are denominated in U.S. dollars, between its U.S. and these international operations.  The functional currency of the Company’s Singapore operations is the Singapore dollar.  The Company has debt and other long-term obligations of approximately $7.4 million that are denominated in Singapore dollars and mature over the next three years.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  For the third quarter of fiscal 2006, the Company recorded approximately $0.1 million of foreign currency transaction gains on the intercompany balances between the U.S. and Singapore operations.  From the date of the ClearLab International acquisition, July 24, 2002, through November 2, 2006, the exchange rate has fluctuated approximately 12.0 percent (weakening of the U.S. dollar).   If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $3.4 million dollar foreign currency loss on the intercompany balances that exist as of September 30, 2006.

The functional currency of the Company’s United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency.  For the third quarter of fiscal 2006, the Company recorded foreign currency transaction gains of approximately $0.5 million on the intercompany balances between the U.S. and United Kingdom operations; and recorded approximately $0.1 million in foreign currency transactions losses on sales with external parties.  From the date of the ClearLab UK acquisition, February 24, 2004, through November 2, 2006, the exchange rate has fluctuated approximately 2.2 percent (weakening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.8 million dollar foreign currency loss on the intercompany balances that exist as of September 30, 2006.

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time the Company is involved in legal matters generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that except for legal and professional fees that the Company incurs from time to time, the ultimate dispositions of all of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Item 1A.                 Risk Factors

Other than the additional risk factors set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Company has expended significant resources in the development of its ClearLab operations and may not realize value equal to its investment.

On July 26, 2006, the Company announced that it had engaged an investment bank to assist in performing a strategic review of its ClearLab operations.  The first round of this strategic review of ClearLab has been completed.  Based on this review, the Company is now committed to a separation of ClearLab from the U.S. retail business. The Company has invested significant amounts in acquiring and developing ClearLab and its operations and products.  The Company can provide no assurance that separation of ClearLab can be accomplished on favorable terms or that such separation will allow the Company to recover its investment in ClearLab.

The Company’s strategic review of ClearLab may result in the Company continuing to incur significant additional expense to support ClearLab.

Based on its strategic review of ClearLab, the Company is now committed to a separation of ClearLab from the U.S. retail business.  However, the Company may be unable to effect a separation of ClearLab upon favorable terms.  In order to fully commercialize ClearLab’s products, particularly the AquaSoft Singles product, the Company anticipates that ClearLab will require significant additional funding over the foreseeable future. The Company can provide no assurance that separation of ClearLab from the U.S. retail business can be accomplished on favorable terms or that the Company will be able to reduce or eliminate ClearLab cash requirements.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1 (i)	Restated Certificate of Incorporation of the Company. (1)
3.1 (ii)	Restated By-Laws of the Company. (1)
4.1	Form of certificate representing shares of Common Stock, $0.1 par value per share. (2)
10.1	First Amendment to 1-800 CONTACTS, INC. Amended and Restated 2004 Stock Incentive Plan, effective October 1, 2006
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

1-800 CONTACTS, INC.

Dated: November 9, 2006	By:	/s/ Jonathan C. Coon
		Name:	Jonathan C. Coon
		Title:	Chief Executive Officer

	By:	/s/ Robert G. Hunter
		Name:	Robert G. Hunter
		Title:	Chief Financial Officer