Form 10-K
period 2006-12-30
1 800 CONTACTS INC
filed 2007-03-15
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

66 E. Wadsworth Park Drive
Draper, UT 84062
(Address of principal executive offices)

(801) 316-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting common equity held by non-affiliates of the registrant based on the closing sale price of $15.00 as reported by the NASDAQ Stock Market LLC  (“Nasdaq”) on June 30, 2006 was approximately $108.9 million. Shares held by each officer and director and by each person who owns or may be deemed to own 10% or more of the regristrant’s outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2007, the Registrant had 13,977,571 shares of Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 18, 2007 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K (the “Form 10-K”).

1-800 CONTACTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains a number of statements about the Company’s future business prospects which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements which are not purely historical and include, but are not necessarily limited to:

•       Any statements relating in any way to the planned separation of ClearLab from the U.S. retail business, including but not limited to the timing of such separation or the terms upon which such separation may be accomplished;

•       Any statements relating in any way to the Company’s ongoing strategic review of the U.S. retail business;

•       Any statements relating to the Company’s perception of the contact lens market and anticipated trends in that market in any of the countries in which it does business;

•       Any statements relating to the Company’s relationships with its suppliers, its anticipated ability to procure products, or the terms under which it may procure its products;

•       Any statements relating to sales, usage, or trends in the contact lens industry and market;

•       Any statements relating to the Company’s anticipated business operations, inventory levels, ability to handle specific call volumes, ability to fill and timely ship orders, or similar statements;

•       Any statements relating to the Company’s anticipated results of operations, including but not limited to anticipated sales, revenues, earnings, tax benefits, payments due pursuant to applicable license agreements, or similar matters; and

•       Any statements relating to expectations with respect to legal and legislative initiatives in 2007 and beyond.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “future,” “would,” “could,” “might,” “should,” “may”, and similar expressions, including any expressions of the Company’s plans, intentions, or goals, are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and the Company specifically disclaims any obligation to update forward looking statements, even if its estimates change.

Item 1.                        Business.

Overview

This Annual Report on Form 10-K and the documents incorporated herin by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

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

Through its U.S. retail operations (referred to as “U.S. Retail”), the Company is a direct marketer of replacement contact lenses and, through its wholly-owned subsidiary ClearLab,  is also a manufacturer, developer and distributor of its own branded and private label contact lenses through its operations in Singapore and the United Kingdom. The Company’s U.S. Retail operations sells all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, CooperVision and Bausch & Lomb.

On July 26, 2006 ClearLab introduced its AquaSoft Singles product. The Company engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options. The Company has also undergone an extensive review of ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the  UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

The Company recently announced that its strategic review to determine how to maximize value through a ClearLab separation has been broadened to include a strategic review of the U.S. Retail business.

U.S. Retail Operations

The Company’s U.S. Retail operations sells contact lenses primarily through its easy-to-remember, toll-free telephone number, “1-800 CONTACTS” (1-800-266-8228), and through its Internet addresses. It sells all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. The Company has shipped more than fifteen million orders since inception. The Company’s high-volume, cost-efficient operations, supported by its proprietary management information systems, enable it to offer consumers an attractive alternative for obtaining replacement contact lenses in terms of convenience, price, speed of delivery and customer service. As a result of its extensive inventory of more than 35,000 SKUs, the Company generally ships approximately 95% of its orders within one business day of verification of prescriptions.

The Company’s U.S. Retail Internet sales channel continued to grow in fiscal 2006 and enhances the Company’s ability to cost effectively serve its customers. The Company’s Internet sales accounted for more than half of its total revenue during fiscal 2006. Its online presence enables the Company to operate more efficiently by substantially reducing the payroll and long distance costs associated with telephone orders. This increased efficiency allows the Company to offer Internet customers generally lower prices and free shipping on most orders in addition to other services such as e-mail shipping confirmation, online order tracking and e-mail correspondence.

The Company’s U.S. Retail operations markets its products through national advertising campaigns that aim to increase awareness of the 1-800 CONTACTS brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. As compared to other direct marketers of replacement contact lenses, the Company believes that its toll-free telephone number and Internet addresses afford it a significant competitive advantage in generating consumer recall and repeat business. The Company spent approximately $13.6 million on advertising in fiscal 2006 and has invested nearly $200 million in its national advertising campaign since inception. The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

The Company has undergone an extensive review of ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the  UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

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

Historically, sales of contact lenses by direct marketers have been impeded by eye care practitioners and contact lens manufacturers. Many eye care practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby limiting a patient’s choice to purchase lenses from a direct marketer. Until a few years ago, substantially all of the major manufacturers of contact lenses refused to sell contact lenses directly to direct marketing companies and sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses were reduced, but not completely eliminated, through the pro-competitive effects of the FCLCA described above. Likewise, on January 31, 2007, the Company announced that it had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers. The Company has purchased directly from the fourth largest manufacturer/supplier, without a written agreement since 2001 and based on its longstanding relationship and recent discussions with this supplier, the Company does not expect this direct relationship to change. See “Purchasing and Principal Suppliers” and “Government Regulation.”

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

The Company believes that the growth and acceptance of the Internet presents significant opportunities for direct marketers of contact lenses such as the Company. The factors driving this growth include the increasing number, power of, and decreasing cost of personal computers in homes and offices, technological innovations providing easier, faster and cheaper access to the Internet, the proliferation of content and services being provided on the Internet and the increasing use of the Internet by businesses and consumers as a medium for conducting business.

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

Product Offerings

U.S. Retail Operations

Contact lenses can be divided into two categories: soft lenses and hard lenses (primarily rigid gas permeable). There are three principal wearing regimes for soft contact lenses: conventional, frequent replacement and disposable lenses. Conventional lenses have a life span of greater than six months, frequent replacement lenses have a life span of one to three months and disposable lenses have a life span of one day to two weeks. There are two wear patterns for contact lenses: daily wear and extended wear. Daily wear lenses are designed to be taken out before sleeping and must be cleaned and disinfected if worn again. Extended wear lenses are designed to be worn multiple days without removal and must be approved by the Food and Drug Administration for that purpose.

Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more regular basis was important to comfort, convenience, eye health and patient compliance. Disposable lenses are changed as often as daily and up to every two weeks, depending on the product. Planned replacement lenses are designed to be changed as often as every two weeks and up to every three months.

The Company has access to every major brand and product type in the industry, including spherical, toric, multifocal and colored lenses either directly from the manufacturer or through distributors. The Company’s sales by brand and product type are generally representative of the industry with the exception of contact lenses sold under restricted distribution polices by the respective manufacturer.

The Company offers all contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision. Given the proliferation of SKUs in the industry via numerous brands, colored and specialty lenses, the Company’s substantial inventory provides contact lens wearers with ready access to their lenses. The Company can ship approximately 95% of its orders within one business day of verification of prescriptions. The Company believes that its large inventory of contact lenses provides it with a competitive advantage over eye care practitioners, optical chains and discount stores and serves as a customer service advantage for the Company versus potential entrants and smaller competitors in direct marketing of contact lenses.

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision as well as from distributors. See “Purchasing and Principal Suppliers.” The Company’s products are delivered in the same sterile, safety sealed containers in which the lenses were packaged by the manufacturer.

The Company is currently expanding its national doctor referral network with select optical retail chains and independent practitioners and currently has nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

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

In December 2004, the Company signed an agreement which grants Menicon Co., Ltd. (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. The Company recognizes the license fees as revenue as it fulfills its obligations and certain milestones are achieved. Menicon will also pay royalties for a period of at least 15 years once the licensed products are launched in Japan.

On July 26, 2006 ClearLab introduced its AquaSoft Singles product, which is currently under development. The Company engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options.

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

During fiscal 2006, the Company spent approximately $13.6 million on advertising. The Company’s advertising campaign targets both its traditional telephone customers and its online customers and is designed to drive new and repeat purchases.  A brief description of the principal components of the Company’s national advertising campaign is set forth below:

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

International Manufacturing Operations

ClearLab markets its own branded and private label contact lenses internationally to its customers including various international retailers and distributors.

Operations

U.S. Retail Operations

The primary components of the Company’s U.S. Retail operations include its teleservices, order entry, Internet order taking, prescription verification, doctor referral network, customer service and distribution and fulfillment.

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

Prescription Verification.   The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act (“FCLCA”). The FCLCA requires that contact lenses only be sold to customers based on the seller obtaining a copy of the prescription itself or verifying the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company requires all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company cancels the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company completes the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. See also “Government Regulation.”

Website.   The Company’s principal website provides customers with a quick, efficient and cost-effective source for obtaining replacement contact lenses 24 hours a day, 7 days a week. The Company is continually upgrading the content and functionality of its website which allows customers to easily browse and purchase substantially all of the Company’s products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company has designed its website to be fast, secure and easy to use and to enable its customers to purchase products with minimal effort. The Company also offers Internet customers services such as free shipping offers, shipping confirmation and online order tracking. During the call center’s operating hours, the Company offers service and support to its Internet customers over the telephone. The Company also provides e-mail support to customers 24 hours a day, 7 days a week. The Company’s website allows customers to dispense with providing personal profile information after their initial order. The website has permitted the Company to expand its customer base through better service while reducing transaction costs.

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

Optical Retail Store Partnership.   During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement was to partner with an optical retailer to create a seamless experience for consumers that included exams as well as in-store, phone and online service.

Although this agreement expired in January 2006, both parties continued to operate their contact lens businesses under the arrangement described above through October 2006, at which time the Company decided not to renew this agreement.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select independent practitioners and optical retail chains and currently has nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

The Company believes its current referral program is a unique offering for Internet, phone or mail order companies, allowing it to capture orders from new customers who need an updated prescription and recapture customer orders that might otherwise need to be cancelled under federal law.

Distribution and Fulfillment.   Approximately 95% of the Company’s orders are shipped within one business day of the verification of prescriptions. Customers generally receive orders within one to five business days after shipping, depending upon the method of delivery chosen by the customer. A shipping and handling fee is generally charged on each customer order, except most orders received via the Internet and those received by mail with an enclosed check. Customers have the option of having their order delivered by overnight courier for an additional charge. The Company’s management information systems automatically determine the anticipated delivery date for each order.

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

International Manufacturing Operations

ClearLab’s products are manufactured in production facilities located in Singapore and the United Kingdom. The Singapore facility currently has the capacity to produce in excess of 48 million lenses annually. Clearlab’s manufacturing and research and development operations which were previously carried out in the United Kingdom are in the process of being consolidated into Singapore. Both of ClearLab’s manufacturing operations were operating at approximately 50 percent during fiscal 2006. ClearLab manufactures its frequent replacement soft contact lenses by way of injection cast molding of plastic molds in which it doses various polymers and daily soft contact lenses through a proprietary free-forming process. In both processes, dry lenses are hydrated to their final wet state in order to become a complete lens. ClearLab also has the ability to wet cast mold lenses where the lenses are formed partially hydrated.

Management Information Systems

The Company has developed proprietary management information systems that integrate the Company’s  U.S. Retail direct marketing, order entry and order fulfillment operations. The Company is continually upgrading and enhancing these systems and believes that these systems enable it to operate efficiently and provide enhanced customer service. The key features of these management information systems are their ability to: (i) process numerous types of orders, including telephone, Internet and others; (ii) continually monitor and track the Company’s inventory levels for substantially all of its products; (iii) rapidly process credit card orders; (iv) increase the speed of the shipping process with integrated and automated shipping functions; (v) increase accuracy through the scanning of each order prior to shipment to ensure it contains the correct quantity and type of lenses; and (vi) communicate directly with eye care providers’ offices to accurately and timely verify contact lens prescriptions.

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

The Company has installed a battery powered back-up system capable of supporting its entire call center, computer room and phone switch. This system is further protected by a generator capable of supporting the Company’s call center operations for a period of five days. All critical data is stored on high-availability, redundant storage platforms, and backed up daily to near-line disk and to tape. In addition, tape backups of all critical data are stored at a secure offsite location.

Purchasing and Principal Suppliers

U.S. Retail Operations

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, CooperVision and Bausch & Lomb, as well as from distributors. On January 31, 2007 the Company announced that it had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers, Johnson & Johnson Vision Care, CIBA Vision and CooperVision. The Company believes that it will be able to satisfy the various conditions of these agreements which will allow the Company to operate under these agreements through 2016. The Company has purchased directly from the fourth largest manufacturer/supplier, Bausch & Lomb, without a written agreement since 2001 and based on its longstanding relationship and recent discussions with this manufacturer, the Company does not expect this direct relationship to change.

Currently, the Company purchases the majority of its products directly from these four manufacturers. However, the Company occasionally purchases products of one of these manufacturers through unauthorized distributors. The Company also purchases certain other products through unauthorized distributors that are marketed as “doctors only” and sold only to eye care practitioners. The Company can purchase almost all remaining, “doctors only” lenses through unauthorized distributors. As a result of “doctors only” marketing practices, the Company is not an authorized dealer for some of the products it sells.

The factors of price, availability and source of the contact lenses are all considerations in deciding which lenses to offer for sale. During the latter part of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company was unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell the Company this lens. With the before mentioned signing of the long-term supply agreements, the Company recently began to sell this lens again in 2007, as well as other lenses previously not available to the Company.

The Company believes that the price which it pays for certain manufacturers’ products is sometimes higher than those paid by eye care practitioners, retail chains and mass merchandisers, and believes that these parties also benefit from being allowed to participate in certain manufacturers’ cooperative advertising funds, coupon, sample, rebate and other marketing and promotional programs not available to the Company. Although the Company has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there can be no assurance that the Company will not encounter difficulties in the future. The inability of the Company to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 44 percent, 42 percent and 48 percent of its contact lenses purchased in fiscal 2004, 2005 and 2006, respectively. The Company’s top three suppliers accounted for approximately 83 percent, 81 percent and 87 percent of the Company’s inventory purchased in fiscal 2004, 2005 and 2006, respectively. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

The Company also has agreements with certain suppliers for improved pricing and marketing support. This support has come and will come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

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

The Company believes that some of its competitors, including eye care practitioners, national optical chains and mass merchandisers, have better pricing terms, access to supply and other sales and marketing programs not available to the Company. In addition, some of the competitors are significantly larger in overall revenues and have significantly greater resources than the Company. The Company believes that the principal elements of competition in the industry include price, product availability, customer service and consumer awareness.

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

To satisfy the prescription verification requirement of the FCLCA, a contact lens seller must either obtain a copy of the prescription or verify the prescription by direct communication with the customer’s prescriber. Consistent with this requirement, the Company requires all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription by direct communication with their prescriber. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company cancels the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company completes the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

State Regulation

Although the FCLCA overrides state laws or regulations that purport to impose stricter prescription verification procedures on direct marketers or that otherwise conflict with the general purposes and objectives of the FCLCA, the sale and delivery of contact lenses to consumers may also be subject to limited regulation by the state where the customer is located. For example, a substantial number of states require that contact lenses only be sold by persons licensed or registered to do so under that state’s laws. A dispenser may be required to be licensed as an eye care professional (i.e., optometrist, ophthalmologist or optician) or to be licensed or registered as a contact lens seller depending on the requirements of the particular state in which the customer is located. Also, the FCLCA allows states to set the prescription length—as long as it is longer than one year. Such state laws or regulations may or may not run afoul of the FCLCA or other federal or constitutional requirements depending on their particular provisions. Neither the Company nor any of its employees is a licensed eye care professional in many of the states in which the Company does business.

Any action brought against the Company based on its failure to comply with applicable state laws and regulations could result in significant fines to the Company, the Company being prohibited from making sales in a particular state, the Company being required to comply with such laws, or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to the Company, (ii) the inability to sell to customers at all in a particular state if the Company cannot comply with such state’s laws and (iii) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on the Company’s ability to sell contact lenses and to continue to operate profitably. The Company has not obtained an opinion of counsel with regard to its compliance with all applicable state laws and regulations or the enforceability of such state laws and regulations, and information contained herein regarding the Company’s compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel. The Company has in the past, and intends in the future, to vigorously defend any actions brought against it.

From time to time the Company receives notices, inquiries or other correspondence from states or their regulatory bodies charged with overseeing the sale of contact lenses. The Company reviews such notices with legal counsel to determine the appropriate response on a case-by-case basis.

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

Most of ClearLab’s products have 510(k) clearance, and any new products under development to be marketed in the United States will undergo clinical studies to support a 510(k) or PMA. The Company can offer no assurance that any new products under development by ClearLab will receive 510(k), PMA, or any other necessary regulatory clearance or approval. However, the Company has made a strategic decision to refrain from importing products manufactured by ClearLab into the United States for resale. Moreover, as stated previously, the Company has committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options.

ClearLab’s products are subject to regulation in the countries in which its products are sold. The laws and regulations of such countries range from comprehensive medical device approval procedures to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the EU are subject to the EU’s medical devices directive (“Directive”).

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

Additional approvals from foreign regulatory authorities may be required for international sale of the Company’s products in non-EU countries. Failure to comply with applicable regulatory requirements can result in the loss of previously received approvals and other sanctions and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company can offer no assurance that it will be able to obtain necessary approvals from foreign regulatory authorities.

Intellectual Property

U.S. Retail Operations

The Company conducts its direct marketing business under various trade names and service marks, including “1-800 CONTACTS.” The Company has taken steps to register and protect these marks and believes that such marks have significant value and are an important factor in the marketing of its products. To this end, the Company has secured trademark registration for the “1-800 CONTACTS” name. The Company has obtained the rights to various telephone numbers, including but not limited to the 1-800 CONTACTS telephone number. However, under applicable Federal Communications Commission (“FCC”) rules and regulations, the Company does not have and cannot acquire any property rights to the telephone numbers. The Company does not expect to lose the right to use the telephone numbers; however, there can be no assurance in this regard. The loss of the right to use the 1-800 CONTACTS number or other specific telephone numbers would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company has obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, the Company does not have and cannot acquire any property rights in these telephone numbers.

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

Employees

As of December 30, 2006, the Company had 1,101 full-time and part-time employees, including 663 in the United States, 313 in Singapore and 125 in the United Kingdom. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

Recently, the Company has undergone an extensive review of ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the  UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

Item 1A.     Risk Factors

Please consider carefully the following risk factors and all other information contained in this report. The risks and uncertainties described below are risks that we currently believe to be material, but they are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. Any of the following risks could harm our business, operating results and financial condition. This report contains forward-looking statements that involve known and unknown risks and uncertainties. These statements relate to our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed below and elsewhere in this report.

Risks Relating to Our Business

ClearLab continues to incur substantial losses and requires ongoing cash investment from the U.S. Retail business.

In 2002, we initiated a series of transactions in which we acquired the various entities and assets which now constitute ClearLab, our international contact lens development, manufacturing and distribution business. ClearLab incurred substantial operating losses in fiscal 2002, and has incurred substantial operating losses in each subsequent fiscal year  Moreover, because of the ongoing ClearLab operating losses, we have been required to make substantial cash transfers from the U.S. Retail business to ClearLab. We have announced that we will close ClearLab’s United Kingdom manufacturing operations and consolidate ClearLab manufacturing operations in Singapore. We can provide no assurance that  ClearLab will be able to operate profitably and that we will be able to reduce or eliminate ClearLab cash requirements.  Our inability to reduce or eliminate our ongoing cash investment in ClearLab could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to separate ClearLab from the U.S. Retail business on favorable terms.

On July 26, 2006, we announced that we had engaged an investment bank to assist in performing a strategic review of our ClearLab operations. The Based on this review, we are now committed to a separation of ClearLab from our U.S. Retail business and are currently assessing various strategic options. We can provide no assurance that the separation of ClearLab can be accomplished on favorable terms or that such separation will allow us to recover our cumulative investment in ClearLab.

We may continue to incur significant additional expense to support ClearLab.

Based on our strategic review of ClearLab, we are now committed to a separation of ClearLab from our U.S Retail business. However, we may be unable to effect a separation of ClearLab upon favorable terms. Moreover, in order to fully commercialize ClearLab’s products, particularly the AquaSoft Singles product, we anticipate that ClearLab will require significant additional funding over the foreseeable future. We can provide no assurance that  ClearLab will be able to operate profitably, that we will be able to reduce or eliminate ClearLab cash requirements, or that the separation of ClearLab from our U.S. retail business can be accomplished on favorable terms.

Our business is  dependent upon suppliers of contact lenses.

We obtain the majority of our inventory from four contact lens manufacturers. At various times throughout our history, certain of these manufacturers have refused to sell lenses to us, and have sought to prohibit their distributors from doing so as well. Consequently, we have, at times, purchased significant portions of our inventory from unauthorized distributors.

We recently entered into long-term supply agreements with three of the four manufacturers referenced above, and have historically been able to purchase products in adequate quantities from the fourth manufacturer. Consequently, we presently believe that our collective relationships with these four manufacturers are more favorable than they have been in recent years. Nevertheless, we remain dependent upon a limited number of suppliers for our products. Although we do not anticipate difficulty in obtaining adequate inventory at competitive prices, we can offer no assurance that such difficulties will not arise. For example, on January 31, 2007, we announced that the manufacturer of one of our top selling lenses, representing approximately 4% of our sales in the second half of fiscal 2006, was experiencing manufacturing difficulties, and anticipated significant supply constraints and backorders into the second quarter. The extent to which this particular supply disruption will affect us remains uncertain. Our inability to obtain sufficient quantities of contact lenses at competitive prices would have a material adverse effect on our business, financial condition and results of operations.

We have no control over the manufacturing and quality of the contact lenses we sell in the United States.

We do not manufacture any of the lenses that we currently sell in the United States. Consequently, we have no control over manufacturing practices at the suppliers from whom we procure the products we sell. We put forth considerable efforts to ensure that the products we sell are safe and comply with all applicable regulations. In spite of these efforts, there is a risk that we could inadvertently resell contact lenses which fail to comply with applicable regulations or have other quality defects. If this were to occur, we could be forced to conduct a product recall, defend regulatory or civil claims, or take other actions, any of which could have a material adverse effect upon our business.

We will continue to experience order cancellations due to the prescription verification requirements of the FCLCA.

The FCLCA established a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses. The FCLCA requires that contact lenses be sold only to consumers based on a valid prescription. Satisfying this prescription requirement obligates the seller either to obtain a copy of the prescription itself or to verify the prescription by direct communication with the customer’s prescriber. Although the FCLCA eliminated much of the previous legal risk and uncertainty associated with numerous differing and often ambiguous or archaic state laws and regulations that had previously governed the sale of contact lenses, our adherence to the FCLCA’s requirements nationwide results in us canceling a portion of our customers’ orders due to their prescriptions being expired or otherwise invalid. As a result of our prescription verification procedures, we have cancelled a significant number of orders in fiscal years 2004, 2005 and 2006. We expect to cancel additional orders in 2007 because of our prescription verification procedures. Such cancellations may negatively impact our operating results for fiscal year 2007.

We may continue to incur significant legal and professional fees.

We spent $5.6 million, $4.7 million and $5.3 million on legal and professional fees in fiscal 2004, 2005 and 2006, respectively. As a percentage of net sales, our legal and professional fees have decreased over the last few years, representing 2.6%, 2.0% and 2.1% of net sales in fiscal 2004, 2005 and 2006, respectively. During these years, we incurred significant legal and professional fees related to legal initiatives and increased efforts, including considerable lobbying activities, to overcome the anticompetitive barriers in the industry on our behalf and on behalf of consumers. We recently entered into several long-term supply agreements with contact lens manufacturers. Consequently, we believe that our ability to obtain adequate product supplies is somewhat more stable than in recent years and hope to decrease fiscal 2007 legal and professional fees from fiscal 2006 levels. Nevertheless, we compete in a competitive, highly regulated industry, and may be required to incur substantial legal and/or professional fees at any time.

We are subject to numerous regulatory risks.

Contact lenses are regulated as medical devices by the FDA. Under the FDC Act, medical devices must meet a number of regulatory requirements, including the requirement that they be cleared or approved by the FDA, be manufactured in accordance with good manufacturing practice regulations, be labeled in compliance with federal law, and be listed with the FDA. We attempt to ensure that the lenses we buy comply with federal laws. However, if we are not the manufacturer, we cannot ensure that the lenses we sell comply with the FDC Act. The distribution of medical devices that do not comply with the FDC Act is unlawful and subjects the distributor and the devices themselves to FDA regulatory action. The possible sanctions include warning letters from the FDA, injunction, civil penalties and criminal prosecution, as well as seizure and/or destruction of the contact lenses.

It is possible that the FDA could consider certain of the contact lenses we sell to be misbranded or adulterated.

Contact lenses are regulated by the FDA as “medical devices.” The FDA classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. These regulations generally apply only to the manufacturing of contact lenses and, therefore, do not directly impact our direct marketing operations. Federal regulations also require the labels on “medical devices” to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall within this exception must contain as part of their labeling the statement “Caution: Federal law restricts this device to sale by or on the order of (physician or other licensed practitioner),” the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. The FDA considers contact lenses to qualify for this labeling exemption; however, a device bearing this legend that is dispensed without a prescription may be considered misbranded by the FDA. Potential penalties for misbranding include warning letters from the FDA, seizure, injunction, civil penalties or prosecution. Such penalties, if incurred, could have a material adverse effect upon our business. To date, the FDA has not taken any such action against us.

A portion of our sales may be found to violate applicable state laws and regulations concerning the delivery and sale of contact lenses.

Although the FCLCA overrides state laws or regulations that purport to impose stricter prescription verification procedures on direct marketers or that otherwise conflict with the general purposes and objectives of the FCLCA, the sale and delivery of contact lenses to consumers may also be subject to limited regulation by the state where the customer is located. For example, a substantial number of states require that contact lenses be sold only by persons licensed or registered to do so under that state’s laws. Also, the FCLCA allows states to set the prescription length, provided that it is not less than one year. Such state laws or regulations may or may not run afoul of the FCLCA or other federal or constitutional requirements depending on their particular provisions. Neither our company nor any of our employees is a licensed eye care professional in many of the states in which we do business. Any action brought against us based on our failure to comply with applicable state laws and regulations could result in significant fines to us, our company being prohibited from making sales in a particular state or being required to comply with such laws, or could constitute a misdemeanor. Such required compliance could result in (i) increased costs to us, (ii) the inability to sell to customers at all in a particular state if we cannot comply with such state’s laws and (iii) misdemeanor penalties and civil fines. The occurrence of any of the above results could have a material adverse effect on our ability to sell contact lenses and to continue to operate profitably.

Our manufacturing facilities and products are subject to stringent regulation by various foreign jurisdictions in which our products are manufactured and/or sold.

ClearLab’s products are subject to regulation in the countries in which its products are sold. The laws and regulations of such countries range from comprehensive medical device approval procedures comparable to those in the United States to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the European Union are subject to the Directive. Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for CE marking. Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use. Member countries can impose additional requirements as long as they do not violate the Directive or constitute technical barriers to trade. Additional approvals from foreign regulatory authorities may be required for international sale of our products in non-European Union countries. Failure to comply with applicable regulatory requirements could result in the loss of previously received approvals and other sanctions and could have a material adverse effect on our business, financial condition and results of operations.

Consumer acceptance of our manufactured products may not meet our expectations.

ClearLab is our principal marketing organization for our wholesale manufacturing and distribution business, focusing on the marketing of its own contact lens products to major retailers and distributors outside the United States, as well as providing some contract manufacturing capacity for other contact lens manufacturers. We intend to continue to increase our product offerings to the international markets. However, consumer acceptance of our manufactured products may not meet our expectations, and we cannot assure that we will be able to increase our product offerings in the international markets.

We may not be able to establish a sufficient network of eye care practitioners to provide contact lens eye exams to our customers who have expired contact lens prescriptions.

We are continually taking steps to minimize canceled orders, including the continued development of a doctor referral network. We are currently expanding our national doctor referral network with select optical retail chains and independent practitioners and currently have nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, we can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves our ability to capture new customers and retain our current customers. If we are not successful in expanding our national doctor referral network, our financial results could be negatively impacted by our inability to recapture orders canceled due to expired contact lens prescriptions.

Our quarterly results are likely to vary based upon the level of sales and marketing activity in any particular quarter.

We currently expense all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons are affected by the timing of television, radio and Internet advertisements and by the mailing of our printed advertisements within and between quarters. The volume of mailings and other advertising may vary in different quarters and from year to year depending on our assessment of prevailing market opportunities. Our operating results for any particular quarter may not be indicative of future operating results. For example, we typically decrease advertising expenditures in the fourth quarter due to the increased cost to advertise during this period. As a result, we have, in the past, and in the future expect to, generate lower revenues in the fourth quarter than in the preceding third quarter. Investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The retail sale of contact lenses is highly competitive and certain of our competitors are large, national optical chains that have greater resources than we do.

The U.S. contact lens retail industry is highly competitive and fragmented. Traditionally, contact lenses were sold to customers almost exclusively by eye care practitioners in conjunction with eye examinations. Competition for patients and related contact lens sales significantly increased as optical chains and large discount retailers began providing optical services and has further intensified with the entry of direct marketers such as the Company. We believe that the eye care profession suffers from a surplus of eye care practitioners and that the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains, mass merchandisers and direct marketers. Consequently, the competition among eye care practitioners to acquire customers and the competition to provide replacement lenses to such customers has intensified. To a lesser extent, we also compete with manufacturers of eyeglasses and providers of other vision correction, including refractive surgical procedures.

Our principal competitors include ophthalmologists and optometrists in private practice. We also compete with national optical chains, such as Pearle Vision, LensCrafters and National Vision Association, and mass merchandisers, such as Wal-Mart, Sam’s Club and Costco. In addition, we compete with other direct marketers of contact lenses, including on-line direct marketers. We may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than we do. In some cases, our competitors may have access to better pricing, cooperative marketing, or supply terms than we do. In addition, some of our competitors are significantly larger in overall revenues and have significantly greater resources than we do. Our inability to effectively compete within the industry would have a material adverse effect on our business, financial condition and results of operations.

The demand for contact lenses could be substantially reduced if alternative technologies to permanently correct vision gain in popularity.

We also encounter competition from alternative technologies, such as surgical refractive procedures, including new refractive laser procedures such as PRK (photo refractive keratectomy) and LASIK (laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. This, in turn, could cause a substantial decline in the number of contact lens wearers, which could have a material adverse effect on our business.

Increases in the cost of shipping, postage or credit card processing could harm our business.

We ship our products to customers by United States mail and other overnight delivery and surface services. We generally invoice the costs of delivery and parcel shipments directly to customers as separate shipping and handling charges. In addition, we use direct mailings to advertise our products and receive a majority of payments from customers using credit cards. Any increases in shipping, postal or credit card processing rates could harm our operating results as we may not be able to effectively pass such increases on to our customers. Similarly, strikes or other service interruptions by these shippers could limit our ability to market or deliver our products on a timely basis.

Our business could be harmed if we are required to collect state sales tax on the sale of all products.

At present, the only states in which we remit sales or other similar taxes in connection with the sale of our products to consumers are the states of Utah and Washington. From time to time, various other states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such like ours. A successful assertion by one or more states that we should have collected or should be collecting sales taxes on the sale of our products could result in additional costs and administrative expenses to us and corresponding price increases to our customers, which could have a material adverse effect upon our business and operating results.

We face an inherent risk of exposure to product liability claims in the event that the products we manufacture or sell allegedly cause personal injury.

We face an inherent risk of exposure to product liability claims in the event that the products we manufacture and/or sell allegedly cause personal injury. Although we have not experienced any significant losses due to product liability claims, we may experience such losses in the future. We maintain insurance against product liability claims, but cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on acceptable terms. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity, could have a material adverse effect upon our business.

We conduct our retail operations through a single distribution facility.

Substantially all of our U.S. Retail inventory is stored and shipped from our distribution center in Salt Lake City, Utah. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not be able to accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. In addition, events beyond our control, such as disruptions in operations due to labor disagreements, shipping problems, fires, or natural disasters, could have a material adverse effect upon our business and operations.

We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.

We have significant operations in Singapore and in the United Kingdom, although we are in the process of winding down the majority of our U.K. operations. The following risks, among others, are inherent in international operations, including the following: we may have difficulty enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers may have longer payment cycles than customers in the United States; tax rates in certain foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries; we may find it difficult to manage a large organization spread throughout various countries; we may find it difficult to interpret foreign and domestic tax laws and anticipate foreign tax liabilities; and we may find it difficult to comply with other foreign laws and regulations. In addition, we face uncertainties as we wind down our U.K. operations, transfer assets to Singapore, reduce our U.K. workforce, and attempt to dispose of leases and surplus equipment. As we continue to operate our business globally, success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of the foregoing risks could significantly impact our international operations and, as a result, our revenues and profitability.

Currency exchange rate fluctuations could have an adverse effect on our financial results.

We face foreign currency risks primarily as a result of our acquired Singapore and United Kingdom operations and the intercompany balances between our U.S. and international operations. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar and the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign currency risk. Significant currency exchange rate fluctuations could have a material adverse effect upon our financial condition.

We may be required to reduce the carrying value of our goodwill, long-lived and definite-lived assets if events and circumstances indicate the remaining balance of these assets may not be recoverable.

We have a significant amount of goodwill, other intangible assets and property, plant and equipment recorded on our balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” and  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provide that goodwill and these long-lived and definite-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

In assessing the recoverability goodwill, other intangible assets and property, plant and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair market value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. If required, these charges would be included in operating income. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of these assets, which could have a material adverse effect on its operating results in the period in which the write-off occurs.

Our intellectual property rights may be challenged, and we do not have any property rights in the 1-800 CONTACTS telephone number or the Internet addresses.

We conduct our direct marketing business under various trade names and service marks, including “1-800 CONTACTS.” We have taken steps to register and protect these marks and believe that such marks have significant value and are an important factor in the marketing of our products. We have secured trademark registration for the “1-800 CONTACTS” name. We have obtained the rights to various telephone numbers, including but not limited to the 1-800 CONTACTS telephone number. However, under applicable FCC rules and regulations, we do not have and cannot acquire any property rights to the telephone numbers we use and cannot assure that we will have such rights indefinitely. The loss of the right to use the 1-800 CONTACTS number or other specific telephone numbers would have a material adverse effect on our business, financial condition, and results of operations. In addition, we have obtained the rights to international equivalents for the 1-800 CONTACTS phone number; however, like the 1-800 CONTACTS number, we do not have and cannot acquire any property rights in these telephone numbers.

We have also obtained the rights to various Internet addresses, including but not limited to www.1800contacts.com, www.contacts.com, www.contactlenses.com, www.evision.com and

www.1800eyedoctor.com. As with phone numbers, we do not have and cannot acquire any property rights in Internet addresses. We do not expect to lose the ability to use the Internet addresses; however, we can offer no assurance in this regard and such loss would have a material adverse effect on our business, financial position, and results of operations.

We may not be able to complete our milestones and obligations in a timely manner under our Japanese license agreement and may not receive the amount of license fees and royalties that we presently anticipate under that agreement.

Under the terms of the license agreement with Menicon, we license different types of intellectual property to Menicon, including contact lens material, manufacturing technology and related knowledge. Under the terms of this agreement, Menicon is obligated to pay nonrefundable license fees of $18 million, of which $12 million has been paid to us, and $1 million is expected to be paid in December 2007. The remaining $5 million is subject to the completion of milestones under the agreement, including obligations on our part, milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market. In the event that we are not able to complete our milestones and obligations in a timely manner, or in the event Menicon is not able to achieve regulatory approval, we may not receive a portion of the amount of license fees and royalties that we presently anticipate under the agreement. If Menicon has not received regulatory approval on or before December 31, 2009, it may return all intellectual property covered by the agreement and in-process regulatory approvals to us, and we may terminate the exclusive agreement.

Risks Relating to the Internet

We are dependent on our telephone, Internet and management information systems for the sale and distribution of contact lenses.

Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis and our ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through our telephone and proprietary management information systems. We conduct all of our telephone and Internet operations from a single location. A significant disruption in its telephone, Internet or management information systems could harm our relations with our customers and the ability to manage our operations. From time to time, we have experienced temporary interruptions in our telephone service as a result of the technical problems experienced by our long-distance carrier. Similar interruptions may occur in the future and such interruptions may harm our business. Furthermore, extended or repeated reliance on our back-up computer systems may harm our business. We can offer no assurance that our back-up systems will be sufficient to prevent an interruption in our operations in the event of disruption in our management information systems, and an extended disruption in the management information systems could adversely affect our business, financial condition and results of operations.

Our success is dependent, in part, on continued use of the Internet.

The Internet is rapidly evolving. A decrease in the growth of Internet usage would harm our business. The following factors, among others, may inhibit growth in Internet usage, limit visits to our Internet addresses or limit orders placed through our website: inadequate Internet infrastructure; security and privacy concerns; inconsistent quality of service; and unavailability of low cost, high speed service. Our success is dependent, in part, upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of users increases or the bandwidth requirements of users increase. The Internet has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays occur frequently in the future, Internet usage, including usage of our website, could grow slowly or decline.

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in our website. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. Any penetration of our network security or other misappropriation of our users’ personal information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, fraud,  or misuse of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect customer transaction data. We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Our insurance policies’ limits may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches. Any breach resulting in misappropriation of confidential information would have a material adverse effect on our business, financial condition and results of operations.

Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact our business operations.

Online commerce is new and rapidly changing, and federal and state regulation relating to the Internet and online commerce is evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. Recently, the U.S. Congress enacted Internet laws regarding online children’s privacy, copyrights and taxation. Due to the increasing popularity of the Internet, it is possible that additional laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. The adoption or modification of laws or regulations applicable to the Internet could harm our business operations.

In addition, several telecommunications carriers have requested that the FCC regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could harm our business operations.

Changing technology could adversely affect the operation of our website.

The Internet, online commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer preferences. Our future success will depend on our ability to adapt to rapidly changing technologies and address its customers’ changing preferences. However, we may experience difficulties that delay or prevent us from being able to do so.

Risks Related to Our Common Stock

The price of our Common Stock has been volatile and could continue to fluctuate in the future.

The market price for our Common Stock has been volatile and could fluctuate substantially based on a number of factors, including quarter-to-quarter variations in our Company’s results of operations, news announcements, changes in general market conditions for contact lenses, regulatory actions, adverse publicity regarding us or the industry in general, changes in financial estimates by securities analysts and other factors. In addition, broad market fluctuations and general economic and political conditions may harm the market price of our Common Stock, regardless of our actual performance. Investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. In the future, our results of operations may be below the expectations of public market analysts. In the past this has caused, and in the future could cause, the trading price of our common stock to fluctuate significantly.

The trading activity in our common stock is relatively limited due to the limited size of our public float.

Our common stock is traded on The NASDAQ Stock Market LLC under the symbol “CTAC.” The development and maintenance of an active public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond our control or the control of any market maker. While we are a publicly traded company, the volume of trading activity in our stock is relatively limited due to the limited size of our public float. Even if a more active market for our Common Stock develops, there can be no assurance that such a market will continue.

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

International  Manufacturing Operations

The Company’s manufacturing facilities are located in Singapore and the United Kingdom. All of the Singapore manufacturing and research and development activities are conducted in approximately 137,000 square feet of space at this location. The Company leases a portion of the building to other tenants. The Company has a leasehold interest in the building with approximately 13 years remaining. All of the United Kingdom manufacturing and research and development activities are conducted in two buildings totaling approximately 20,000 and 50,000 square feet of leased space. The operating leases relating to these two United Kingdom facilities expire in 2007 and 2010, respectively. The Company is in the process of closing its ClearLab manufacturing operations in the United Kingdom  to consolidate ClearLab operations in Singapore.  The Company expects to complete the  UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

Item 3.        Legal Proceedings.

The Company is involved in legal proceedings generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not have a material impact on the Company’s financial position, liquidity, or results of operations. However, the Company can offer no assurance that it will be successful in its efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity, or results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders in the fourth quarter of fiscal 2006.

Executive Officers of the Registrant.

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Name	Age	Position
Jonathan C. Coon	37	Chief Executive Officer and Director
Brian W. Bethers	46	President
John F. Nichols	46	Vice President, Trade Relations and Director
Kevin K. McCallum	45	Chief Marketing Officer
Robert G. Hunter	40	Chief Financial Officer
R. Joe Zeidner	41	Chief Legal Officer and Secretary
John R. Murray	44	Chief Information Officer
Max Neves	60	Vice President, Human Resources

Jonathan C. Coon is a co-founder of the Company and has served as Chief Executive Officer and Director of the Company since its founding in 1995. Mr. Coon received his Bachelor’s degree from Brigham Young University in 1994. Mr. Coon has over ten years of experience in the contact lens distribution industry.

Brian W. Bethers is President of the Company. He joined the Company in 2003 and served as President and Chief Financial Officer until April 2006. He joined the Company from TAC Worldwide, a privately held technology staffing company in Dedham, Massachusetts where he served as Chief Financial Officer. Prior to TAC Worldwide, Mr. Bethers was Chief Financial Officer of SupplierMarket.com, where he led the company’s financial expansion and SEC registration for an initial public offering prior to the company’s sale to Ariba Corporation in 2000. Prior to this, Mr. Bethers was Chief Financial Officer of Host Marriott Services, where he led the company’s listing on the New York Stock Exchange in 1995 and sale in 1999. Mr. Bethers previously spent ten years at Marriott Corporation in various finance and development positions. He received both a Bachelor’s degree and MBA from Brigham Young University.

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

Kevin K. McCallum was recently promoted to Chief Marketing Officer and prior to the promotion served as Senior Vice President, Marketing and Operations of the Company beginning in 2003. Prior to this, Mr. McCallum served as Vice President, Marketing of the Company beginning in March 2000. Prior to joining the Company, Mr. McCallum, a 9-year veteran of Procter & Gamble from 1991 to 2000, served as a Director of Marketing for several of Procter & Gamble’s global laundry and cleaning brands. Prior to this, Mr. McCallum served as a line officer in the U.S. Navy from 1984 to 1989. Mr. McCallum received a Bachelor’s degree from the United States Naval Academy and an MBA from the Georgia Institute of Technology.

Robert G. Hunter has served as Chief Financial Officer of the Company since April 2006 and Vice President, Finance of the Company since 2000. Prior to the arrival of Mr. Bethers in 2003, Mr. Hunter served as Interim Chief Financial Officer for six months. Prior to becoming Vice President, Finance, Mr. Hunter served as the Corporate Controller beginning in November 1997. Before joining the Company, Mr. Hunter served as an auditor with Hawkins, Cloward & Simister LC from November 1993 to 1997 and with Arthur Andersen LLP from April 1992 to November 1993. Mr. Hunter is a Certified Public Accountant. Mr. Hunter graduated summa cum laude with a Bachelor’s degree from Brigham Young University, where he also earned a Masters of Accountancy Degree.

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

Max Neves has served as Vice President of Human Resources of the Company since February 2005. Before joining the Company, Mr. Neves served as Vice President of Human Resources and General Services for Philips Medical Systems-Ultrasound in Seattle, Washington. Prior thereto, he served as Director of Materials and then Director of HR for OEC Medical Systems in Salt Lake City, Utah. Mr. Neves graduated with a B.S. degree from Weber State University and a Masters of Administration from Brigham Young University. Mr. Neves serves on the National Advisory Council at Weber State University where he was an Adjunct Professor in the Business Administration Department for eleven years. Mr. Neves has over thirty years experience in the medical industry.

There are no family relationships between any executive officer or director of the Company.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded on the NASDAQ Stock Market LLC  (“Nasdaq”) under the symbol “CTAC.” The Common Stock commenced trading on February 10, 1998.

The following table sets forth the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq for the periods presented:

	High	Low
Fiscal Year ended December 31, 2005:
First Quarter	$24.38	$19.69
Second Quarter	20.93	18.62
Third Quarter	20.50	17.18
Fourth Quarter	18.61	10.59
Fiscal Year ended December 30, 2006:
First Quarter	$14.01	$11.48
Second Quarter	15.00	12.62
Third Quarter	15.60	13.23
Fourth Quarter	16.38	13.70

Holders

As of March 6, 2007, there were approximately 186 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock.

Dividends

The Company anticipates that all of its future earnings will be retained to finance the expansion of its business. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s results of operations, financial condition, capital requirements, contractual restrictions and applicable law. In addition, the Company’s modified loan agreement only allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 30, 2006:

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	1,687,334	$20.96	160,986

(1)   Consists of stock options, time-vesting restricted stock, and performance-vesting restricted stock.

(2)   Price shown is for stock options only and does not include restricted stock.

Stock Performance Graph

Pursuant to the Instructions to Item 201(e) of Regulation S-K, the following information shall not be deemed to be “filed” with the Commission, shall not be subject to Regulation 14A or 14C, and shall not be subject to the liabilities of section 18 of the Exchange Act.

The following graph compares the Company’s cumulative total stockholder return since December 29, 2001 with the cumulative total returns of the Russell 2000 index, and a customized peer group index composed of other optical retail companies and a non-optical retail company with similar business models (Peer Group).  The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100.00 on December 29, 2001.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among 1-800 CONTACTS, INC., The Russell 2000 Index
And a Peer Group

*       $100 invested on 12/29/01 in stock or index-including reinvestment of dividends.

	12/29/01	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06
1-800 CONTACTS, INC.	100.00	215.48	166.67	174.60	92.86	129.44
Russell 2000	100.00	78.89	116.70	137.12	143.36	169.69
Peer Group(1)	100.00	58.13	121.26	83.16	74.04	77.61

(1)   This peer group is comprised of the following companies: 1-800-Flowers.com Inc, Coastal Contacts Inc., Drugstore.com Inc. and Emerging Vision Inc. The total return for each member of this peer group has been weighted according to each member’s stock market capitalization.

Item 6.        Selected Financial Data.

The financial data presented below is as of and for the years ended December 28, 2002 (“fiscal 2002”), January 3, 2004 (“fiscal 2003”), January 1, 2005 (“fiscal 2004”), December 31, 2005 (“fiscal 2005”) and December 30, 2006 (“fiscal 2006”), and has been derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$ 168,580	$ 187,303	$ 211,678	$ 237,950	$ 248,676
Cost of goods sold	118,181	116,873	129,742	149,266	157,234
Gross profit	50,399	70,430	81,936	88,684	91,442
Advertising	12,642	20,191	27,161	24,979	13,645
Legal and professional	4,738	6,352	5,596	4,741	5,297
Research and development	247	4,625	2,977	3,169	6,057
Purchased in-process research and development	7,789	—	83	—	—
Restructuring charges	—	—	—	—	1,040
Impairment of goodwill and long-lived assets	—	—	—	287	18,540
Other selling, general and administrative	23,870	37,615	42,718	49,774	61,074
Total selling, general and administrative expenses	49,286	68,783	78,535	82,950	105,653
Income (loss) from operations	1,113	1,647	3,401	5,734	(14,211)
Other income (expense), net	(1,186)	(1,167)	(719)	(3,111)	1,708
Income (loss) before provision for income taxes	(73)	480	2,682	2,623	(12,503)
Provision for income taxes	(3,931)	(1,918)	(3,298)	(5,228)	(9,956)
Net loss	$ (4,004)	$ (1,438)	$ (616)	$ (2,605)	$ (22,459)
Basic and diluted net loss per common share	$ (0.35)	$ (0.11)	$ (0.05)	$ (0.20)	$ (1.68)
Balance Sheet Data (at the end of year):
Working capital	$ 19,997	$ 12,266	$ 9,957	$ 7,727	$ 9,572
Total assets	62,004	86,931	108,985	114,945	100,525
Total debt (including current portion)	26,610	18,319	24,351	31,960	37,099
Stockholders’ equity	17,597	55,207	58,504	57,217	37,678

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a direct marketer of replacement contact lenses and also conducts contact lens manufacturing, development and distribution operations in Singapore and the United Kingdom. The Company was formed in February 1995 and is the successor to the mail order business founded by the Company’s Vice President of Trade Relations in March 1991. The Company’s net sales have grown from $3.6 million in fiscal 1996 to $248.7 million in fiscal 2006.

Recent Transactions and Agreements

International Manufacturing Operations (ClearLab).   On February 24, 2004, the Company acquired VisionTec, a developer and manufacturer of daily contact lenses based in the United Kingdom. VisionTec was subsequently renamed ClearLab UK Ltd. (“ClearLab UK”). The Company began shipping its daily disposable contact lenses in the first quarter of fiscal 2004.

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

ClearLab, the Company’s international contact lens development, manufacturing and distribution business, includes the operations of ClearLab International, based in Singapore, and ClearLab UK. ClearLab focuses on the marketing and selling of contact lens products to major retailers and distributors, as well as providing contract manufacturing capacity for other contact lens manufacturers. ClearLab manufactures a wide range of frequent replacement and daily lenses and is focused on developing new lens materials and designs.

On July 26, 2006 ClearLab introduced its AquaSoft Singles product. The Company engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options. The Company has also undergone an extensive review of  ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

The Company expects that it will incur the following costs in conjunction with the actions described above:

Description of Costs	Estimated Amount
(in thousands)
Severance/retention costs(a)	$ 1,270
Termination of lease commitments(b)	1,000 - 2,500
Asset impairment(c)	3,605
Costs to relocate equipment to Singapore(b)	300 - 400
Other expenses(b)	785
Total estimated costs	$ 6,960 - $8,560

(a)           Approximately $1,040 of these charges were included in the fiscal 2006 financial results of the Company.

(b)          The Company expects to incur these charges during fiscal 2007.

(c)           These charges were included in the fiscal 2006 financial results of the Company.

As of December 30, 2006, the Company has incurred no cash expenditures relating to the above estimated costs and anticipates future cash expenditures of approximately $3.4 million to $5.0 million related to these costs during fiscal 2007.

The Company performed an impairment analysis of the long-lived assets as of December 30, 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of completing these analyses, the

Company concluded that a material charge for impairment to the goodwill related to the acquisition of Clearlab International in 2002 was required and accordingly, recorded an impairment charge of $14.9 million. Additionally, the Company concluded that material charges for impairment to certain assets were required as a result of the closure of the Company’s United Kingdom manufacturing operations and consolidation of such operations in Singapore. The total charge related to these impaired assets is approximately $3.6 million. These impaired assets include manufacturing equipment that will not be relocated to Singapore, leasehold improvements and other office and computer equipment. Both of these impairment charges were recorded in the financial results for fiscal 2006.

Japanese License and Royalty Agreement.   In December 2004, the Company signed an agreement which grants Menicon Co., LTD (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan. Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. As of fiscal 2006, the Company has received a total of $12 million under the agreement, including $3 million in milestone payments; the Company will expects to receive an additional $1 million in guaranteed payments under this agreement in 2007.

The Company had been recognizing the guaranteed portion of the license fees, and any milestone payments from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June 2007. During the third quarter of fiscal 2006, due to delays in its initial estimated timeline in completing its obligations under the agreement, the Company determined that the estimated period for meeting its obligations should be through December 2007 rather than June 2007 and has accounted for the change in estimate prospectively and will recognize the remaining unrecognized revenue through December 2007. No license fee revenue was recognized in fiscal 2004, approximately $4.0 million in license revenue was recognized in fiscal 2005 and approximately $5.1 million was recognized in fiscal 2006.

Optical Retail Store Agreement.   During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement was to partner with an optical retailer to create a seamless experience for consumers that included exams as well as in-store, phone and online service.

Under the agreement, the Company fulfilled substantially all orders taken at the retail optical chain for contact lenses and both parties shared in the operating results of the combined contact lens business based on a certain allocation percentage. However, during the term of the agreement, the Company guaranteed that the retail chain would receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply. Under the arrangement, the Company recorded gross revenues for all orders fulfilled and recorded selling, general and administrative expense for the retail chain’s share of the net operating results.

Although this agreement expired in January 2006, both parties continued to operate their contact lens businesses under the arrangement described above through October 2006, at which time the Company decided not to renew this agreement.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select independent practitioners and optical retail chains and currently has nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

Supplier Agreements.   On January 31, 2007 the Company announced that it had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers. The Company has purchased directly from the fourth largest manufacturer/supplier without a written agreement since 2001 and based on its longstanding relationship and recent discussions with this supplier, the Company does not expect this direct relationship to change. During the latter part of fiscal 2004, the Company decided to suspend sales of a specific brand of lens, as the Company was unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell the Company this lens. With the signing of the long-term supply agreements, the Company recently began to sell this lens again in 2007, as well as other lenses previously not available to the Company.

The Company also has agreements with certain suppliers for improved pricing and marketing support. This support has come and will continue to come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

Regulatory Considerations   The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act. For more information, see “Government Regulation” under Item 1 of Part I of this Form 10-K.

Results of Operations

The Company’s fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31 of each year. Fiscal 2004 ended January 1, 2005; fiscal 2005 ended December 31, 2005; and fiscal 2006 ended December 30, 2006. Fiscal 2004, 2005 and 2006 were all 52-week fiscal years.

The Company has two operating segments referred to below. The Company’s domestic segment is represented by operations within the U.S. and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the U.K. and is referred to as “ClearLab” by the Company.

The following table presents the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2004	2005	2006
NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD	61.3	62.7	63.2
GROSS PROFIT	38.7	37.3	36.8
SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	12.8	10.5	5.5
Legal and professional	2.6	2.0	2.1
Research and development	1.4	1.3	2.4
Restructuring charges	—	—	0.4
Impairment of goodwill and long-lived assets	—	0.1	7.5
Other selling, general and administrative expenses	20.3	21.0	24.6
Total selling, general & administrative expenses	37.1	34.9	42.5
INCOME (LOSS) FROM OPERATIONS	1.6	2.4	(5.7)
OTHER INCOME (EXPENSE), NET	(0.3)	(1.3)	0.7
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1.3	1.1	(5.0)
PROVISION FOR INCOME TAXES	(1.6)	(2.2)	(4.0)
NET LOSS	(0.3)%	(1.1)%	(9.0)%

Fiscal Year 2006  Compared to Fiscal Year 2005

Net sales.   Net sales for fiscal 2006 increased 4.5% to $248.7 million from $238.0 million for fiscal 2005. Net sales for the Company’s U.S. Retail operations, for fiscal 2006 and 2005 were $227.9 million and $219.6 million, respectively, an increase of 3.8%. U.S. Retail net sales increased primarily from an increase in sales on the Internet, due mainly to upgrades the Company made to its website during fiscal 2005 and from targeted online marketing programs. The Company is also receiving benefit from its record level of brand awareness.

During fiscal 2006, the Company spent approximately $13.6 million on advertising compared to the $25.0 million spent during fiscal 2005. The Company’s reduction in advertising spending during fiscal 2006 from fiscal 2005 is consistent with the Company’s strategy to spend less on advertising in fiscal 2006 as the Company focused on addressing the threat of ‘doctors only’ lenses. Additionally, U.S. Retail net sales growth during fiscal 2006 continued to be constrained by lost sales related to certain ‘doctors only’ contact lenses that the Company could not obtain in order to fill orders for customers who wish to purchase the product from the Company. The Company decided during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company was unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell the Company this lens. Sales of this product represented approximately 2.5% of the Company’s U.S. retail net sales prior to the supply constraints.

Subsequent to fiscal 2006 year end, the Company signed long-term supply agreements with the three largest contact lens suppliers. As such, the Company no longer faces supply constraints related to the above mentioned lens and began selling this lens, as well as other lenses previously not available to the Company, in the first quarter of fiscal 2007.

In January of fiscal 2007, one of the Company’s largest suppliers announced manufacturing difficulties with one of the Company’s top selling lenses, representing approximately 4% of the Company’s U.S. retail net sales in the second half of fiscal 2006. The supplier continues to experience difficulties providing these and other lenses and cannot guarantee when these production issues will be resolved.

ClearLab net sales for fiscal 2006 and 2005 were $20.8 million and $19.6 million, respectively. ClearLab’s results for fiscal 2006 included $5.1 million in license fees from the Company’s Japanese license agreement, compared to $4.0 million in fiscal 2005. During fiscal 2005 ClearLab net sales included approximately $1.2 million in intercompany sales to the Company’s U.S. Retail business whereas ClearLab recorded no intercompany sales to the U.S. Retail business in fiscal 2006. ClearLab’s sales have been negatively impacted by sales delays to external customers due to product and packaging improvements, including the introduction of ClearLab’s new lens design and manufacturing process improvements.

Gross profit.   Consolidated gross profit as a percentage of net sales for the fiscal year ended December 30, 2006 was 36.8% compared to 37.3% for the fiscal year ended December 31, 2005.

Gross profit as a percentage of net sales for the Company’s U.S. Retail operations decreased to 39.0% for fiscal 2006 from 39.4% for fiscal 2005. This decrease from the prior year was due largely to increases in select product costs and shipping rates. The Company expects U.S. Retail gross profit as a percentage of net sales in fiscal 2007 to improve  to approximately 40.0% as a result of retail price increases on certain products during the fourth quarter of fiscal 2006 and reductions in costs on lenses that the Company can now purchase directly from the manufacturer as a result of its recently signed long-term supply agreements.

Gross profit as a percentage of net sales for ClearLab was 10.8% for fiscal 2006, including recognized license fee revenue from the Company’s Japanese license agreement, compared to 12.7% for fiscal 2005. Excluding approximately $5.1 million of the license fee revenue in 2006 and $4.0 million of the license fee revenue in 2005, gross profit (loss) as a percentage of net sales for ClearLab was (18.2)% for fiscal 2006 compared to (9.7)% for fiscal 2005. The decrease in gross profit for the year ended December 30, 2006 related mainly to the decrease in intercompany sales to the Company’s U.S Retail business. The gross profit margin for the year December 30, 2006 was also impacted by provisions of approximately $1.2 million recorded on certain inventory in the second quarter of fiscal 2006. The majority of this inventory was produced prior to the introduction of a new daily lens design.

Advertising expense.   Advertising expense for fiscal 2006 was $13.6 million, a decrease of $11.3 million from fiscal 2005. As a percentage of net sales, advertising expense decreased to 5.5% for fiscal 2006 from 10.5% for fiscal 2005. This decrease occurred as the Company continued to focus its resources towards legislative and public relations initiatives during the year. The Company expects to increase advertising expense to approximately $18.0 million in fiscal 2007. The Company’s experience has been that increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.   Legal and professional fees for fiscal 2006 increased $0.6 million, or 11.7%, from fiscal 2005. As a percentage of net sales, legal and professional fees increased to 2.1% for fiscal 2006 from 2.0% for fiscal 2005. During fiscal 2006, the Company continued to incur professional fees for Sarbanes-Oxley compliance, and other internal control initiatives, as well as ongoing legal, lobbying and regulatory initiatives.

With the long-term supply agreements that the Company has recently entered into with the three largest contact lens suppliers, the Company expects expenses related to legislative and legal initiatives to decrease in fiscal 2007.

Research and development expenses.   Research and development expenses for fiscal 2006 increased $2.9 million to $6.1 million from $3.2 million in fiscal 2005. During fiscal 2006, the Company continued to fund research and development efforts for ClearLab’s operations.

Fiscal 2007 research and development costs will be dependent on progress with ClearLab’s research and development efforts and continued development of its intellectual property, including it’s recently introduced AquaSoft Singles product.

Impairment of goodwill and long-lived assets.   The Company recorded impairment charges in fiscal 2006 of $18.5 million compared to $0.3 million in fiscal 2005. Of the amount recorded in fiscal 2006, $14.9 million related to goodwill of the Company’s ClearLab operations which was determined to be impaired pursuant to an impairment analysis of the goodwill which the Company performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The remaining $3.6 million of the impairment charge related to certain assets, including leasehold improvements and other office and computer equipment, that are currently at the Company’s United Kingdom manufacturing operations and will not be relocated to Singapore with the closure and consolidation of the United Kingdom manufacturing operation into Singapore. The fiscal 2005 amount related to certain manufacturing equipment that became idle at the United Kingdom facility during the fiscal year.

Restructuring charges.   ClearLab recorded  $1.0 million during fiscal 2006 for severance and retention costs related to the closure of the Company’s United Kingdom manufacturing operations and consolidation of such operations into Singapore.

Other selling, general and administrative expenses.   Other selling, general and administrative expenses for fiscal 2006 increased approximately $11.3 million, or 22.7%, from fiscal 2005. As a percentage of net sales, other selling, general and administrative expenses for fiscal 2006 also increased to 24.6% from 20.9% for fiscal 2005.  The results for fiscal 2006 include approximately $1.0 million of expense related to stock options granted prior to fiscal 2006 and approximately $1.2 million of expense related to the restricted stock grants, compared to approximately $114,000 of expense related to restricted stock grants in fiscal 2005.

The Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $7.0 million for fiscal 2006 from fiscal 2005; additionally, such expenses also increased as a percentage of net sales to 21.7% from 19.4%, respectively, for the same period. The majority of the increase for U.S. Retail from the prior year related to planned increases in employee costs. These increases include restricted stock and stock option expense, as discussed above, as well as employee costs to support current operations, such as costs to strengthen and build the Company’s information technology organization, costs related to verification and costs to support a retail network, an initiative which is currently focused on expanding our doctor referral network.  Additionally, a portion of the increase in other selling, general and administrative expenses related to costs associated with supporting the Company’s legislative efforts and its strategic review of ClearLab.

ClearLab’s other selling, general and administrative expenses increased by approximately $4.3 million for fiscal 2006 from fiscal 2005. A large portion of ClearLab’s increase is attributed to the increase related to costs to strengthen its management team in fiscal 2006 as well as costs related the introduction of the Aquasoft Singles product.

Other income (expense), net.   Other income (expense) improved to approximately $1.7 million for the year ended December 30, 2006 from approximately $(3.1) million for the year ended December 31, 2005. For fiscal 2006, other income consisted of approximately $3.8  million in foreign currency exchange transaction gains offset by approximately $2.1 million in interest expense and other miscellaneous expenses. Other expense in fiscal 2005 consisted mainly of approximately $1.4 million in foreign currency exchange transaction losses and approximately $1.7 million in interest expense and other miscellaneous expenses. Interest expense is incurred primarily due to the use of the Company’s credit facility and other debt. The foreign currency exchange gains and losses relate primarily to intercompany loans to ClearLab.

Income taxes.   The Company is taxed in three separate jurisdictions—the U.S., Singapore and the United Kingdom. The Company’s effective U.S. income tax rate for fiscal 2006 was approximately 42.0%, as compared to 39.8% for fiscal 2005. The increase in the effective U.S. income tax rate for fiscal 2006 primarily resulted from the increase in permanent nondeductible expenses, including those relating to the Company’s lobbying efforts.

During the second quarter of fiscal 2006, the Company elected not to finalize a Singapore pioneer tax certificate in order to renegotiate the potential benefits and time period related thereto. Through the first quarter of fiscal 2006, the Company’s Singapore operations had met the requirements for the pioneer tax certificate in Singapore. This pioneer tax certificate allowed for a seven-year tax holiday that reduced the Singapore statutory tax rate to 0% on qualified income for 2003 and future periods through the end of the tax holiday. Without the tax holiday, the Singapore statutory tax rate is 20%. During fiscal 2006, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to uncertainty with respect to the realization of a tax benefit in Singapore relating to losses.  During fiscal 2006, the Company recorded a current tax provision in Singapore due to Japanese withholding tax on payments received from the Japanese license agreement. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

For the year ended December 30, 2006, the Company recorded a valuation allowance for the full amount of deferred income tax assets in excess of taxable temporary differences in Singapore and the U.K., as it is more likely than not that these deferred tax assets will not be realized.

The Company expects that its fiscal 2007 effective income tax rates will approximate the 2006 effective rates for the U.S., Singapore, and U.K. operations. The Company’s effective income tax rates may change as facts and circumstances change.

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

U.S. Retail net sales for fiscal 2005 were negatively impacted by the Company’s decision during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as the Company was unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell the Company this lens. Sales of this lens represented approximately 2.5% of the Company’s fiscal 2004 U.S. Retail net sales. Additionally, the Company believes, net sales during the third quarter of fiscal 2005 were negatively impacted by approximately $0.7 million due to temporary disruptions in service to the Company’s Internet customers as the Company upgraded its website to a newer version with enhanced features.

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

Gross profit as a percentage of net sales for ClearLab was 12.7% for fiscal 2005, including recognized license fee revenue from the Company’s Japanese license agreement, compared to (3.5)% for fiscal 2004. Excluding approximately $4.0 million of the license fee revenue, gross profit as a percentage of net sales for ClearLab was (9.7)% for fiscal 2005. In the prior fiscal year, gross profit as a percentage of net sales was negative due to the start-up nature of ClearLab UK, which was acquired on February 24, 2004. The change in gross profit as a percentage of net sales during fiscal 2005 was due mainly to higher unabsorbed manufacturing costs in the fourth quarter due to reduced production output while certain processes were redesigned and improved as the Company introduced a new lens design and by provisions made for certain rework of inventory to reflect these process improvements.

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

Impairment of goodwill and long-lived assets.   Impairment charges of $0.3 million in fiscal 2005 related to certain manufacturing equipment that became idle at the United Kingdom facility during the fiscal year.

Other selling, general and administrative expenses.   Other selling, general and administrative expenses for fiscal 2005 increased approximately $7.1 million, or 16.5%, from fiscal 2004. As a percentage of net sales, other selling, general and administrative expenses for fiscal 2005 also increased to 21.0% from 20.3% for fiscal 2004. The Company’s U.S. Retail other selling, general and administrative expenses increased by approximately $4.5 million for fiscal 2005 from fiscal 2004; additionally, such expenses also increased as a percentage of net sales to 19.4% from 18.6%, respectively, for the same period. ClearLab’s other selling, general and administrative expenses increased by approximately $2.5 million for fiscal 2005 from fiscal 2004.

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

For fiscal 2004 and 2005, the Company recorded income tax benefits related to its U.K. operations of $1.1 million and $1.4 million, respectively, resulting from the benefit of deferred tax assets up to the amount of taxable temporary differences that were expected to reverse over the same time periods. In December 2005, the U.K. entity transferred certain intellectual property to the Company’s Singapore entity which resulted in a reduction of certain taxable temporary differences and deferred tax assets. In the fourth quarter of fiscal 2005, the Company recorded a valuation allowance for deferred tax assets in excess of taxable temporary differences as it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings. The Company’s principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock. The Company anticipates that these uses will continue to be the principal demands on its cash in the future. As of December 30, 2006, the Company had net working capital of approximately $9.6 million, compared to $7.7 million as of December 31, 2005.

The Company believes that its cash on hand, together with cash generated from operating activities and the borrowings available through its credit facility, will be sufficient to support planned operations through the foreseeable future. The Company announced on July 26, 2006 that it had engaged an investment bank to assist in performing a strategic review of ClearLab. In order to fully commercialize its products, particularly the AquaSoft Singles product, the Company anticipates that ClearLab will require significant additional funding over the foreseeable future, which may not be available through the Company’s cash flows from operations, and will likely require the Company to secure alternative funding. Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options. The Company has also undergone an extensive review of  ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007. The Company anticipates the use of approximately $3.4 million to $5.0 million in cash related to these closure and consolidation efforts during fiscal 2007. Should the Company’s plans or expectations change, related to ClearLab or otherwise, the Company may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company’s planned growth, and could adversely affect the Company’s business, financial condition, liquidity and results of operations.

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

Modified Loan Agreement

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On December 4, 2006, the Company entered into a modification agreement to this loan agreement. The modified loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.  There were outstanding letters of credit of $1.5 million as of December 30, 2006 that reduce the total amount available under the modified loan agreement to $38.5 million. As part of this modification agreement, the maturity date of the loan agreement was extended to June 1, 2009. The Company may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of December 30, 2006, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of December 30, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $30.0 million and bore interest at the lender’s prime rate minus 1.00 percent (7.25% at December 30, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the agreement. The modified loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the modified agreement allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

Other Debt

As of December 30, 2006, the Company had a term loan payable to a Singapore bank with a principal balance of SGD$3,610,000 (USD$2,354,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International. Interest payments are due monthly. Principal payments are due in monthly installments through December 2007. This note also contains various financial covenants including minimums on net worth and shareholders’ funds. 1-800 CONTACTS, INC. has guaranteed this term loan.

As of December 30, 2006, the Company also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,754,000 (USD$4,404,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank. The note payable is discounted at 7%. Interest payments are due monthly. Principal payments are due in monthly installments from January 2008 through December 2009. 1-800 CONTACTS, INC. has guaranteed this note.

As of December 30, 2006, the Company had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$427,000 (USD$279,000). The note payable is discounted at 7%. Payments are due in equal monthly installments through July 2007.

Cross default clauses exist such that if the Company were in default on its U.S. debt, the Company would also be in default on its Singapore debt. If the Company were in default on its Singapore bank term loan, the Company would also be in default on its note payable to the former parent of ClearLab International and its loan agreement with its U.S. bank. As of December 30, 2006, the Company was in compliance with all of the restrictive covenants in its loan agreements.

Contractual Obligations and Commitments—The following table summarizes the Company’s contractual obligations and commitments as of December 30, 2006, except as noted (in thousands):

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Revolving credit facility	$29,970	$—	$29,970	$—	$—
Term loan payable (ClearLab)(4)	2,439	2,439	—	—	—
Note payable (ClearLab)(1) (4)	4,772	—	4,772	—	—
Related party note payable(1)(4)	285	285	—	—	—
Capital leases	102	63	39	—	—
Operating leases	7,555	1,893	3,307	579	1,776
Employment agreement (ClearLab)(2)	86	86	—	—	—
Advertising purchase commitments	9,279	9,279	—	—	—
Service provider commitments	1,023	506	517	—	—
R&D equipment commitments (ClearLab)	98	98	—	—	—
Inventory purchase commitments	1,800	1,800	—	—	—
Commission payable (ClearLab)(3)	652	652	—	—	—
Other	60	60	—	—	—
Total	$58,121	$17,161	$38,605	$579	$1,776

(1)          Certain of these debt instruments carry an interest rate that management believes is below market value and the Company has recorded discounts against these debt instruments. The amounts shown do not reflect discounts in the amount of approximately $97,000 as of December 30, 2006.

(2)          In connection with the acquisition of ClearLab International, the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD1,125,000 (USD $734,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of December 30, 2006, the Company has paid approximately SGD994,000 (USD $648,000) of this obligation.

(3)          In the event the Company, in its sole discretion, decides to exploit ClearLab’s technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by

July 2005, the Company will pay a commission of SGD1,000,000 (USD652,000) and SGD1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement. As of December 30, 2006, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future. During fiscal 2005 the Company paid the commission of SGD1,000,000 (USD $595,000) and 90,000 of the options vested. During fiscal 2006, the Company paid the commission of SGD1,000,000 (USD $630,000) and 90,000 of the options vested resulting in an accumulated total of 180,000 options vested through December 30, 2006.

(4)          These amounts include contractual interest payments during the term of the debt instruments.

As of December 30, 2006, the Company did not have any off-balance-sheet arrangements or other commercial commitments, such as letters of credit, guarantees or repurchase obligations that have not been disclosed.

Cash Flow Information

Cash flows from operating activities.   For fiscal 2006 and 2005, net cash provided by operating activities was approximately $4.0 million and $6.5 million, respectively. In fiscal 2006, cash was provided primarily by the Company’s operating income adjusted for non-cash items (such as depreciation and amortization and the impairment of goodwill and long-lived assets), a decrease in other current assets and accounts receivable and increases in accrued liabilities. These increases to cash were partially offset by an increase in inventories and decreases in unearned revenue and accounts payable. In fiscal 2005, cash was provided primarily by the Company’s operating income adjusted for non-cash items (such as depreciation and amortization), a decrease in inventories and other receivables and increases in accounts payables and accrued liabilities. These increases to cash were partially offset by an increase in other current assets and accounts receivables and a decreases in unearned revenue and income taxes payable. Historically, the Company has maintained higher levels of inventory in its U.S. Retail operations to ensure a sufficient supply of products than would be required if the Company were able to purchase directly from all contact lens manufacturers.

Cash flows from investing activities.   The Company used approximately $6.7 million and $16.2 million for investing activities in fiscal 2006 and fiscal 2005, respectively. During fiscal 2006, the Company paid approximately $0.5 million towards software licenses. The Company paid approximately $0.6 million of intangible assets during the fiscal 2005 period.

Capital expenditures for infrastructure improvements for fiscal 2006 and fiscal 2005 were approximately $6.3 million and $15.5 million, respectively. Of these amounts, approximately $4.0 million and $9.6 million relate to purchases made at ClearLab, during the respective periods. The Company anticipates additional capital expenditures in fiscal 2007 for infrastructure as it continues to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of its U.S. Retail  and ClearLab operations.

Cash flows from financing activities.   During fiscal 2006 and 2005, net cash provided by financing activities was approximately $4.5 million and $8.0 million, respectively. In the year ended December 30, 2006, the Company had net borrowings on its credit facility of approximately $6.2 million and made principal payments on debt obligations and capital lease obligations of approximately $1.9 million. Additionally, during the 2006 period the Company repurchased approximately $0.1 million in treasury shares associated with the minimum statutory personal income tax withholding required for  the vesting of restricted stock awards. In the year ended December 31, 2005, the Company had net borrowings on its credit facility of approximately $9.3 million and made principal payments on debt obligations and capital lease obligations of approximately $1.7 million. In both fiscal 2006 and 2005, these amounts were partially offset by proceeds from the exercise of common stock options.

ClearLab leases various manufacturing and other equipment from financing companies under capital lease arrangements, all of which  is maintained at the Company’s Singapore and United Kingdom facilities. As of December 30, 2006, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the company’s common Stock. A purchase of the full 3,000,000 shares would equal approximately 22 percent of the total shares issued as of December 30, 2006. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through December 30, 2006, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. No shares were repurchased under this authorized program by the Company during fiscal 2006 or fiscal 2005 and the Company is currently prohibited by its modified loan agreement from purchasing any additional shares if the aggregate amount of the repurchases, dividends or other similar equity transactions would exceed $15 million in any fiscal year. The repurchased shares were retained as treasury stock. As of December 30, 2006, none of the shares repurchased under this authorized program remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.

New Accounting Standards Not Yet Adopted

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

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

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. U.S. Retail net sales consist of product sales less sales tax, a provision for sales returns and allowances and estimated customer rebates. The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends. To the extent actual rebates, returns and allowances vary from historical experience revisions to the allowances may be required. ClearLab net sales consist of product sales less a provision for sales returns and allowances. The Company provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends. ClearLab net sales also include license fees from the Company’s Japanese license agreement. Cash payments received from this license are recognized systematically over the periods that the fees are earned by the Company.

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

The Company has significant long-lived tangible and intangible assets consisting primarily of property, plant and equipment, goodwill and definite-lived intangibles. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, the Company performs an impairment test related to goodwill at least annually. An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset. An impairment analysis of goodwill requires the use of a fair-value based analysis. All of the goodwill and a significant portion of the other long-lived assets were generated from the Company’s acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express. During the fourth quarter of fiscal 2006, the Company prepared an impairment analysis and recorded impairment charges of $18.5 million.  Of this total amount, $14.9 million related to goodwill recorded by the Company in association with the acquisition of ClearLab International in 2002. The remaining $3.6 million of the impairment charge relates to certain assets, including leasehold improvements and other office and computer equipment, that are currently at the Company’s United Kingdom manufacturing facility and will not be relocated to Singapore with the closure and consolidation of the United Kingdom manufacturing operation into Singapore.

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

The Company records liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable. The Company is involved in several legal and regulatory matters generally incidental to its business. The Company, after consultation with legal counsel, believes that the ultimate dispositions of these matters will not have a material negative impact on its financial position, liquidity or results of operations. However, there can be no assurance that the Company will be successful in its efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on the Company’s financial position, liquidity or results of operations.

Effective December 30, 2006, the Company adopted the provisions of the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. The adoption of SAB 108 had no material effect on the financial results of the Company for fiscal 2006.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.   As of December 30, 2006, the Company was exposed to changes in interest rates relating to its revolving credit facility and other debt obligations. The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. The Company’s outstanding borrowings on the credit facility, including bank overdrafts, were approximately $30.0 million as of December 30, 2006. The remainder of the Company’s interest bearing debt obligations, including capital lease obligations, are denominated in Singapore dollars and British pounds and bear interest at a fixed rate. As of December 30, 2006, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $6.9 million. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.3 million per year.

Foreign Currency Risk.   The Company faces foreign currency risks primarily as a result of its Singapore and United Kingdom operations and the intercompany balances, which are denominated in U.S. dollars, between its U.S. and these international operations. The functional currency of the Company’s Singapore operations is the Singapore dollar. The Company has debt and other long-term obligations of approximately $7.2 million that are denominated in Singapore dollars and mature over the next three years. If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations. Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2006, the Company recorded approximately $2.3 million of foreign currency transaction gains on the intercompany balances between the U.S. and Singapore operations; and recorded approximately $0.3 million in foreign currency transaction losses on sales with external parties. From the date of the ClearLab International acquisition, July 24, 2002, through March 8, 2007, the exchange rate has fluctuated approximately 14.2 percent (weakening of the U.S. dollar).  If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, the Company would record a $4.0 million dollar foreign currency loss on the intercompany balances that exist as of December 30, 2006.

The functional currency of the Company’s United Kingdom operations is the British pound. Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency. For fiscal 2006, the Company recorded foreign currency transaction gains of approximately $2.0 million on the intercompany balances between the U.S. and United Kingdom operations; and recorded approximately $0.2 million in foreign currency transactions losses on sales with external parties. From the date of the ClearLab UK acquisition, February 24, 2004, through March 8, 2007, the exchange rate has fluctuated approximately 3.4 percent (weakening of the U.S. dollar). If the British pound were to weaken against the U.S. dollar by 10 percent, the Company would record a $1.8 million dollar foreign currency loss on the intercompany balances that exist as of December 30, 2006.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year ended December 31, 2005:
Net sales	$60,283	$61,365	$60,858	$55,444
Gross profit	22,508	23,668	23,152	19,356
Net income (loss)	183	41	(574)	(2,255)
Basic and diluted net income (loss) per common share	0.01	0.00	(0.04)	(0.17)
Fiscal Year ended December 30, 2006:
Net sales	$63,491	$63,155	$64,329	$57,701
Gross profit	24,478	22,632	23,902	20,430
Net income (loss)	1,181	(2,038)	(1,535)	(20,067)
Basic and diluted net income (loss) per common share	0.09	(0.15)	(0.11)	(1.50)

Net income (loss) per common share is computed independently for each of the quarters listed. Therefore, the sum of the quarterly net income (loss) per common share may not equal the total computed for the year.

The Company recorded impairment charges of $18.5 million during the fourth quarter of fiscal 2006. Of this total amount, $14.9 million related to goodwill recorded by the Company in association with the acquisition of ClearLab International in 2002. The remaining $3.6 million of the impairment charge relates to certain assets, including leasehold improvements and other office and computer equipment, that are currently at the Company’s United Kingdom manufacturing facility and will not be relocated to Singapore with the closure and consolidation of the United Kingdom manufacturing operation into Singapore.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective in alerting them to material information required to be included within the Company’s reports filed or submitted under the Exchange Act.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Company’s management has concluded that, as of December 30, 2006, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

Changes in internal controls over financial reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Director Independence.

Information with respect to Directors of the Company is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 18, 2007 (the “Proxy Statement”) under the heading “Proposal No. 1—Election of Directors.” The Proxy Statement will be filed with the Securities Exchange Commission not later than 120 days after December 30, 2006, pursuant to Regulation 14A of the Exchange Act. Information regarding the executive officers of the Company is included as Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.                 Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement under the heading “Executive Compensation and Other Matters” (except for the Report of the Compensation Committee on Executive Compensation, and Report of the Audit Committee of the Board of Directors).

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” Information with respect to equity compensation plans is incorporated herein by reference to forth in the Proxy Statement under the heading “Equity Compensation Plans.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.                 Principal Accounting Fees and Services.

Information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as a part of this report:

1.                Financial Statements.   The following financial statements of the Company and the reports of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-35:

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and December 30, 2006	F-5
Consolidated Statements of Operations for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006	F-8
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006	F-9
Notes to Consolidated Financial Statements	F-11

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

Exhibit No.	Exhibit
2.1	Asset Purchase Agreement, dated May 4, 2002.(8)
2.2	Asset Purchase Agreement, dated January 30, 2003.(9)
3.1(i)	Restated Certificate of Incorporation of the Company.(1)
3.1(ii)	Restated By-Laws of the Company.(1)
4.1	Form of certificate representing shares of Common Stock, $0.01 par value per share.(2)
4.2	Registration Rights Agreement, dated January 30, 2003.(11)
10.1	Employment Agreement between the Company and Jonathan C. Coon.(6)*
10.2	Employment Agreement between the Company and John F. Nichols.(6)*
10.3	Employment Agreement between the Company and Robert G. Hunter.(6)*
10.4	Employment Agreement between the Company and R. Joe Zeidner.(11)*
10.5	Employment Agreement between the Company and John Murray.(16)*
10.6	Employment Agreement between the Company and Brian Bethers.(12)*
10.7	Employment Agreement between the Company and Graham Mullis.(13)*
10.8	Employment Agreement between the Company and Steve Newman.(13)*
10.9	Employment Agreement between the Company and Kevin K. McCallum.(5)*
10.10	Form of Indemnification Agreement between the Company and its officers and directors.(2)
10.11	1-800 CONTACTS, INC. Amended and Restated 1998 Incentive Stock Option Plan.(7)*
10.12	1-800 CONTACTS, INC. Amended and Restated 2004 Stock Incentive Plan.(14)*
10.13	Stock Option Agreement.(2)*

10.14	Stock Grant Agreement.(16)*
10.15	Loan Agreement between the Company and Zions First National Bank, dated July 22, 2002.(8)
10.16	Restated Loan Agreement between the Company and Zions First National Bank, dated February 27, 2004.(13)
10.17	Second Loan Modification Agreement between the Company and Zions First National Bank, dated December 30, 2005.(15)
10.18	Lease between the Company and Draper Land Limited Partnership No. 2, dated November 3, 1997, with respect to the Company’s call center.(2)
10.19	First Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated May 25, 1998, with respect to the Company’s call center.(3)
10.20	Second Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated August 6, 1998, with respect to the Company’s call center.(3)
10.21	Third Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.22	Fourth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.23	Fifth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.24	Sixth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(5)
10.25	Seventh Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated March 31, 2003, with respect to the Company’s call center.(11)
10.26	Eighth Amendment to Lease between the Company and Draper Land Limited Partnership No. 2, dated January 17, 2001, with respect to the Company’s call center.(12)
10.27	Sublease agreement between the Company and UCN, Inc., dated March 2, 2005, with respect to the Company’s call center.(17)
10.28	Lease between the Company and ProLogis Development Services Incorporated, dated October 13, 1998, with respect to the Company’s distribution center.(3)
10.29	First Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated October 9, 2000, with respect to the Company’s distribution center.(5)
10.30	Second Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated March 1, 2002, with respect to the Company’s distribution center.(4)
10.31	Third Amendment to Lease between the Company and ProLogis North American Properties Fund I LLC, dated August 24, 2005, with respect to the Company’s distribution center.(18)
10.32	Compromise Agreement effective November 30, 2006 between the Company and Graham Mullis.(20)
10.33	Compromise Agreement effective November 30, 2006 between the Company and Robert Main.(20)
10.34	Stock Contribution Agreement between the Company and Jonathan C. Coon, dated May 16, 2006.(21)

10.35	Third Loan Modification Agreement between the Company and Zions First National Bank, dated December 4, 2006.(22)
10.36	Restricted Stock Agreement between the Company and its employees.(23)
10.37	Restricted Stock Agreement between the Company and its board of directors.(24)
14.1	Code of Ethics.(13)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.

       (2) Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-41055).

       (3) Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.

       (4) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

       (5) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

       (6) Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002.

       (7) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

       (8) Incorporated by reference to the Company’s Current Report on Form 8-K filed August 8, 2002.

       (9) Incorporated by reference to the Company’s Current Report on Form 8-K filed February 14, 2003.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003.

(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003.

(12) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

(13) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(14) Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 13, 2005.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed January 19, 2006.

(16) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (Commission File No. 0-23633).

(17) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (Commission File No. 0-23633).

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed November 27, 2006.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed May 16, 2006.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed December 8, 2006.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed March 31, 2006.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed March 30, 2006.

*                    Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

1-800 Contacts, Inc.
By:	/s/ JONATHAN C. COON
Name:	Jonathan C. Coon
Title:	Chief Executive Officer
By:	/s/ ROBERT G. HUNTER
Name:	Robert G. Hunter
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 15, 2007.

Signature	Capacity
/s/ JONATHAN C. COON	Chief Executive Officer and Director (principal executive officer)
Jonathan C. Coon
/s/ ROBERT G. HUNTER	Chief Financial Officer (principal financial officer)
Robert G. Hunter
/s/ AARON J. MEYER	Corporate Controller (principal accounting officer)
Aaron J. Meyer
/s/ JOHN F. NICHOLS	Director
John F. Nichols
/s/ STEPHEN L. KEY	Director
Stephen L. Key
/s/ E. DEAN BUTLER	Director
E. Dean Butler
/s/ BRAD KNIGHT	Director
Brad Knight
/s/ GARTH T. VINCENT	Director
Garth T. Vincent
/s/ THOMAS HALE BOGGS, JR.	Director
Thomas Hale Boggs, Jr.
/s/ FRANK LAGRANGE JOHNSON	Director
Frank LaGrange Johnson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and December 30, 2006	F-5
Consolidated Statements of Operations for the fiscal years ended January 1, 2005, December 31, 2005, and December 30, 2006	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006	F-8
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006	F-9
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

1-800 CONTACTS, INC.:

We have audited the accompanying consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of December 31, 2005 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1-800 CONTACTS, INC. and subsidiaries as of December 31, 2005 and December 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800 CONTACTS, INC. internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah

March 14, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
1-800 CONTACTS, INC.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that 1-800 CONTACTS, INC. (1-800 CONTACTS) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 1-800 CONTACTS’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that 1-800 CONTACTS maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, 1-800 CONTACTS maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800 CONTACTS, INC. and subsidiaries as of December 31, 2005 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 30, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah

March 14, 2007

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)

	December 31,	December 30,
	2005	2006
CURRENT ASSETS:
Cash	$1,481	$2,737
Accounts receivable, net	3,451	3,577
Other receivables	1,738	1,825
Inventories, net	21,458	24,325
Deferred income taxes	1,624	1,886
Other current assets	3,792	2,816
Total current assets	33,544	37,166
PROPERTY, PLANT AND EQUIPMENT:
Office, computer and other equipment	11,606	13,798
Manufacturing equipment	13,205	19,357
Manufacturing facility	7,236	7,858
Leasehold improvements	6,257	6,706
Construction in process	6,249	601
	44,553	48,320
Less - accumulated depreciation and amortization	(14,848)	(20,765)
Net property, plant and equipment	29,705	27,555
OTHER ASSETS:
Deferred income taxes	1,087	898
Goodwill	35,405	22,304
Definite-lived intangibles, net	13,847	11,500
Other	1,357	1,102
Total other assets	51,696	35,804
Total assets	$114,945	$100,525

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share amount)

	December 31,	December 30,
	2005	2006
CURRENT LIABILITIES:
Current portion of long-term debt	$1,633	$2,633
Current portion of capital lease obligations	58	57
Income taxes payable	567	722
Accounts payable	12,063	10,821
Accrued liabilities	8,197	10,013
Unearned revenue	3,299	3,348
Total current liabilities	25,817	27,594
LONG-TERM LIABILITIES:
Line of credit	23,746	29,970
Long-term debt, net of current portion	6,440	4,404
Capital lease obligations, net of current portion	83	35
Unearned revenue, net of current portion	973	—
Other long-term liabilities	669	844
Total long-term liabilities	31,911	35,253
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4, 5 and 6)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000
shares authorized, 13,340 and 13,424 shares issued, respectively	133	134
Additional paid-in capital	47,876	51,047
Treasury stock at cost, 0 and 8 shares, respectively	—	(133)
Retained earnings (accumulated deficit)	9,613	(12,846)
Accumulated other comprehensive loss	(405)	(524)
Total stockholders’ equity	57,217	37,678
Total liabilities and stockholders’ equity	$114,945	$100,525

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
NET SALES	$211,678	$237,950	$248,676
COST OF GOODS SOLD	129,742	149,266	157,234
Gross profit	81,936	88,684	91,442
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	27,161	24,979	13,645
Legal and professional	5,596	4,741	5,297
Research and development	2,977	3,169	6,057
Purchased in-process research and development	83	—	—
Restructuring charges	—	—	1,040
Impairment of goodwill and long-lived assets	—	287	18,540
Other selling, general and administrative	42,718	49,774	61,074
Total selling, general and administrative expenses	78,535	82,950	105,653
INCOME (LOSS) FROM OPERATIONS	3,401	5,734	(14,211)
OTHER INCOME (EXPENSE), net:
Interest expense	(1,573)	(1,484)	(2,000)
Foreign currency transaction gain (loss), net	868	(1,444)	3,820
Other, net	(14)	(183)	(112)
Total other income (expense), net	(719)	(3,111)	1,708
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,682	2,623	(12,503)
PROVISION FOR INCOME TAXES	(3,298)	(5,228)	(9,956)
NET LOSS	$(616)	$(2,605)	$(22,459)
PER SHARE INFORMATION:
Basic and diluted loss per common share	$(0.05)	$(0.20)	$(1.68)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’	Comprehensive

	Shares	Amount	Capital	Deficit)	Shares	Amount	Income (Loss)	Equity	Loss
BALANCE, January 3, 2004	13,113	131	42,346	12,834	—	—	(104)	55,207
Exercise of common stock options	31	—	282	—	—	—	—	282
Stock issued for acquisition of VisionTec	155	2	3,198	—	—	—	—	3,200
Income tax benefit from common stock options exercised	—	—	123	—	—	—	—	123
Restricted stock grant	—	—	9	—	—	—	—	9
Net loss	—	—	—	(616)	—	—	—	(616)	$ (616)
Foreign currency translation adjustments	—	—	—	—	—	—	299	299	299
Comprehensive loss									$ (317)
BALANCE, January 1, 2005	13,299	$ 133	$ 45,958	$ 12,218	—	$ —	$ 195	$ 58,504
Exercise of common stock options	40	—	381	—	—	—	—	381
Income tax benefit from common stock options exercised	—	—	147	—	—	—	—	147
Restricted stock grant	1	—	114	—	—	—	—	114
Vesting of options issued in acquisition of ClearLab International	—	—	1,276	—	—	—	—	1,276
Net loss	—	—	—	(2,605)	—	—	—	(2,605)	$ (2,605)
Foreign currency translation adjustments	—	—	—	—	—	—	(600)	(600)	(600)
Comprehensive loss									$ (3,205)
BALANCE, December 31, 2005	13,340	$ 133	$ 47,876	$ 9,613	—	$ —	$ (405)	$ 57,217
Purchase of treasury shares	—	—	—	—	8	(133)	—	(133)
Stock options expense			1,001					1,001
Exercise of common stock options	23	—	190	—	—	—	—	190
Income tax benefit from common stock options exercised	—	—	52	—	—	—	—	52
Restricted stock grant expense	61	1	1,190	—	—	—	—	1,191
Income tax benefit from vesting restricted stock grants	—	—	50	—	—	—	—	50
Vesting of options issued in acquisition of ClearLab International	—	—	688	—	—	—	—	688
Net loss	—	—	—	(22,459)	—	—	—	(22,459)	$ (22,459)
Foreign currency translation adjustments	—	—	—	—	—	—	(119)	(119)	(119)
Comprehensive loss									$ (22,578)

BALANCE, December 30, 2006	13,424	$ 134	$ 51,047	$ (12,846)	8	$ (133)	$ (524)	$ 37,678

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(616)	$(2,605)	$(22,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,922	8,920	10,471
Amortization of debt issuance costs and discounts	296	177	217
Foreign currency exchange (gain) loss	(868)	1,444	(3,820)
Stock-based compensation	9	114	2,192
Tax benefits from share-based payment exercises	—	—	(119)
Purchased in-process research and development	83	—	—
Impairment of goodwill & long-lived assets	—	287	18,540
Loss on sale of property and equipment	111	61	350
Deferred income taxes, net of effects of acquisition	(1,794)	(2,051)	(73)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,221)	(632)	583
Inventories, net	2,522	464	(1,817)
Other receivables	(1,739)	660	(87)
Other current assets	(1,205)	(2,211)	1,306
Income taxes payable	2,358	(847)	257
Accounts payable	102	2,588	(1,861)
Accrued liabilities	2,429	1,020	1,505
Unearned revenue	4,902	(913)	(1,147)
Net cash provided by operating activities	13,291	6,476	4,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,406)	(15,465)	(6,313)
Proceeds from sale of property and equipment	3	26	—
Purchase of definite-lived intangible assets	(4,408)	(610)	—
Cash paid for acquisition of VisionTec	(3,776)	—	—
Deposits and other	(908)	(105)	(430)
Net cash used in investing activities	$(17,495)	$(16,154)	$(6,743)

See accompanying notes to consolidated financial statements.

1-800 CONTACTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	$282	$381	$190
Purchase of treasury stock	—	—	(133)
Excess tax benefits from share-based payment exercises	—	—	119
Net borrowings (repayments) on line of credit	14,404	9,342	6,224
Principal payments on capital lease obligations	(249)	(4)	(59)
Debt issuance costs	(207)	(71)	(26)
Principal payments on long-term debt	(8,775)	(1,669)	(1,848)
Proceeds from international government grant	873	—	—
Net cash provided by financing activities	6,328	7,979	4,467
EFFECT OF FOREIGN EXCHANGE
RATES ON CASH	(94)	75	(506)
NET INCREASE (DECREASE) IN CASH	2,030	(1,624)	1,256
CASH AT BEGINNING OF YEAR	1,075	3,105	1,481
CASH AT END OF YEAR	$3,105	$1,481	$2,737
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,336	$1,253	$1,884
Cash paid for income taxes	2,360	7,902	9,705

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During fiscal 2005, ClearLab UK exchanged manufacturing equipment with a net book value of approximately $0.3 million for similar equipment with a cost of approximately $0.2 million. The Company recorded loss on disposal of assets of approximately $0.1 million related to this transaction.

As part of the acquisition of ClearLab International in 2002, the Company entered into an agreement to issue 270 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches. The first and second tranches of  90 options vested on July 24, 2005 and July 24, 2006, respectively. The Company used the Black-Scholes option-pricing  model to determine the fair-value of these options, as of the vesting date. Using this method, the vested options were valued  at approximately $1.3 million and $0.7 million in fiscal 2005 and 2006, respectively. The  Company recorded these amounts as additional purchase consideration, increasing goodwill, in both years.

During 2004, the Company purchased the stock of VisionTec (subsequently renamed ClearLab UK, Ltd.). The purchase consideration included cash of approximately $3.8 million and common stock with a fair value of approximately $3.2 million (see Note 4).

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

On July 26, 2006 ClearLab introduced its AquaSoft Singles product. The Company engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, the Company is now committed to a separation of ClearLab from the U.S. Retail business and is currently assessing various strategic options.  The Company has also undergone an extensive review of  ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in the United Kingdom, and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has been satisfied, and the Company is proceeding with the closure and consolidation.

The Company has two operating segments. The Company’s domestic segment is represented by operations within the United States and is referred to as “U.S. Retail” by the Company, whereas the Company’s international segment is represented by operations in both Singapore and the United Kingdom and is referred to as “ClearLab” or “International Manufacturing Operations” by the Company.

Sources of Supply

The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, CooperVision and Bausch & Lomb, as well as from distributors. On January 31, 2007 the Company announced that it had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers. The Company believes that it will be able to satisfy the various conditions of these agreements which will allow the Company to operate under these agreements through 2016. The Company has purchased directly from the fourth largest manufacturer/supplier, Bausch & Lomb, without a written agreement since 2001 and based on its longstanding relationship and recent discussions with this supplier, the Company does not expect this direct relationship to change. Currently, the Company purchases the majority of its products directly from these manufacturers. However, the Company occasionally purchases products of one of the above manufacturers through unauthorized distributors.  Although the Company seeks to reduce its reliance on any one supplier by establishing relationships with a number of distributors, manufacturers and other sources, the Company acquired from a single distributor approximately 44 percent, 42 percent and 48 percent of its contact lenses purchased in fiscal 2004, 2005 and 2006, respectively. The Company’s top three suppliers accounted for approximately 83 percent, 81 percent and 87 percent of the Company’s inventory purchased in fiscal 2004, 2005 and 2006, respectively. In the event that these suppliers could no longer supply the Company with contact lenses, there can be no assurance that the Company could secure other adequate sources of supply, or that such supply could be obtained on terms no less favorable to the Company than its current supply, which could adversely affect the Company by increasing its costs or, in the event adequate replacement supply cannot be secured, reducing its net sales.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year consists of a 52/53 week period ending on the Saturday nearest to December 31 of each year. Fiscal 2004 ended January 1, 2005; fiscal 2005 ended December 31, 2005; and fiscal 2006 ended December 30, 2006. Fiscal 2004, Fiscal 2005 and Fiscal 2006 were all 52-week years.

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

U.S. Retail net sales consist of product sales less sales tax, a provision for sales returns and allowances and estimated customer rebates. The Company accounts for customer rebates in accordance with EITF 01-9 “Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company accrues an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends. Shipping and handling fees charged to customers are included as part of net sales. The related freight costs and supplies expense directly associated with shipping products to customers are included as a component of cost of goods sold. Other indirect shipping and handling costs, consisting mainly of labor and facilities costs, are included as a component of other selling, general and administrative expenses.

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

ClearLab provides its customers with standard industry payment terms and performs ongoing credit evaluations of its customers and provides for doubtful accounts to the extent determined necessary based on historical data and current economic trends. The Company’s provisions for doubtful accounts are summarized in the table below (in thousands):

	January 1, 2005	December 31, 2005	December 30, 2006
Beginning of year	$—	$44	$136
Charges to costs and expenses	44	146	202
Deductions	—	(54)	(43)
End of year	$44	$136	$295

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

Inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. Inventories consisted of the following (in thousands):

	December 31, 2005	December 30, 2006
Purchased contact lenses	$13,554	$12,689
Manufactured contact lenses:
Raw materials	1,322	801
Work in process	1,894	985
Finished goods	4,688	9,850
Total	$21,458	$24,325

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The Company’s inventory provisions are summarized in the table below (in thousands):

	January 1, 2005	December 31, 2005	December 30, 2006
Beginning of year	$623	$1,202	$2,191
Provision for losses	720	1,531	1,972
Write-offs	(141)	(542)	(2,957)
End of year	$1,202	$2,191	$1,206

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

The manufacturing facility represents the Company’s leasehold interest in a building in Singapore which was assumed in connection with the acquisition of ClearLab International. The Company subleases a portion of its Singapore building to others. For the fiscal years ended December 31, 2005 and December 30, 2006, sublease income of approximately $134,000 and $90,000, respectively, is reflected as a reduction of other selling, general and administrative expenses in the accompanying consolidated statements of operations. Expected future sublease income under these agreements for the next five fiscal years is as follows: $30,000 in fiscal 2007 and none in fiscal 2008, 2009, 2010 and 2011.

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

Goodwill

Goodwill resulted from the acquisitions of ClearLab International and Lens1st/Lens Express and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill is not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis for fiscal 2006 and recorded an impairment charge of $14.9 million related to goodwill recorded by the Company in association with the acquisition of Clearlab International in 2002.  This charge was taken during the fourth quarter of fiscal 2006.

The changes in the carrying amount of goodwill for the years ended January 1, 2005 and December 30, 2006 are as follows (dollars in thousands):

Balance as of January 1, 2005	$34,320
Additions	1,270
Impairment charges	—
Currency translation and other	(185)
Balance as of December 31, 2005	35,405
Additions	687
Impairment charges	(14,935)
Currency translation and other	1,147
Balance as of December 30, 2006	$22,304

As part of the acquisition of ClearLab International in 2002, the Company issued 270,000 options to purchase shares of 1-800 CONTACTS, INC. common stock in three equal tranches. The three tranches of 90,000 options vest on July 24, 2005, 2006 and 2007, respectively. The first and second tranches of 90,000 options vested during the third fiscal quarters of 2005 and 2006. The Company used the Black-Scholes option-pricing model to determine the fair-value of these options, as of the vesting date. Using this method, these vested options were valued at approximately $1.3 million and $0.7 million in fiscal 2005 and 2006, respectively. The Company recorded these amounts as additional purchase consideration, increasing goodwill, in both years.

Definite-lived Intangible Assets

Intangible assets mainly consist of amounts paid to secure the rights to the Company’s telephone numbers and Internet addresses; acquired technology relating to the development and manufacturing of contact lenses; non-compete agreements; and customer databases. The costs relating to the definite-lived intangible assets are amortized over the estimated useful lives using straight-line and accelerated methods. As of December 30, 2006, the weighted average amortization period for all intangible assets was 8 years. The weighted average amortization periods for telephone numbers and Internet addresses is 5 years, acquired customer databases is 5 years, core and completed technologies is 12 years and non-compete agreements is 5 years.

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

The Company’s definite-lived intangible assets are summarized in the table below (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Telephone numbers, Internet addresses and other	$8,330	$(4,492)	$3,838
Acquired customer databases	5,100	(4,421)	679
Acquired core and completed technologies	11,247	(2,386)	8,861
Non-compete agreements	1,801	(1,332)	469
	$26,478	$(12,631)	$13,847

December 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Telephone numbers, Internet addresses and other	$8,330	$(5,817)	$2,513
Acquired customer databases	5,100	(4,970)	130
Acquired core and completed technologies	11,355	(2,683)	8,672
Non-compete agreements	1,931	(1,746)	185
	$26,716	$(15,216)	$11,500

Definite-lived intangible assets amortization expense totaled approximately $3,725,000, $3,846,000, and $3,795,000 for fiscal years 2004, 2005 and 2006, respectively. Estimated amortization expense for the next five fiscal years is as follows: $2,436,000 in fiscal 2007, $1,839,000 in fiscal 2008, $1,545,000 in fiscal 2009, $1,051,000 in fiscal 2010 and $1,011,000 in fiscal 2011.

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

The Company concluded that material charges for impairment to certain assets were required as a result of the decision to close the Company’s United Kingdom manufacturing operations and consolidation of such operations in Singapore. The total charge related to these impaired assets is approximately $3.6 million. These impaired assets include manufacturing equipment that will not be relocated to Singapore, leasehold improvements and other office and computer equipment. These charges were taken during the fourth quarter of fiscal 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of accounts receivable, a line of credit, long-term debt and short-term obligations. The Company believes that the carrying amounts approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation

The functional currency of the Company’s Singapore operations is the Singapore dollar and the functional currency of the Company’s United Kingdom operations is the British pound. The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in other income (expense) and totaled $868,000, $(1,444,000) and $3,820,000 for fiscal 2004, 2005 and 2006, respectively.

Advertising Costs

The Company expenses all advertising costs when the advertising first takes place.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for fiscal 2004, 2005 and 2006 were approximately $2,977,000, $3,169,000 and $6,057,000, respectively. In connection with the acquisition of ClearLab UK in 2004, the Company recorded approximately $83,000 of purchased in-process research and development expense (see Note 4).

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

Net Loss per Common Share

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. Additionally, the Company has not reflected performance based unvested stock awards in Diluted EPS since the performance conditions were not satisfied as of December 30, 2006. For the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006, options to purchase 1,405,538, 1,242,977 and 1,125,113 shares of common stock, respectively, as well as 6,794,  36,039 and 562,221 shares of unvested common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Net Loss	Shares	Per Share Amount
Year Ended January 1, 2005:
Basic EPS	$(616)	13,269	$(0.05)
Effect of stock options and unvested common stock		—
Diluted EPS	$(616)	13,269	$(0.05)
Year Ended December 31, 2005:
Basic EPS	$(2,605)	13,321	$(0.20)
Effect of stock options and unvested common stock		—
Diluted EPS	$(2,605)	13,321	$(0.20)
Year Ended December 30, 2006:
Basic EPS	$(22,459)	13,363	$(1.68)
Effect of stock options and unvested common stock		—
Diluted EPS	$(22,459)	13,363	$(1.68)

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

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense was recognized in net income for grants of employee stock options prior to fiscal 2006.

SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all awards made thereafter. All of the Company’s stock-based awards, which are stock options and restricted stock awards, are classified as equity instruments. In accordance with SFAS No. 123R, the Company elected to use the modified prospective transition method and therefore, financial statements prior to adoption of SFAS No. 123R remain unchanged. Under this transition method, compensation cost for the fiscal year ended December 30, 2006 includes amounts associated with (i) unvested stock options granted prior to January 1, 2006, (ii) restricted stock awards granted prior to January 1, 2006 and (iii) restricted stock awards granted during the current fiscal year. Compensation cost recognized in fiscal 2006 for unvested options as of January 1, 2006 was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The following discusses certain other elections and assumptions the Company made as a result of adopting SFAS No. 123R:

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

•       Short-cut Method. The Company has elected to use the short-cut method in accordance with FSP 123R-3 in measuring its APIC pool available to absorb tax deficiencies recognized in subsequent periods from the exercise of unqualified stock options and vesting of restricted stock awards. Under the short-cut method, the Company has determined that it had no APIC pool as of January 1, 2006. Accordingly, realized tax deficiencies in excess of tax benefits related to fully vested awards as of January 1, 2006 will be recorded as additional income tax expense in the period determined.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. However, under the short-cut method, for all vested awards as of January 1, 2006, any realized tax benefits are recorded as financing cash flows and an increase to additional paid-in capital.

Stock-based compensation expense recorded during fiscal 2006 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006. As a result of adopting SFAS No. 123R, the stock-based compensation expense for employees and non-employee directors for the year ended December 30, 2006 totaled approximately 2.2 million. The total income tax benefit related to stock-based expense during the year ended December 30, 2006 was approximately $0.8 million of which $0.1 million was excess tax benefits recorded as an increase to additional paid-in capital. The impact on Basic and Diluted EPS for the year ended December 30, 2006 was a decrease of approximately $0.10 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. For the year ended December 30, 2006, this new classification resulted in a decrease of approximately $119,000 in cash flows from operating activities and an increase of approximately $119,000 in cash flows from financing activities, compared to cash flows from stock-based compensation presented under APB 25.

New Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

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

Reclassifications

Impairment of long-lived assets of approximately $0.3 million in prior years’ financial statements have been reclassified to conform to the fiscal 2006 presentation.

NOTE 3.   DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Obligations

The Company’s debt obligations are comprised of the following (Singapore dollars (“SGD”) and U.S. dollars (“USD”) in thousands):

	December 31, 2005	December 30, 2006
Revolving credit facility (see description below)	$23,746	$29,970
Long-term Debt Obligations:
Term loan payable to a Singapore bank (SGD 3,610 at December 30, 2006), interest payable monthly at 6.75%, principal due in monthly installments from January 2003 through December 2007, secured by substantially all of the assets of ClearLab International and guaranteed by 1-800 CONTACTS, INC.	$3,369	$2,354
Subordinated note payable to the parent of IGEL (SGD 6,754 at December 30, 2006), interest payable monthly at 6.0%, principal due in monthly installments from January 2008 through December 2009, subordinated to a term loan to a Singapore bank, secured by a deed of second assignment of sale proceeds from the Singapore building leasehold and guaranteed by 1-800 CONTACTS, INC. (interest imputed at 7.0%), net of discount of $123 and $90 for fiscal 2005 and fiscal 2006, respectively	4,016	4,404
Unsecured note payable to ClearLab’s chief technology officer (SGD 427 at December 30, 2006), non-interest bearing, due in monthly installments through July 2007 (interest imputed at 7.0%), net of discount of $40 and $7 for fiscal 2005 and fiscal 2006, respectively	673	279
Other	15	—
Total long-term debt obligations	8,073	7,037
Current portion	(1,633)	(2,633)
Long-term debt, net of current portion	$6,440	$4,404

The aggregate amounts of principal maturities of long-term debt at December 30, 2006 are as follows (in thousands):

Fiscal Year:
2007	$2,639
2008	2,283
2009	2,212
2010	—
2011	—
Thereafter	—
7,134
Discounts	(97)
Total, net of discounts	$7,037

The Company has a loan agreement with a U.S. bank providing for a revolving credit facility. On December 4, 2006, the Company entered into a modification agreement to this loan agreement. The modified loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.  There were outstanding letters of credit of $1.5 million as of December 30, 2006 that reduce the total amount available under the modified loan agreement to $38.5 million. As part of this modification agreement, the maturity date of the loan agreement was extended to June 1, 2009. The Company may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on the Company’s maximum leverage ratio, as defined in the agreement. As of December 30, 2006, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of December 30, 2006, the Company’s outstanding borrowings on the credit facility, including bank overdrafts, were $30.0 million and bore interest at the lender’s prime rate minus 1.00 percent (7.25% at December 30, 2006). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on the Company’s maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of the Company’s U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries directly owned by the Company. The modified loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The modified loan agreement does not permit the Company or its subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the agreement. The modified loan agreement also places a limit on the amount the Company can loan to any entity, outside the normal course of business. Additionally, the modified agreement allows the Company to declare or pay cash dividends, to repurchase its stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in the Company’s or its subsidiaries’ condition.

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

Capital Lease Obligations

The Company leases various manufacturing and other equipment under capital lease arrangements. All of the equipment is maintained at the ClearLab facilities in both Singapore and the U.K. The majority of the leases were assumed in connection with the Company’s acquisition of ClearLab. The minimum future lease payments under capital lease obligations as of December 30, 2006 are as follows (in thousands):

Fiscal Year	Amount
2007	$63
2008	25
2009	14
2010	—
2011	—
Total minimum lease payments	102
Less amount representing interest	(10)
Present value of minimum lease payments	92
Current portion	(57)
Capital lease obligations, net of current portion	$35

As of December 30, 2006, the equipment held under capital lease obligations had a cost of approximately $415,000 and accumulated depreciation of approximately $242,000.

NOTE 4.   ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

VisionTec (subsequently renamed ClearLab UK)

On February 24, 2004, the Company completed the acquisition of the stock of VisionTec (subsequently renamed ClearLab UK). The transaction was accomplished as a purchase of all of the stock of the entity. The consideration paid included approximately $3.8 million in cash (including $0.6 million in transaction costs) and 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million. In addition, the Company agreed to pay a per unit royalty on sale of contact lenses to the former shareholders of VisionTec for a period of ten years. The Company has expensed approximately $0.2 million to date for these royalty payments. This transaction was accounted for as an acquisition of assets.

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

Under the terms of the agreement, Menicon licenses from the Company different types of intellectual property, including contact lens material, manufacturing technology and related knowledge. In consideration, Menicon is expected to pay nonrefundable license fees of $18 million, of which $12 million was paid by December 2006. The Company expects to receive $1 million in guaranteed payments in December 2007. The remaining $5 million is expected to be paid as the Company continues to fulfill its obligations and as corresponding milestones relating to Japanese regulatory approval and Menicon’s launch of the product in the Japanese market are met. Of the total $18 million license fee, $10 million is guaranteed. Of the $12 million that has been received, $3 million is based on achievement of a specific milestone and the balance received represents a portion of the guaranteed license fee. The Company had been recognizing the guaranteed portion of the license fees, and the milestone payments, from this agreement on a straight-line basis, limited by the amount of cash received, over the period of the Company’s continued involvement in meeting its obligations, estimated to be through June 2007. During the third quarter of fiscal 2006, due to delays in its initial estimated timeline in completing its obligations under the agreement, the Company determined that the estimated period for meeting its obligations should be through December 2007 rather than June 2007 and has accounted for the change in estimate prospectively and will recognize the unrecognized revenue through December 2007. No license revenue was recognized in fiscal 2004, approximately $4.0 million was recognized in fiscal 2005 and approximately $5.1 million was recognized in fiscal 2006.

Optical Retail Store Partnership

During the latter part of 2004, the Company entered into an agreement with a regional optical retail chain in Utah. Under the terms of the agreement, the companies effectively combined their contact lens business in Utah and began jointly serving these customers in December 2004. The objective of this agreement was to partner with an optical retailer to create a seamless experience for consumers that included exams as well as in-store, phone and online service.

Under the agreement, the Company fulfilled substantially all orders taken at the retail optical chain for contact lenses and both parties shared in the operating results of the combined contact lens business based on a certain allocation percentage. However, during the term of the agreement, the Company guaranteed that the retail chain would receive at least $0.5 million of annual earnings under the arrangement. Additionally, the Company committed to purchase approximately $0.3 million per year in inventory from the retail chain’s source of supply. Under the arrangement, the Company recorded gross revenues for all orders fulfilled and recorded selling, general and administrative expense for the retail chain’s share of the net operating results.

Although this agreement expired in January 2006, both parties continued to operate their contact lens businesses under the arrangement described above through October 2006, at which time the Company decided not to renew this agreement.

Doctor Referral Network.   The Company is currently expanding its national doctor referral network with select independent practitioners and optical retail chains and currently has nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, the Company can facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves the Company’s ability to capture new customers and retain its current customers.

Supplier Agreements.   The Company purchases products directly from manufacturers, including Johnson & Johnson Vision Care, CIBA Vision, CooperVision and Bausch & Lomb as well as from distributors. On January 31, 2007 the Company announced that it had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers. The Company believes that it will be able to satisfy the various conditions of these agreements which will allow the Company to operate under these agreements through 2016. The Company has purchased directly from the fourth largest manufacturer/supplier, Bausch & Lomb, without a written agreement since 2001 and based on its longstanding relationship and recent discussions with this supplier, the Company does not expect this direct relationship to change.  As part of its ongoing relationship with its suppliers, the Company periodically reviews its specific marketing plans and negotiates cooperative marketing programs and product pricing.

NOTE 5.   RESTRUCTURINGS

The Company has undergone an extensive review of  ClearLab’s manufacturing operations. Based on this review, on February 16, 2007, the Board of Directors of the Company authorized management to close the Company’s ClearLab manufacturing operations in United Kingdom and to consolidate ClearLab operations in Singapore upon completion of the consultation process mandated by United Kingdom law. That consultation process has now been satisfied, and the Company is proceeding with the closure and consolidation. The Company expects to complete the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipates that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. The Company anticipates that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

During fiscal 2006 the Company expensed $1,040,000 relating to these activities, of which $1,020,000 was accrued as of December 30, 2006.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

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

To satisfy the prescription verification requirement of the FCLCA, a contact lens seller must either obtain a copy of the prescription or verify the prescription by direct communication with the prescriber. Consistent with this requirement, the Company requires all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that the Company can verify their prescription. If the Company does not have a valid copy of the customer’s prescription, the Company directly communicates to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that it will proceed with the sale based on this prescription information unless the prescriber advises it within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises the Company within this time period that the customer’s prescription is expired or otherwise invalid, the Company cancels the customer’s order. On the other hand, if the prescriber either advises the Company that the prescription is valid or fails to respond properly within the required time period, the Company completes the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. The Company retains copies of the written prescriptions that it receives and maintains records of its communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and the Company may alter its prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

The Company is involved in legal proceedings generally incidental to its business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not have a material impact on the Company’s financial position, liquidity, or results of operations.

Operating Leases

The Company leases land, office and warehouse facilities and certain equipment under noncancelable operating leases. Lease expense for fiscal 2004, 2005 and 2006 totaled approximately $2,029,000, $2,101,000 and $2,325,000, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year	Amount
2007	$1,893
2008	1,671
2009	1,407
2010	229
2011	183
Thereafter	2,172
$7,555

Sales Tax

The Company’s direct mail business is located, and most of its operations are conducted, from the state of Utah. The Company remits sales/use taxes for the states of Utah and Washington. The Company does not collect sales or other similar taxes for any other out-of-state sales. However, various states have sought to impose state sales tax collection obligations on out-of-state mail-order companies, such as the Company. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of advertising materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied on a prospective basis.

Advertising Commitments

As of December 30, 2006, the Company had entered into certain noncancelable commitments with various advertising companies that will require the Company to pay approximately $9.3 million for advertising during 2007.

Purchase Commitments

As of December 30, 2006, the Company had entered into certain noncancelable commitments with a certain supplier that will require the Company to purchase approximately $1.8 million of inventory during fiscal 2007.

Other Commitments

As of December 30, 2006, the Company had remaining minimum service commitments with certain telecommunications providers of approximately $1.0 million through fiscal 2009.

In connection with the acquisition of ClearLab International, the Company entered into an employment agreement with the chief technology officer of ClearLab International. Under the provisions of the agreement and at the time of the acquisition, the Company was required to pay SGD1,125,000 (USD $734,000) over the five-year term of the agreement for employment. If employment is terminated for any reason other than cause, the Company is obligated to pay any unpaid amounts under the agreement at that time. As of December 30, 2006, the Company has paid approximately SGD994,000 (USD $648,000) of this obligation.

Also in connection with the acquisition of ClearLab International, certain technologies and intellectual property were assigned to the Company for use in new products. In the event the Company, in its sole discretion, decides to exploit the technologies, the Company will be required to pay commissions on a per unit basis of applicable products sold beginning one year after the date of the acquisition and ending five years after the termination of the employment agreement with the chief technology officer entered into in connection with the acquisition. If the Company decides to exploit the technologies but has not yet exploited them by July 2005, the Company will pay a commission of SGD1,000,000 (USD $652,000) and SGD1,000,000 for each year thereafter until the Company has exploited the technologies. In the event that the Company decides, in its sole discretion, not to exploit the technologies, the Company shall assign the technologies back to the seller in exchange for the forfeiture of any unvested options for the purchase of 270,000 shares of common stock that were issued under this agreement. As of December 30, 2006, the Company had not exploited these technologies; although the Company plans to exploit the technologies in the future. During fiscal 2005 the Company paid the commission of SGD1,000,000 (USD $595,000) and 90,000 of the options vested.  During fiscal 2006 the Company paid the commission of SGD1,000,000

(USD $630,000) and 90,000 of the options vested for an accumulated total of 180,000 options vested through December 30, 2006.

NOTE 7.   COMMON STOCK TRANSACTIONS

The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the company’s common Stock. A purchase of the full 3,000,000 shares would equal approximately 22 percent of the total shares issued as of December 30, 2006. The repurchase of common stock is subject to market conditions and is accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. From inception of its authorized repurchase programs through December 30, 2006, the Company had repurchased 1,706,500 shares for a total cost of approximately $22.1 million. No shares were repurchased under this authorized program by the Company during fiscal 2005 or fiscal 2006. The repurchased shares were retained as treasury stock. As of December 30, 2006, none of the shares repurchased under this authorized program remain in treasury as these shares were used to acquire ClearLab International and Lens 1st/Lens Express.  Additionally, during the fiscal 2006 period the Company repurchased 8,321 shares for a total cost of approximately $0.1 million associated with the minimum statutory personal income tax withholding required for the vesting of restricted stock awards. The repurchased shares were retained as treasury stock.

During fiscal 2004, the Company completed the acquisition of VisionTec (subsequently renamed ClearLab UK) and issued 155,084 shares of the Company’s common stock with a fair value of approximately $3.2 million (see Note 4).

NOTE 8.   STOCK OPTIONS AND STOCK GRANTS

Stock Options.   The Company has established a stock incentive plan that provides for the issuance of a maximum of 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of December 30, 2006, 160,986 shares were available for future granting.

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

Stock options remained outstanding under various plans as of January 1, 2006. There have been no options granted from these plans during fiscal 2006. Under SFAS No. 123, pro-forma expense for stock options was calculated using a straight-line vesting schedule over the vesting period of approximately four years. Had the Company used the fair value based accounting method for stock option expense prescribed by SFAS No. 123, the Company’s net loss and net loss per share for the fiscal years ended January 1, 2005 and December 31, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Fiscal Year
	2004	2005
Net loss:
As reported	$(616)	$(2,605)
Deduct: Fair-value based compensation, net of tax	(1,534)	(952)
Pro forma	$(2,150)	$(3,557)
Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.20)
Pro forma	$(0.16)	$(0.27)

The Company’s stock option activity during fiscal 2005 and 2006 is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2005	1,406	$20.97
Granted	1	22.00
Exercised	(40)	9.44
Forfeited or expired	(124)	25.52
Options outstanding at December 31, 2005	1,243	20.90
Exercised	(23)	8.20
Forfeited or expired	(95)	23.85
Options outstanding at December 30, 2006	1,125	$20.96	3.53	$2,524
Options vested and expected to vest at December 30, 2006	1,108	$20.83	3.54	$2,524
Options exercisable at December 30, 2006	1,015	$20.24	3.60	$2,524

The total intrinsic value of options exercised during the year ended December 30, 2006 totaled approximately $0.1 million. The total intrinsic value of options exercised during the year ended December 31, 2005 totaled approximately $0.4 million.  The weighted average fair value of stock option grants was $ $11.30 for  fiscal 2005.

The fair value of options granted during fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

2005
Risk-free interest rate	3.7%
Expected dividend yield	0.0%
Volatility	66%
Expected life	5 years

For the year ended December 30, 2006, stock option expense was recognized on a straight-line basis over the four-year vesting period. Approximately $1.0 million was charged to expense in the year ended December 30, 2006 related to stock options. The Company has applied a weighted average forfeiture assumption of 15.03% in the calculation of such expense.

As of December 30, 2006, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Cash received from option exercises during the year ended December 30, 2006 was approximately $0.2 million. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the year ended December 30, 2006, was approximately $52,000, which was credited to additional paid-in capital.

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

For the last three quarters of fiscal 2006, the Company granted an aggregate of 115,201 shares of restricted stock to various employees of the Company. The restricted share grants were valued at the closing stock price on the date of each grant which ranged from $13.93 to $16.38. These restricted share grants include both time-vesting and performance vesting restricted shares. Of the time-vested shares granted during this period, 79,900 vest within one year. The remaining time-vested shares vest equally over a four-year period or five-year period. The performance-vesting shares have similar vesting provisions as those discussed above with respect to Company employees.  An additional 25,000 shares of restricted common stock were granted to a previous employee as part of a separation agreement. This grant included both time-vesting and performance-vesting restricted shares and was valued at the closing stock price on the date of the grant, November 20, 2006, which was $16.29. The time-vesting shares vest within approximately one year from the date of grant and the performance-vesting shares are based on various change in control provisions involving the Company and its subsidiaries as discussed above.

A summary of the Company’s activity relating to restricted share awards during fiscal 2004, 2005 and 2006 was as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Unvested at January 3, 2004	8	$15.28
Vested	(1)	15.28
Unvested at January 1, 2005	7	$15.28
Granted	30	21.39
Vested	(1)	15.28
Unvested at December 31, 2005	36	$20.37
Granted	792	13.64
Vested	(60)	14.14
Forfeited or cancelled	(206)	13.14
Unvested at December 30, 2006	562	$14.20

For the year ended December 30, 2006, approximately $1.2 million was charged to expense relating to the amortization of the time-vested restricted share awards. At December 30, 2006, unrecognized compensation expense, including estimated forfeitures related to time-vested restricted share awards totaled approximately $4.1 million and will be recognized over a weighted average period of 3.22 years. The fair value of restricted share awards that vested during the years ended January 1, 2005, December 31, 2005 and December 30, 2006 totaled approximately $15,000, $8,000 and $884,000, respectively. Total tax benefit generated from vested restricted share awards as of January 1, 2006 for the year ended December 30, 2006, was approximately $50,000, which was credited to additional paid-in capital.

Expense related to performance-vesting shares will be recognized once it is determined “probable” that the operational milestones will be met. At the time the achievement of these operational milestones are considered “probable”, the Company will record a cumulative catch-up for the amount of expense that should have been recognized from the date of the grant to the date it was determined achievement was probable and recognize the remaining expense on a straight-line basis through the estimated date of achievement. Total gross compensation expense, excluding any estimate of forfeitures related to the outstanding performance-vesting shares, will be approximately $3.0 million.

NOTE 9.   RELATED PARTY TRANSACTIONS

In connection with the ClearLab International acquisition, the Company issued certain notes payable to related parties (see Note 3).

During fiscal 2004, 2005 and 2006, the Company incurred expenses of approximately $1.4 million, $1.1 million and $0.8 million, respectively, to legal firms in which members of the Company’s Board of Directors are partners. These fees represent the total amount incurred each year subsequent to the individuals joining the Company’s Board of Directors.

NOTE 10.   INCOME TAXES

Income (loss) before income taxes consists of the following components for fiscal 2004, 2005 and 2006 (in thousands):

	Fiscal Year
	2004	2005	2006
U.S. operations	$10,459	$16,051	$23,022
Foreign operations	(7,777)	(13,428)	(35,525)
	$2,682	$2,623	($12,503)

The components of the provision for income taxes for fiscal 2004, 2005 and 2006 are as follows (in thousands):

	Fiscal Year
	2004	2005	2006
Current provision:
Federal	$(4,201)	$(6,152)	$(8,448)
State	(640)	(903)	(1,272)
Foreign	(374)	(225)	(299)
Total current provision for income taxes	(5,215)	(7,280)	(10,019)
Deferred benefit (provision):
Federal	760	576	55
State	114	87	8
Foreign	1,813	1,414	7,923
Change in valuation allowance	(770)	(25)	(7,923)
Total deferred benefit for income taxes	1,917	2,052	63
Total provision for income taxes	$(3,298)	$(5,228)	$(9,956)

The Company is subject to income taxes in the U.S., the U.K. and Singapore. The majority of the Company’s current income tax provision for the fiscal years relates to income generated in U.S. tax jurisdictions. The portion of the current provisions that relates to foreign operations is due to Japanese withholding tax on license payments. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction. Also, during fiscal 2004 and 2005, the deferred benefit that relates to foreign operations, primarily represents the income tax benefit for U.K. losses which are carried forward indefinitely. This benefit was recorded because the related deferred tax assets were expected to reverse over the same periods as the deferred tax liabilities. For fiscal 2006, a full valuation allowance has been recorded for deferred benefits that relate to foreign operations.

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate for fiscal 2004, 2005 and 2006:

	Fiscal Year
	2004	2005	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	12.7	20.2	(6.6)
Non-deductible lobbying expenses	1.1	12.7	(7.4)
Foreign	47.9	128.3	(39.0)
Change in foreign deferred tax assets valuation allowance	25.6	1.0	(63.4)
Other	0.7	2.1	1.8
	123.0%	199.3%	(79.6)%

The Company’s effective income tax rate on the U.S. pre-tax income is 38.7%, 39.8% and 42.0% for fiscal 2004, 2005 and 2006, respectively.

The components of the deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2005	December 30, 2006
Deferred income tax assets:
Accrued reserves	$1,181	$1,034
Intangibles amortization	1,017	896
Depreciation and amortization	—	2,046
Interest	143	886
Restricted stock and stock options compensation	—	426
Inventory capitalization	53	41
Unearned revenue	375	744
Foreign operating loss carry forwards	1,547	5,329
Other	397	523
	4,713	11,925
Valuation allowance	(1,218)	(9,141)
Deferred income tax liabilities:
Depreciation and amortization	(784)	—
Net deferred income tax asset	$2,711	$2,784
Balance sheet classification:
Net deferred income tax asset—current	$1,624	$1,886
Net deferred income tax asset—noncurrent	1,087	898
	$2,711	$2,784

As of December 30, 2006, the Company has a net operating loss carry-forward for U.K. income tax purposes of approximately GBP4,753,000 (USD$9,312,000), which does not expire. This results in a deferred income tax asset of approximately $2,794,000. As of December 30, 2006, the company has a net operating loss carry-forward for Singapore income tax purposes of approximately SGD 19,389,000 (USD$ 12,643,000). This results in a deferred income tax asset of approximately $2,529,000, which does not expire.

In December 2005, the Company’s U.K. entity transferred certain intellectual property to the Company’s Singapore entity which resulted in a reduction of certain deferred tax assets and deferred tax liabilities.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. As of December 30, 2006, the Company has provided valuation allowances of $9,057,000 against its foreign deferred tax assets and $84,000 against its U.S. deferred tax assets. Given the uncertainty with respect to realization of the foreign deferred tax assets, the Company recorded a valuation allowance for the full amount of deferred income tax assets in excess of taxable temporary differences in Singapore and the U.K., as it is more likely than not that these deferred tax assets will not be realized. The U.S. valuation allowance relates to a specific capital loss carryforward.

During fiscal 2003, the Company’s Singapore operations applied for a pioneer tax certificate. This pioneer tax certificate allowed for a seven-year tax holiday that reduced the Singapore statutory tax rate to 0% on qualified income for 2003 and future periods through the end of the tax holiday. Through the first quarter of fiscal 2006, the Company’s Singapore operations had met the requirements for the pioneer tax certificate in Singapore. During the second quarter of fiscal 2006 the Company elected not to finalize the pioneer tax certificate in order to renegotiate the potential benefits and time period for a pioneer tax certificate in Singapore. Without the tax holiday, the Singapore statutory tax rate is 20%. During fiscal 2006, the Company did not record a tax benefit for the loss from the operations of ClearLab International due to the uncertainty with respect to the realization of a tax benefit in Singapore relating to losses.  During fiscal 2006 the Company recorded a current tax provision in Singapore due to Japanese withholding tax on payments received from the Japanese license agreement. The foreign tax credit for this Japanese withholding tax is not eligible for carryforward in the Singapore tax jurisdiction.

For fiscal 2005, the Company did not record a deferred  asset nor the valuation allowance due to meeting the current requirements of the pioneer tax certificate during 2005. Under this pioneer tax certificate, because of a zero tax rate, losses generated during the pioneer certificate period would not be available for carryover to offset income in post-pioneer certificate periods.

Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there may be transactions and calculations where the ultimate tax determination is uncertain. Because the Company is subject to audit by tax authorities, accruals for tax contingencies are provided for. During fiscal 2005, the Company’s U.S. federal income tax return was audited for the fiscal year 2003 by the Internal Revenue Service. This audit resulted in an assessment in January 2006 of less than $10,000 primarily due to temporary differences. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company has not provided for U.S. deferred income taxes or for foreign withholding taxes on the undistributed earnings of its subsidiaries. Foreign earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. However, as of December 30, 2006, all foreign subsidiaries are in an accumulative loss position. The Company’s intent is for foreign earnings to be reinvested by the subsidiaries.

NOTE 11.   PREFERRED STOCK

The Company has 1,000,000 shares authorized of $.01 par value preferred stock. For fiscal 2005 and 2006, no shares were issued or outstanding. The Company’s Board of Directors may, without further action by its stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

NOTE 12.   SEGMENT INFORMATION

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

Fiscal Year 2006	U.S. Retail	International	Eliminations	Total
Net sales	$227,868	$20,808	$—	$248,676
Gross profit	88,928	2,239	275	91,442
Research and development	10	6,047	—	6,057
Restructuring charges	—	1,040	—	1,040
Impairment of goodwill and long-lived assets	—	18,540	—	18,540
Other selling, general and administrative expense	49,508	11,566	—	61,074
Income (loss) from operations	21,903	(36,389)	275	(14,211)
Depreciation and amortization	5,472	4,999	—	10,471
Capital expenditures	2,323	3,990	—	6,313

Fiscal Year 2005	U.S. Retail	International	Eliminations	Total
Net sales (International segment includes intersegment sales of ($1,194)	$219,559	$19,585	$(1,194)	$237,950
Gross profit (loss)	86,438	2,496	(250)	88,684
Research and development	103	3,066	—	3,169
Impairment of goodwill and long-lived assets	—	287	—	287
Other selling, general and administrative expense	42,494	7,280	—	49,774
Income (loss) from operations	15,389	(9,405)	(250)	5,734
Depreciation and amortization	4,988	3,932	—	8,920
Capital expenditures	5,832	9,633	—	15,465

Fiscal Year 2004	U.S. Retail	International	Eliminations	Total
Net sales	$204,406	$7,272	$—	$211,678
Gross profit (loss)	82,187	(251)	—	81,936
Research and development	536	2,441	—	2,977
Purchased in-process research and development	—	83	—	83
Other selling, general and administrative expense	38,032	4,686	—	42,718
Income (loss) from operations	11,588	(8,187)	—	3,401
Depreciation and amortization	4,460	3,462	—	7,922
Capital expenditures	2,862	5,544	—	8,406

The following reconciles total segment income from operations to income before provision for income taxes for the applicable fiscal years (in thousands):

	2004	2005	2006
Income (loss) from operations	$3,401	$5,734	$(14,211)
Interest expense	(1,573)	(1,484)	(2,000)
Foreign currency transaction gain (loss)	868	(1,444)	3,820
Other income (expense), net	(14)	(183)	(112)
Income (loss) before provision for income taxes	$2,682	$2,623	$(12,503)

Identifiable segment assets as of December 31, 2005 and December 30, 2006 are as follows (in thousands):

	Fiscal Year 2006
	U.S. Retail	International	Total
Long-lived assets excluding goodwill, net	$10,292	$28,763	$39,055
Goodwill	22,304	—	22,304
Total assets	50,933	49,592	100,525

	Fiscal Year 2005
	U.S. Retail	International	Total
Long-lived assets excluding goodwill, net	$12,826	$30,727	$43,553
Goodwill	22,304	13,101	35,405
Total assets	54,758	60,187	114,945

Long-lived assets, net by location are as follows for the fiscal years ended (in thousands):

	2005	2006
United States	$35,130	$32,596
Singapore	34,715	21,520
United Kingdom	9,113	7,243
	$78,958	$61,359

ClearLab generates a substantial portion of its revenue from the manufacture and sale of contact lenses from a concentration of a few large customers. During fiscal 2006, ClearLab generated approximately 41%, 12% and 9% of these revenues, respectively, from its three largest customers. During fiscal 2005, ClearLab generated approximately 31%, 9% and 7% of these revenues, respectively, from its three largest customers.

NOTE 13.   RETIREMENT AND SAVINGS PLAN

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all of its employees. Eligible employees may contribute, through payroll deductions, up to the statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum Company contribution of three percent of a participant’s eligible compensation. The Company contributed approximately $188,000, $242,000 and $339,000 to the plan during fiscal 2004, 2005 and 2006, respectively.