Form 10-Q
period 2007-03-31
1 800 CONTACTS INC
filed 2007-05-10
CIK 1050122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☐ Yes                ☒ No

As of May 3, 2007, the Registrant had 14,009,591 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 30,	March 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash	$2,737	$616
Accounts receivable, net	3,577	3,711
Other receivables	1,825	1,885
Inventories	24,325	23,738
Deferred income taxes	1,886	1,766
Other current assets	2,816	1,465
Total current assets	37,166	33,181
PROPERTY AND EQUIPMENT, net	27,555	26,425
DEFERRED INCOME TAXES	898	920
GOODWILL	22,304	22,304
DEFINITE-LIVED INTANGIBLES, net	11,500	10,969
OTHER ASSETS	1,102	912
Total assets	$100,525	$94,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	2,633	2,476
Current portion of capital lease obligations	57	27
Income taxes payable	722	2,428
Accounts payable	10,821	11,057
Accrued liabilities	10,013	8,770
Unearned revenue	3,348	2,167
Total current liabilities	27,594	26,925
LONG-TERM LIABILITIES:
Line of credit	29,970	26,144
Long-term debt, net of current portion	4,404	3,934
Capital lease obligations, net of current portion	35	29
Other long-term liabilities	844	226
Total long-term liabilities	35,253	30,333
STOCKHOLDERS’ EQUITY:
Common stock, 13,424 and 13,443 issued, respectively	134	135
Additional paid-in capital	51,047	51,842
Treasury stock at cost, 8 and 9 shares, respectively	(133)	(137)
Accumulated deficit	(12,846)	(13,798)
Accumulated other comprehensive loss	(524)	(589)
Total stockholders’ equity	37,678	37,453
Total liabilities and stockholders’ equity	$100,525	$94,711

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	April 1,	March 31,
	2006	2007
NET SALES	$63,491	$67,421
COST OF GOODS SOLD	39,013	43,049
Gross profit	24,478	24,372

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	3,983	4,421
Legal and professional	1,125	1,630
Research and development	1,328	1,251
Restructuring charges	—	110
Other selling, general and administrative	13,679	14,963
Total selling, general and administrative expenses	20,115	22,375

INCOME FROM OPERATIONS	4,363	1,997
OTHER INCOME (EXPENSE), net	313	(350)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,676	1,647
PROVISION FOR INCOME TAXES	(3,495)	(2,659)
NET INCOME (LOSS)	$1,181	$(1,012)

PER SHARE INFORMATION:
Basic and diluted net income (loss) per common share	$0.09	$(0.08)

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,181	$(1,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,298	2,511
Amortization of debt issuance costs and discounts	56	52
Foreign currency exchange gain	(732)	(212)
Stock-based compensation	367	723
Tax benefits from share-based payment exercises	(27)	(45)
Loss on sale of property and equipment	2	22
Deferred income taxes	(216)	98
Changes in operating assets and liabilities:
Accounts receivable, net	623	79
Inventories, net	40	666
Other receivables	174	(60)
Other current assets	1,619	1,335
Income taxes payable	3,551	1,811
Accounts payable	2,182	23
Accrued liabilities	1,528	(1,257)
Unearned revenue	164	(1,199)
Net cash provided by operating activities	12,810	3,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,658)	(1,067)
Purchase of definite-lived intangible assets	—	(64)
Deposits and other	(106)	47
Net cash used in investing activities	$(2,764)	$(1,084)

	Quarter Ended
	April 1,	March 31,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$97	$28
Purchase of treasury stock	—	(4)
Excess tax benefits from share-based payment exercises	27	45
Net repayments on line of credit	(10,684)	(3,826)
Principal payments on capital lease obligations	(46)	(37)
Principal payments on long-term debt	(464)	(711)
Net cash used in financing activities	(11,070)	(4,505)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(50)	(67)

NET DECREASE IN CASH	(1,074)	(2,121)
CASH AT BEGINNING OF PERIOD	1,481	2,737
CASH AT END OF PERIOD	$407	$616

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$430	$537
Cash paid for income taxes	150	750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Effective December 31, 2006, we adopted the provisions of Financial Account Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  As a result of the implementation of FIN 48, we recognized a $60 decrease to our liability for income taxes payable, and a corresponding decrease to our fiscal 2007 accumulated deficit beginning balance.

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the accompanying condensed consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of our operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.

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

NOTE 2.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Elements of cost in our manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight-in.   Inventories consisted of the following (in thousands):

	December 30,	March 31,
	2006	2007
Purchased contact lenses and accessories	$12,689	$13,011
Manufactured inventories:
Raw materials	801	522
Work in process	985	933
Finished goods contact lenses	9,850	9,272
Total	$24,325	$23,738

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 30, 2006 and March 31, 2007, reserves for excess and obsolete inventories were approximately $1.2 million and $0.7 million, respectively.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock using the treasury stock method.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  Additionally, we have not reflected performance based unvested stock awards in Diluted EPS since the performance conditions were not satisfied as of March 31, 2007.  For the quarters ended April 1, 2006 and March 31, 2007, options to purchase 690,134 and 1,118,198 shares of common stock, respectively, as well as 32,041 and 564,525 shares of unvested common stock, respectively, were not included in the computation of Diluted EPS because the effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended April 1, 2006			Quarter Ended March 31, 2007
	Net Income	Shares	Per-Share Amount	Net (Loss)	Shares	Per-Share Amount
Basic EPS	$1,181	13,345	$0.09	$(1,012)	13,420	$(0.08)
Effect of stock options		96			——
Effect of unvested stock awards		——			——
Diluted EPS	$1,181	13,441	$0.09	$(1,012)	13,420	$(0.08)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarters ended April 1, 2006 and March 31, 2007 consists of the following components (in thousands):

	Quarter Ended
	April 1, 2006	March 31, 2007
Net income (loss)	$1,181	$(1,012)
Foreign currency translation	(1)	(65)
Comprehensive income (loss)	$1,180	$(1,077)

The foreign currency translation loss results primarily from changes in exchange rates relative to the U.S. dollar from the translation of our Singapore and United Kingdom subsidiaries’ financial statements.

NOTE 5.  STOCK-BASED COMPENSATION

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all awards made thereafter.  All of our stock-based awards, which are stock options and restricted stock awards, are classified as equity instruments.  Compensation cost recognized in fiscal 2006 and in fiscal 2007 for unvested options as of January 1, 2006 was based on the grant-date fair value, using the Black-Scholes model, estimated in accordance with the original provisions of SFAS No. 123.

Stock-based expense for the first quarter of fiscal 2006 and 2007 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006.  Stock-based compensation expense for employees and non-employee directors for the first quarter of fiscal 2006 and 2007 totaled approximately $0.4 million and $0.7 million, respectively.  The excess income tax benefit related to stock-based expense during the first quarter of fiscal 2006 and 2007 was approximately $27,000 and $45,000, respectively.

Stock–Based Award Plans

Stock Options. We have established a stock option plan that provides for the issuance of a maximum 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of both incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of March 31, 2007, 137,604 shares are available for future granting.

Prior to the establishment of the stock option plan, we issued nonqualified stock options to various key employees, a consultant and a director of the Company.

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

Stock options remained outstanding under various plans as of January 1, 2006. No stock options were granted from these plans during fiscal 2006 or the first quarter of fiscal 2007.  Our stock option activity during the first quarter of fiscal  2007 is as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Quarter Ended March 31, 2007	Options	Price	Life (Years)	Value
Options outstanding at December 30, 2006	1,125	$20.96
Exercised	(5)	5.32
Forfeited	—	—
Expired	(2)	32.95

Options outstanding at March 31, 2007	1,118	$20.97	3.30	$2,707

Options vested and expected to vest at March 31, 2007	1,106	$20.89	3.30	$2,707

Options exercisable at March 31, 2007	1,034	$20.38	3.32	$2,707

The total intrinsic value of options exercised total approximately $0.1 million during both quarters ended April 1, 2006 and March 31, 2007.

For the quarters ended April 1, 2006 and March 31, 2007, stock option expense was recognized on a straight-line basis over the four year vesting period.  Approximately $0.3 and $0.2 million was charged to expense in the first quarter of fiscal 2006 and 2007, respectively. We have applied a weighted average forfeiture assumption of approximately 15% in the calculation of such expense in the quarters ended April 1, 2006 and March 31, 2007.

As of March 31, 2007, there was approximately $0.3 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Cash received from option exercises during the first quarter of fiscal 2006 was approximately $0.1 million, whereas the cash received from option exercises during the first quarter of fiscal 2007 was approximately $28,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during the first quarter of fiscal 2007, was approximately $24,000 which was credited to additional paid-in capital.

Restricted Share Awards. During the first quarter of fiscal 2006 and 2007 we granted 599,096 and 25,454 shares of restricted common stock, respectively, to various employees and executives of the Company.  The restricted share grants were valued at the closing stock price on the date of the grant, which was $13.14 for the 2006 grants and ranged from $16.28 to $17.10 for the 2007 grants. The restricted share grants include both time-vesting and performance-vesting restricted shares.  The time-vesting shares for the 2006 grants vest 20% per year, beginning November 30, 2006 and ending November 30, 2010.  All the 2007 grants were time-vesting shares and vest 20% per vesting period; 10,500 of the 2007 grants included provisions that vested 20% of the shares on February 25, 2007 and then the remaining unvested portion of the shares vest 20% per year through February 25, 2011; 270 of the 2007 grants vest 20% per year beginning January 25, 2008 and ending January 25, 2012; and the remaining 14,684 grants made during 2007 vest 20% per year beginning February 25, 2008 and ending February 25, 2012.  All first quarter fiscal 2006 performance-vesting shares vest upon achievement of certain operational milestones - such as obtaining sources for “doctors only” lenses on competitive terms, development of certain contact lens products and the achievement of an eight quarter cumulative financial target of at least $81 million consolidated earnings before taxes by or before the end of fiscal 2010.   Both the time-vesting and the performance-vesting shares are subject to various change in control provisions involving us and our subsidiaries that may result in the accelerated vesting of unvested shares as well as conversion of unvested shares  into a cash amount at the time of the change in control.

During the first quarter of fiscal 2006 we also granted 50,000 shares of restricted common stock to our five non-employee directors.  These grants vest equally over a three-year period; the vesting of these awards will be accelerated upon a change in control of the Company.  The restricted share grants were also valued at the closing stock price on the date of the grant which was $13.14.  An additional 2,500 shares of restricted common stock were granted to one non-employee director during the first quarter of fiscal 2006.  This restricted share grant was valued at the closing stock price on the date of the grant, which was $13.28; and all shares vested on July 28, 2006.

Our activity relating to restricted share awards during the first quarter of fiscal 2006 and 2007 was as follows (in thousands, except fair values):

	Number of Restricted	Weighted Average Grant Date Fair
Quarter Ended March 31, 2007	Share Awards	Value Per Award
Unvested at December 30, 2006	562	$14.20
Granted	26	17.09
Vested	(23)	15.18
Forfeited and expired	—	—
Unvested at March 31, 2007	565	$14.29

For the first quarter of fiscal 2006 and 2007, approximately $0.1 million and $0.5 million, respectively, were charged to expense relating to the amortization of the time-vested restricted share awards.  At March 31, 2007, unrecognized compensation expense, including estimated forfeitures related to time-vested restricted share awards totaled approximately $3.9 million and will be recognized over a weighted average period of approximately 3.0 years, respectively.  The fair value of restricted share awards that vested during the quarters ended April 1, 2006 and March 31, 2007 totaled approximately $0.1 million and $0.4 million, respectively.  Total tax benefit generated from vested restricted share awards for the quarter ended March 31, 2007 was approximately $21,000 which was credited to additional paid-in capital.

Expense related to performance-vesting shares will be recognized once it is determined “probable” that the operational milestones will be met.  At the time the achievement of these operational milestones are considered “probable”, we will record a cumulative catch-up for the amount of expense that should have been recognized from the date of the grant to the date it was determined achievement was probable and recognize the remaining expense on a straight-line basis through the estimated date of achievement.  Total gross compensation expense, excluding any estimate of forfeitures related to the outstanding performance-vesting shares, will be approximately $3.0 million.  As of March 31, 2007, we do not believe that the achievement of the operational milestones is probable.

NOTE 6.  DEBT OBLIGATIONS

We have a loan agreement with a U.S. bank providing for a revolving credit facility that matures on June 1, 2009.  The loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.   There were outstanding letters of credit of $1.5 million as of March 31, 2007 that reduce the total amount available under the loan agreement to $38.5 million.  We may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on our maximum leverage ratio, as defined in the agreement. As of March 31, 2007, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of March 31, 2007, our outstanding borrowings on the credit facility, including bank overdrafts, were $26.1 million and bore interest at the lender’s prime rate minus 1.00 percent (7.25% at March 31, 2007). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on our maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of our U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries owned directly by us. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The loan agreement does not permit us or our subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the agreement. The loan agreement also places a limit on the amount we can loan to any entity, outside the normal course of business. Additionally, the loan agreement allows us to declare or pay cash dividends, to repurchase our stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in our or our subsidiaries’ condition.

As of March 31, 2007, we had a term loan payable to a Singapore bank with a principal balance of SGD$2,707,000 (USD$1,785,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of March 31, 2007, we also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,771,000 (USD$4,463,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

As of March 31, 2007, we had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$246,000 (USD$162,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

Cross default clauses exist such that if we were in default on our U.S. debt, we would also be in default on our Singapore debt. If we were in default on our Singapore bank term loan, we would also be in default on our note payable to the former parent of ClearLab International and our loan agreement with our U.S. bank.

NOTE 7.    STRATEGIC REVIEW AND RESTRUCTURINGS

On July 26, 2006 ClearLab introduced its AquaSoft Singles product.  We engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, we have committed to a separation of ClearLab from the U.S. Retail business and are currently assessing various strategic options.  This separation will likely be accomplished in two separate transactions — one for the flat pack technology and intellectual property and one for ClearLab’s Singapore operation.  As such, we announced on May 8, 2007 that we have entered into a Memorandum of Understanding (“MOU”) to sell ClearLab’s Singapore operation to Mi Gwang Contact Lens Co., Ltd., a Korean based contact lens manufacturer.  The MOU includes a $1 million break-up fee that is applicable if either party does not execute a purchase agreement. We expect to execute the purchase agreement and close the transaction during the second quarter of fiscal 2007.  We are still assessing various strategic options for the intellectual property and flat pack technology.

We have also undergone an extensive review of ClearLab’s manufacturing operations.  Based on this review, we made the decision to consolidate ClearLab operations in Singapore and are proceeding with the closure and consolidation.  We substantially completed the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipate that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. We anticipate that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

During fiscal 2006 and the first quarter of fiscal 2007, we expensed $1,040,000 and $110,000, respectively, relating to these activities.

Of these expensed amounts, the following amounts were accrued as of December 30, 2006 and March 31, 2007:

Accrual at December 30, 2006	$1,020
Additions	110
Payments	(1,095)
Accrual at March 31, 2007	$35

We announced in the first quarter of fiscal 2007 that our strategic review to determine how to maximize value through a ClearLab separation has been broadened to include a strategic review of the U.S. Retail business and  we are currently progressing with this review.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act (“FCLCA”). The FCLCA requires a seller, prior to selling contact lenses to a consumer, to either (i) obtain an actual copy of the consumer’s prescription or (ii) verify the consumer’s prescription by direct communication with the customer’s prescriber. Consistent with this requirement, our current operating practice is to require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that we can verify their prescription by direct communication with their prescriber. If we do not have a valid copy of the customer’s prescription, we directly communicate to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, informs the prescriber that we will proceed with the sale based on this prescription information unless the prescriber advises us within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises us within this time period that the customer’s prescription is expired or otherwise invalid, our practice is to cancel the customer’s order. On the other hand, if the prescriber either advises us that the prescription is valid or fails to respond properly within the required time period, our practice is to complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. We retain copies of the written prescriptions that we receive and maintain records of our communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and we may alter our prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

We are involved in legal proceedings generally incidental to our business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not have a material impact on our financial position, liquidity, or results of operations.

Advertising Commitments

As of March 31, 2007, we had entered into certain noncancelable commitments with various advertising companies that will require us to pay approximately $6.3 million during the remainder of 2007.

NOTE 9.  SEGMENT INFORMATION

We have two operating segments. These operating segments represent the components of our Company for which separate financial information is available and they are evaluated regularly by management in determination of resource allocation and performance assessment. Our U.S. Retail segment includes the operations of 1-800 CONTACTS, a direct marketer of replacement contact lenses. Our International segment includes the operations of ClearLab International and ClearLab UK, developers, marketers, manufacturers and distributors of contact lenses and includes revenue from the Japanese license and royalty agreement.   Operating segment information for the first quarter ended April 1, 2006 and March 31, 2007 is as follows (in thousands):

Quarter Ended April 1, 2006	U.S. Retail	International	Eliminations	Total
Net sales	$59,173	$4,318	$—	$63,491
Gross profit	23,624	638	216	24,478
Research and development	10	1,318	—	1,328
Other selling, general and administrative expense	11,713	1,966	—	13,679
Income (loss) from operations	$7,006	$(2,859)	$216	$4,363

Quarter Ended March 31, 2007	U.S. Retail	International	Eliminations	Total
Net sales	$61,829	$5,592	$—	$67,421
Gross profit (loss)	24,829	(457)	—	24,372
Research and development	—	1,251	—	1,251
Restructuring charges	—	110	—	110
Other selling, general and administrative expense	12,710	2,253	—	14,963
Income (loss) from operations	$6,176	$(4,179)	—	$1,997

The following reconciles total segment income from operations to income before provision for income taxes for the quarters ended April 1, 2006 and March 31, 2007 as follows (in thousands):

	Quarter Ended
	April 1, 2006	March 31, 2007
Income from operations	$4,363	$1,997
Interest expense	(412)	(558)
Foreign currency exchange transaction gain, net	732	212
Other expense, net	(7)	(4)
Income before provision for income taxes	$4,676	$1,647

Identifiable segment assets are as follows (in thousands):

Fiscal Year Ended December 30, 2006	U.S. Retail	International	Total
Long-lived assets, net	$32,596	$28,763	$61,359
Total assets	$50,933	$49,592	$100,525

Quarter Ended March 31, 2007	U.S. Retail	International	Total
Long-lived assets, net	$31,889	$27,809	$59,698
Total assets	$50,957	$43,754	$94,711

NOTE 10. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be  more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.   At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle.  As a result of the adoption of FIN-48, we recognized a decrease of $60,000 in the liability recorded for unrecognized tax benefits, which was accounted for as a decrease to the Fiscal 2007 beginning accumulated deficit balance. We do not have any unrecognized tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. We had approximately $54,000 accrued for the payment of interest as of March 31, 2007, which is classified as current income taxes payable on the balance sheet.

We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through the current period
Utah	2003 through the current period
United Kingdom	2004 through the current period
Singapore	2002 through the current period

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007, the fiscal year beginning December 30, 2007 for the Company.  We have not yet completed our assessment of what impact, if any, the adoption of FAS 159 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the fiscal year beginning December 30, 2007 for the Company.  We do not expect the adoption of FAS 157 to have a material impact on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a direct marketer of replacement contact lenses and also a manufacturer, developer and distributor of our own branded and private label contact lenses through our operations in Singapore and the United Kingdom.  Our U.S. Retail operations sells all of the popular brands of contacts lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision.  ClearLab is our international contact lens development, manufacturing and distribution business.

On July 26, 2006 ClearLab introduced its AquaSoft Singles product.  We engaged an investment banking firm to evaluate a broad range of strategic alternatives in an effort to capitalize on the value of ClearLab and this new product. Based on this review, we have committed to a separation of ClearLab from the U.S. Retail business and are currently assessing various strategic options.  This separation will likely be accomplished in two separate transactions — one for the flat pack technology and intellectual property and one for ClearLab’s Singapore operation.  As such, we announced on May 8, 2007 that we have entered into a Memorandum of Understanding (“MOU”) to sell ClearLab’s Singapore operation to Mi Gwang Contact Lens Co., Ltd., a Korean based contact lens manufacturer.  The MOU includes a $1 million break-up fee that is applicable if either party does not execute a purchase agreement. We expect to execute the purchase agreement and close the transaction during the second quarter of fiscal 2007.  We are still assessing various strategic options for the intellectual property and flat pack technology.

We have also undergone an extensive review of ClearLab’s manufacturing operations.  Based on this review, we made the decision to consolidate ClearLab operations in Singapore and are proceeding with the closure and consolidation.  We substantially completed the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipate that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. We anticipate that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.

The following is an estimate of total costs we expect in conjunction with the closure of the U.K site described above:

Description of Costs	Estimated Amount
(in thousands)
Severance/retention costs (a)	$1,195
Termination of lease commitments (b)	1,000 — 2,500
Asset impairment (c)	3,605
Costs to relocate equipment to Singapore (b)	125
Other expenses (b)	75
Total estimated costs	$6,000 — $7,500

(a)      Approximately $1,040 and $110 of these charges were included in our financial results for the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, respectively.

(b)     We expect to incur these charges during the balance of fiscal 2007.

(c)      These charges were included in our fiscal 2006 financial results.  The asset impairment charge related to certain manufacturing and office equipment that will not be relocated to Singapore, as well as leasehold improvements.

As of March 31, 2007, we have incurred cash expenditures associated with the closure and consolidation of ClearLab UK of approximately $1.1 million and anticipate future cash expenditures of approximately $1.9 million to $3.4 million.  These estimated future cash expenditures include the repayment of approximately $0.6 million of a regional development grant that is not included in the above table, as the repayment will not have an impact in our statement of operations.

We announced in the first quarter of fiscal 2007 that our strategic review to determine how to maximize value through a ClearLab separation has been broadened to include a strategic review of the U.S. Retail business and we are currently progressing with this review.

Supplier Agreements.   On January 31, 2007, we announced that we had recently signed long-term supply agreements with the three largest contact lens manufacturers/suppliers.  We have purchased directly from the fourth largest manufacturer/supplier without a written agreement since 2001 and based on our longstanding relationship and recent discussions with this supplier, we do not expect this direct relationship to change.  During the latter part of fiscal 2004, we decided to suspend sales of a specific brand of lens, as we were unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell us this lens.  With the signing of the long-term supply agreements, we recently began to sell this lens again in 2007, as well as other lenses previously not available to us.

We also have agreements with certain manufacturers/suppliers for improved pricing and marketing support. This support has come and will continue to come in the form of cooperative marketing and rebate programs designed to promote the manufacturer’s products and build sales. As part of our ongoing relationship with our suppliers, we periodically review our specific marketing plan and negotiate our cooperative marketing programs and product pricing.

Japanese License and Royalty Agreement.   In December 2004, we signed an agreement which grants Menicon Co., LTD (Menicon), Japan’s largest independent contact lens manufacturer, exclusive rights to develop, manufacture and market certain disposable contact lenses and related intellectual property in Japan.  Under the terms of the agreement, Menicon licenses from us different types of intellectual property, including contact lens material, manufacturing technology and related knowledge.  As of March 31, 2007, we have received a total of $12 million under the agreement to date, including $3 million in milestone payments.

We recognize the guaranteed portion of the license fees, and any milestone payments from this agreement on a straight-line basis, limited by the amount of cash received, over the period of our continued involvement in meeting our obligations, which is estimated to be through December 2007.  Approximately $1.5 million in license fee revenue was recognized in the first fiscal quarter of 2006, whereas approximately $1.0 million in license fee revenue was recognized in the first fiscal quarter of 2007.

Doctor Referral Network.   We are currently expanding our national doctor referral network with select independent practitioners and optical retail chains and currently have nearly 1,000 locations. Under this referral program, when a current or potential customer needs a new contact lens prescription, we are able to facilitate the process of obtaining an eye examination through this network of providers. This process minimizes the interruptions in product consumption for the consumer and improves our ability to capture new customers and retain current customers.

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

To satisfy the prescription verification requirement of the FCLCA, a contact lens seller must either obtain a copy of the prescription or verify the prescription by direct communication with the prescriber. Consistent with this requirement, we require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that we can verify their prescription.  If we do not have a valid copy of the customer’s prescription, we directly communicate to the customer’s prescriber the precise prescription information received from the customer and informs the prescriber that we will proceed with the sale based on this prescription information unless the prescriber advises us within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises us within this time period that the customer’s prescription is expired or otherwise invalid, we will cancel the customer’s order.  On the other hand, if the prescriber either advises us that the prescription is valid or fails to respond properly within the required time period, we will complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  We retain copies of the written prescriptions that we receive and maintain records of our communications with the customer’s prescriber.  The FCLCA provides for several means of direct communication with eye care practitioners, and we may alter our prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

Results of Operations

Our fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2007 is a 52-week year and will end on December 29, 2007.

We have two operating segments referred to below.  Our domestic segment is represented by operations within the U.S. and we refer to it as “U.S. Retail,” whereas our international segment is represented by operations in both Singapore and the U.K. and we refer to this segment as “ClearLab.”

The following table presents our results of operations expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 1,	March 31,
	2006	2007
NET SALES	100.0%	100.0%
COST OF GOODS SOLD	61.4	63.9
Gross profit	38.6	36.1

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	6.3	6.6
Legal and professional	1.8	2.4
Research and development	2.1	1.9
Restructuring charges	—	0.2
Other selling, general & administrative	21.5	22.1
Total selling, general & administrative expenses	31.7	33.2
INCOME FROM OPERATIONS	6.9	2.9
OTHER INCOME (EXPENSE), net	0.5	(0.5)

INCOME BEFORE PROVISION FOR INCOME TAXES	7.4	2.4
PROVISION FOR INCOME TAXES	(5.5)	(3.9)
NET INCOME (LOSS)	1.9%	(1.5)%

Net sales.  Net sales for the quarter ended March 31, 2007 increased 6.2% to $67.4 million from $63.5 million for the quarter ended April 1, 2006.  Net sales for our U.S. Retail operations for the first quarter of fiscal 2007 were $61.8 million compared to $59.2 million for the first quarter of fiscal 2006.  U.S. Retail net sales increased primarily due to an increase in average order size.

During the quarter ended March 31, 2007, we expensed approximately $4.4 million on advertising compared to $4.0 million for the quarter ended April 1, 2006.  Our increase in advertising spending for the first quarter of fiscal 2007 from first quarter of fiscal 2006 is consistent with our strategy to spend more on advertising in fiscal 2007.  During fiscal 2006 we focused on addressing the threat of ‘doctors only’ lenses and as a result, we cut advertising spending for the entire year.

We decided during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as we were unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell us this lens.  Sales of this product represented approximately 2.5% of our U.S. retail net sales prior to the supply constraints. During the first fiscal quarter of 2007, we signed long-term supply agreements with the three largest contact lens suppliers.  As such, we no longer face supply constraints related to the above mentioned lens and began selling this lens, as well as other lenses previously not available to us.

In January of fiscal 2007, one of our largest suppliers announced manufacturing difficulties with one of our top selling lenses, representing approximately 4% of our U.S. retail net sales in the second half of fiscal

2006.  Net sales for the quarter ended March 31, 2007 were negatively impacted by this supply constraint.  Subsequent to the end of the first quarter of fiscal 2007, the supplier was able to begin providing some of these lenses to us at near normal levels; however, they continue to experience difficulties providing other lenses and cannot guarantee when these production issues will be completely resolved.

Net sales for ClearLab for the quarter ended March 31, 2007 increased 29.5% to $5.6 million from $4.3 million for the quarter ended April 1, 2006.  ClearLab’s results for the first quarter of fiscal 2007 include $1.0 million in license fees from our Japanese license agreement compared to $1.5 million in the first quarter of fiscal 2006.  ClearLab’s sales increased primarily from an increase in sales demand in Europe.

Gross profit.  Consolidated gross profit as a percentage of net sales decreased to 36.1% for the quarter ended March 31, 2007 from 38.6% for the quarter ended April 1, 2006.  Gross profit as a percentage of net sales for our U.S. Retail operations increased to 40.2% in the first quarter of fiscal 2007 from 39.9% in the first quarter of fiscal 2006.  We expect the U.S. Retail gross profit margin to vary somewhat from quarter to quarter but to be approximately 40% for fiscal 2007.  This improvement in U.S. Retail gross profit from the prior fiscal year was mainly the result of higher retail prices on certain products during the fourth quarter of fiscal 2006, partially offset by increases in select product costs and shipping rates.

Gross profit (loss) as a percentage of net sales for ClearLab was (8.2)% for the first quarter of fiscal 2007, including recognized license fee revenue from our Japanese license agreement, compared to 14.8% for the first quarter of fiscal 2006. Excluding approximately $1.0 million of the license fee revenue in the first quarter of fiscal 2007 and $1.5 million of the license fee revenue in the first quarter of fiscal 2006, gross profit (loss) as a percentage of net sales for ClearLab was (31.7)% for the first quarter of fiscal 2007 compared to (30.6)% for the first quarter of fiscal 2006.

Advertising expense.  Advertising expense for the quarter ended March 31, 2007 increased to $4.4 million from $4.0 million for the first quarter ended April 1, 2006.  As a percentage of net sales, advertising expense for the first quarter of fiscal 2007 increased to 6.6% from 6.3% for the first quarter of fiscal 2006. We expect to increase advertising expense to an aggregate of approximately $18.0 million to $19.0 million for fiscal 2007 from $13.6 million in fiscal 2006. Our experience has been that incremental increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

We expense all advertising costs when the advertising first takes place. As a result, quarter-to-quarter comparisons are impacted within and between quarters by the timing of television, radio and Internet advertisements and by the mailing of our printed advertisements. The volume of mailings and other advertising may vary in different quarters and from year to year depending on our assessment of prevailing market opportunities.

Legal and professional fees.  Legal and professional fees for the quarter ended March 31, 2007 increased $0.5 million from the quarter ended April 1, 2006. As a percentage of net sales, legal and professional fees increased to 2.4% for the first quarter of fiscal 2007 from 1.8% for the first quarter of fiscal 2006. A majority of the increase during the first quarter of fiscal 2007 related to accounting and legal fees associated with the strategic reviews of ClearLab and the U.S. Retail business.

Research and development expenses.  Research and development expenses for the quarter ended March 31, 2007 remained constant with expenses for the quarter ended April 1, 2006 at approximately $1.3 million.  However, as a percentage of net sales, research and development expenses decreased to 1.9% of net sales for the quarter ended March 31, 2007 from 2.1% of net sales in the quarter ended April 1, 2006.  During the first quarter of fiscal 2007, we continued to fund research and development efforts for the continued development of our intellectual property in ClearLab.

Restructuring charges.  ClearLab recorded $0.1 million during the first quarter of fiscal 2007 for severance and retention costs related to the closure of our United Kingdom manufacturing operations and consolidation of such operations into Singapore.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended March 31, 2007 increased approximately $1.3 million, or 9.4%, to $15.0 million from the quarter ended April 1, 2006.  As a percentage of net sales other selling, general and administrative expenses for the first quarter of fiscal 2007 also increased to 22.1% from 21.5% for the first quarter of fiscal 2006. The first quarter of fiscal 2007 results include approximately $0.2 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.5 million of expense related to restricted stock.  The first quarter of fiscal 2006 results include approximately $0.3 million of expense related to stock options granted prior to fiscal 2006 and approximately $0.1 million of expense related to restricted stock grants.

Our U.S. Retail other selling, general and administrative expenses increased by approximately $1.0 million for the first quarter of fiscal 2007 from the first quarter of fiscal 2006; additionally, such expenses also increased as a percentage of net sales to 20.6% from 19.8%, respectively, for the same period.  The majority of the increase for U.S. Retail from the prior year related to planned increases in employee costs.  These increases include restricted stock and stock option expense, as discussed above, as well as employee costs to support current operations.  Additionally, the remaining portion of the increase in other selling, general and administrative expenses related to planned software and facilities maintenance/support costs and increased depreciation costs associated with equipment purchased to strengthen our technology infrastructure.

ClearLab’s other selling, general and administrative expenses increased by approximately $0.3 million for the first quarter of fiscal 2007 from the first quarter of fiscal 2006.  A majority of ClearLab’s increase is attributed to an increase in employee costs, specifically, the accelerated vesting of restricted stock from revised stock agreements entered into during the fourth quarter of fiscal 2006.

Other income (expense), net.  For the quarter ended March 31, 2007, we had other expense of $(0.4) million compared to other income for the quarter ended April 1, 2006 of $0.3 million.  For the first quarter of fiscal 2006 and 2007, other income (expense) consisted mainly of interest expense, resulting from use of the revolving credit facility and foreign exchange transaction gains. Interest expense for the first quarter of fiscal 2007 increased to $0.6 million compared to $0.4 million in the first quarter of fiscal 2006. We recorded a foreign exchange transaction gain of approximately $0.2 million and a gain of approximately $0.7 million during the quarters ended March 31, 2007 and April 1, 2006, respectively.  These exchange gains relate primarily to intercompany loans to ClearLab.

Income taxes.  We are taxed in three separate jurisdictions - U.S., Singapore and the United Kingdom.  Our effective U.S. income tax rate for the quarter ended March 31, 2007 is approximately 41% as compared with the 45% reported for the quarter ended April 1, 2006. The decrease in the effective U.S. income tax rate primarily results from the decrease in permanent nondeductible expenses, including those relating to our lobbying efforts.

In the first quarter  of fiscal 2007, we recorded a valuation allowance for the full amount of losses from operations and other deferred income tax assets in excess of taxable temporary differences in Singapore and the U.K., as it is more likely than not that these deferred tax assets will not be realized.

We expect that our fiscal 2007 effective income tax rates will approximate 41% for the U.S. operations. For the U.K. and Singapore operations, we expect that the effective tax rate will be 0% with the exception of the Japanese withholding tax on license payments made to ClearLab International. Our effective income tax rates may change as facts and circumstances change.

On December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.   At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle.  As a result of the adoption of FIN 48, we recognized a decrease of $60,000 in the liability recorded for unrecognized tax benefits, which was accounted for as a decrease to the fiscal 2007 beginning accumulated deficit balance.  We do not have any unrecognized tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. We had approximately $54,000 accrued for the payment of interest as of March 31, 2007, which is classified as current income taxes payable on the balance sheet.

We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through the current period
Utah	2003 through the current period
United Kingdom	2004 through the current period
Singapore	2002 through the current period

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operating activities and proceeds from debt financings.  Our principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  We anticipate that these uses will continue to be the principal demands of cash in the future.  As of March 31, 2007, we had net working capital of approximately $6.3 million, compared to $9.6 million as of December 30, 2006.

We believe that our cash on hand, together with cash generated from operating activities and the borrowings available through our credit facility, will be sufficient to support planned operations through the foreseeable future.  We announced on July 26, 2006 that we had engaged an investment bank to assist in performing a strategic review of ClearLab.  In order to fully commercialize our products, particularly the AquaSoft Singles product, we anticipate that ClearLab will require significant additional funding over the foreseeable future, which may not be available through our cash flows from operations, and will likely require us to secure alternative funding. Based on this review, we have committed to a separation of ClearLab from the U.S. Retail business and are currently assessing various strategic options.  This separation will likely be accomplished in two separate transactions — one for the flat pack technology and intellectual property and one for ClearLab’s Singapore operation.  As such, we announced on May 8, 2007 that we have entered into a Memorandum of Understanding (“MOU”) to sell ClearLab’s Singapore operation to Mi Gwang Contact Lens Co., Ltd., a Korean based contact lens manufacturer.  The MOU includes a $1 million break-up fee that is applicable if either party does not execute a purchase agreement.

We have also undergone an extensive review of ClearLab’s manufacturing operations.  Based on this review, we made the decision to consolidate ClearLab operations in Singapore and are proceeding with the closure and consolidation.  We substantially completed the UK site closure (except for ongoing lease commitments and disposal of surplus equipment) in the first fiscal quarter of 2007, and anticipate that all ongoing obligations relating to the UK operations (including lease commitments and disposal of surplus equipment) will cease no later than the end of 2007. We anticipate that all manufacturing activity will be consolidated in Singapore by the end of the third fiscal quarter of 2007.  During the first quarter of fiscal 2007, we used approximately $1.1 million in cash related to these consolidation efforts and anticipate the additional use of approximately $1.9 million to $3.4 million in cash related to these closure and consolidation efforts during the remainder of fiscal 2007.  Should our plans or expectations change, related to ClearLab or otherwise, we may be required to seek additional sources of funds and there can be no assurance that such funds will be available on satisfactory terms.  Failure to obtain such financing could delay or prevent our planned growth, and could adversely affect our business, financial condition, liquidity and results of operations.

As a result of regulatory requirements, our liquidity, capital resources and results of operations may be negatively impacted in the future if we incur increased costs (including legal fees) or fines, are prohibited from selling our products or experiences losses of a substantial portion of our customers for whom we are unable to obtain or verify a prescription due to the requirements of the FCLCA.

Modified Loan Agreement

We have a loan agreement with a U.S. bank providing for a revolving credit facility that matures on June 1, 2009.  The loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.   There were outstanding letters of credit of $1.5 million as of March 31, 2007 that reduce the total amount available under the loan agreement to $38.5 million.  We may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on our maximum leverage ratio, as defined in the agreement. As of March 31, 2007, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of March 31, 2007, our outstanding borrowings on the credit facility, including bank overdrafts, were $26.1 million and bore interest at the lender’s prime rate minus 1.00 percent (7.25% at March 31, 2007). The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on our maximum leverage ratio.

Outstanding balances on the credit facility are secured by substantially all of our U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries owned directly by us. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The loan agreement does not permit us or our subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the agreement. The loan agreement also places a limit on the amount we can loan to any entity, outside the normal course of business. Additionally, the loan agreement allows us to declare or pay cash dividends, to repurchase our stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in our or our subsidiaries’ condition.

Other Debt

As of March 31, 2007, we had a term loan payable to a Singapore bank with a principal balance of SGD$2,707,000 (USD$1,785,000) that bears interest at 6.75% and is secured by substantially all of the assets of ClearLab International.  Interest payments are due monthly.  Principal payments are due in monthly installments through December 2007.  This note also contains various financial covenants including minimums on net worth and shareholders’ funds.  1-800 CONTACTS, INC. has guaranteed this term loan.

As of March 31, 2007, we also had a note payable to the former parent of ClearLab International with a principal balance of SGD$6,771,000 (USD$4,463,000) that bears interest at 6% and has a subordinated position to the term loan payable to the Singapore bank.  The note payable is discounted at 7%.  Interest payments are due monthly.  Principal payments are due in monthly installments from January 2008 through December 2009.  1-800 CONTACTS, INC. has guaranteed this note.

As of March 31, 2007, we had an unsecured, non-interest bearing note to ClearLab International’s chief technology officer with a principal balance of SGD$246,000 (USD$162,000). The note payable is discounted at 7%.  Payments are due in equal monthly installments through July 2007.

Cross default clauses exist such that if we were in default on our U.S. debt, we would also be in default on our Singapore debt. If we were in default on our Singapore bank term loan, we would also be in default on the note payable to the former parent of ClearLab International and the loan agreement with the U.S. bank.  As of March 31, 2007, we were in compliance with all of the restrictive covenants in the loan agreements.

Cash flows from operating activities.  For the quarters ended March 31, 2007 and April 1, 2006, net cash provided by operating activities was approximately $3.5 million and $12.8 million, respectively.  In the first quarter of fiscal 2007, cash provided by operating activities was primarily from operating income adjusted for non-cash items (such as depreciation, amortization and stock compensation), increases in income tax payable as well as decreases in other current assets and inventories.  These increases to cash were partially offset by a decrease in accrued liabilities and unearned revenue.  In the first quarter of fiscal 2006, cash provided by operating activities was primarily from operating income adjusted for non-cash items (such as depreciation, amortization and stock compensation), increases in income tax payable, accounts payable and accrued liabilities as well as decreases in other current assets and accounts receivable.

Cash flows from investing activities.  We used approximately $1.1 million and $2.8 million for investing activities in the quarters ended March 31, 2007 and April 1, 2006, respectively.  Capital expenditures for infrastructure improvements for the quarters ended March 31, 2007 and April 1, 2006 were approximately $1.1 million and $2.7 million, respectively.  Of these amounts, approximately $0.6 million and $2.0 million relate to purchases made at ClearLab, respectively.  We anticipate additional capital expenditures in fiscal 2007 for infrastructure as we continue to expand and improve operating facilities, telecommunications systems and management information systems in order to handle future operations of our U.S. Retail operations.

Cash flows from financing activities.  During the quarters ended March 31, 2007 and April 1, 2006, net cash used in financing activities was approximately $4.5 million and $11.1 million, respectively.  In the first quarter of 2007, we had net repayments on our credit facility of approximately $3.8 million and made principal payments on debt obligations and capital lease obligations of approximately $0.7 million.  In the first quarter of 2006, we had net repayments on our credit facility of approximately $10.7 million and made principal payments on debt obligations and capital lease obligations of approximately $0.5 million.  In both the first quarter of fiscal 2007 and 2006, these amounts were partially offset by proceeds from the exercise of common stock options.

We lease various manufacturing and other equipment from financing companies under capital lease arrangements.  All of the equipment is maintained at the Singapore and United Kingdom facilities.  The majority of the leases were assumed in connection with our acquisitions of ClearLab International and ClearLab UK.  As of March 31, 2007, the present value of future minimum lease payments was approximately $0.1 million with payments scheduled through fiscal 2009.

Contractual Obligations and Commitments

Subsequent to December 30, 2006, there have been no material changes to our contractual obligations and commitments, outside the normal course of business.

Critical Accounting Policies

Accounting polices that require significant judgments and estimates include revenue recognition (including sales returns and allowances and customer rebates); realizability of inventories; realizability of deferred income tax assets; assessment of realizability of long-lived assets; stock-based compensation; and legal and regulatory contingencies.  A description of our significant accounting policies is included in the notes to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 30, 2006.  Judgments and estimates are based on historical experience as well as relevant facts and circumstances known at each reporting date.  Actual results may differ from these estimates.

Sales are generally recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is reasonably assured, the persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  U.S. Retail net sales consist of product sales less a provision for sales returns and allowances and estimated customer rebates.  We accrue an estimated amount for unclaimed customer rebates and sales returns and allowances based on historical information, adjusted for economic trends.  To the extent actual rebates, returns and allowances vary from historical experience revisions to the allowances may be required.  ClearLab net sales consist of product sales less a provision for sales returns and allowances. We provide our customers with standard industry payment terms and perform ongoing credit evaluations of our customers and provide for doubtful accounts to the extent determined necessary based on historical data and current economic trends.  ClearLab net sales also include license fees from our Japanese license agreement.  Cash payments received from this license are recognized systematically over the periods that we earn the fees.

In assessing the realizability of inventories, we make judgments as to future demand requirements and product expiration dates.  Our inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.

We have significant long-lived tangible and intangible assets consisting primarily of property, plant and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, we perform an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  All of the goodwill and a significant portion of the other long-lived assets were generated from our acquisitions of ClearLab International, ClearLab UK and Lens1st/Lens Express.  We recorded no impairment charges during the first quarter of fiscal 2007.

Deferred income tax assets are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized.  Should expectations of taxable income change in future periods, it may become necessary to change the valuation allowance, which could affect our results of operations in the period such determination is made.  We record an income tax provision or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis could be required.

We record liabilities for legal and regulatory matters when the contingency is both probable and reasonably estimable.  We are involved in several legal and regulatory matters.  We believe, after consultation with legal counsel, that the ultimate dispositions of these matters will not have a material impact on our financial position, liquidity or results of operations.  However, there can be no assurance that we will be successful in our efforts to satisfactorily resolve these matters and the ultimate outcome could result in a material negative impact on our financial position, liquidity or results of operations.

We account for share-based compensation in accordance with SFAS No. 123R, which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award.   Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.  We generally recognized compensation expense for restricted stock awards and, when we granted options with an exercise price below the market price on the date of grant. We estimate the value of stock option awards on the date of grant using a Black-Scholes pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility.  The expected term represents the average time that options that vest are expected to be outstanding.  The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Effective December 31, 2006, we adopted the provisions of the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method.   Adoption of SAB 108 had no impact on our consolidated financial statements in the current period.

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.”  Upon adoption, we have adjusted the financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment has been recorded directly to the beginning retained earnings/accumulated deficit balance in the period of adoption and reported as a change in accounting principle.  As a result of the implementation of FIN 48, we recognized a $60,000 decrease to our liability for income taxes payable, and a corresponding decrease to our 2007 beginning balance of accumulated deficit.

Effective December 31, 2006, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  Adoption of EITF 06-03 did not have a material impact on our consolidated financial statements in the current period.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of statements about our future business prospects which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include all statements which are not purely historical and include, but are not necessarily limited to:

•                  Any statements relating in any way to the planned separation of ClearLab from the U.S. retail business, including but not limited to the timing of such separation or the terms upon which such separation may be accomplished;

•                  Any statements relating in any way to our ongoing strategic review of the U.S. retail business;

•                  Any statements relating to our perception of the contact lens market and anticipated trends in that market in any of the countries in which we do business;

•                  Any statements relating to our relationships with our suppliers, our anticipated ability to procure products, or the terms under which we may procure its products;

•                  Any statements relating to sales, usage, or trends in the contact lens industry and market;

•                  Any statements relating to our anticipated business operations, inventory levels, ability to handle specific call volumes, ability to fill and timely ship orders, or similar statements;

•                  Any statements relating to our anticipated results of operations, including but not limited to anticipated sales, revenues, earnings, tax benefits, payments due pursuant to applicable license agreements, or similar matters; and

•                  Any statements relating to expectations with respect to legal and legislative initiatives in 2007 and beyond.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “future,” “would,” “could,” “might,” “should,” “may”, and similar expressions, including any expressions of our plans, intentions, or goals, are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures about Market Risk” included this Quarterly Report on Form 10-Q.  The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions.  In addition, any forward-looking statements represent our estimates only as of the day this Report was first filed with the Securities and Exchange Commission and we specifically disclaim any obligation to update forward looking statements, even if our estimates change.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  As of March 31, 2007, we were exposed to changes in interest rates relating to our revolving credit facility and other debt obligations.  The revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR. Our outstanding borrowings on the credit facility, including bank overdrafts, were approximately $26.1 million as of March 31, 2007. The remainder of our interest bearing debt obligations, including capital lease obligations, is denominated in Singapore dollars and British pounds and bears interest at a fixed rate.  As of March 31, 2007, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $6.4 million.  If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $0.3 million per year.

Foreign Currency Risk.  We face foreign currency risks primarily as a result of our Singapore and United Kingdom operations and the intercompany balances, which are denominated in U.S. dollars, between the U.S. and these international operations.  The functional currency of our Singapore operations is the Singapore dollar.  We have debt and other long-term obligations of approximately $6.5 million that are denominated in Singapore dollars and mature over the next three years.  If the U.S. dollar weakens relative to the Singapore dollar, additional funds may be required to meet these obligations if the debt cannot be adequately serviced from the Singapore operations.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to additional currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  For the first quarter of fiscal 2007, we recorded approximately $0.3 million of foreign currency transaction gains on the intercompany balances between the U.S. and Singapore operations.  A portion of the intercompany balances between the U.S. and Singapore operations is considered to be permanently invested and thus a corresponding portion of the first quarter of fiscal 2007 foreign currency transaction gains, not included in the amount shown above, are flowing through other comprehensive income in the equity section, rather than through other income in our statement of operations.  We recorded no foreign currency transaction gains or losses on sales with external parties.  From the date of the ClearLab International acquisition, July 24, 2002, through May 3, 2007, the exchange rate has fluctuated approximately 14.5 percent (weakening of the U.S. dollar).   If the Singapore dollar were to weaken against the U.S. dollar by 10 percent, we would record a $4.4 million dollar foreign currency loss on the intercompany balances that exist as of March 31, 2007.

The functional currency of our United Kingdom operations is the British pound.  Fluctuations in exchange rates between the U.S. dollar and the British pound could lead to additional currency exchange losses or gains on intercompany balances and transactions denominated in currencies other than the functional currency.  For the first quarter of fiscal 2007, we recorded an immaterial amount of foreign currency transaction gains on the intercompany balances between the U.S. and United Kingdom operations; and recorded approximately $0.1 million of foreign currency transactions losses on sales with external parties.  From the date of the ClearLab UK acquisition, February 24, 2004, through May 3, 2007, the exchange rate has fluctuated approximately 6.8 percent (weakening of the U.S. dollar).  If the British pound were to weaken against the U.S. dollar by 10 percent, we would record a $1.9 million dollar foreign currency loss on the intercompany balances that exist as of March 31, 2007.

We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign currency risk.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.  As a result, no corrective actions were taken.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time we are involved in legal matters generally incidental to our business. It is the opinion of our management, after discussion with legal counsel, that except for legal and professional fees that we incur from time to time, the ultimate dispositions of all of these matters will not have a material impact on our financial position, liquidity or results of our operations. However, there can be no assurance that we will be successful in our efforts to satisfactorily resolve these matters, and the ultimate outcome could result in a material negative impact on our financial position, liquidity or results of operations.

Item 1A.                 Risk Factors

Other than the additional risk factor set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Our efforts and progress towards selling our ClearLab operations and intellectual property may not result in transactions on favorable terms for us, or at all.

While we have expended significant efforts, and made progress, toward the separation of our ClearLab operations from our U.S. Retail operations, including our announcement that we have entered into a Memorandum of Understanding with Mi Gwang Contact Lens Co., Ltd. for the sale of ClearLab’s Singapore manufacturing operations, our efforts and progress may not result in transactions that are on favorable terms to us, or at all.  We do not have a definitive purchase agreement executed for any of ClearLab’s assets.  If we are unable to ultimately enter into transactions that sell or otherwise separate ClearLab’s assets from our U.S. Retail operations on favorable terms, we will not realize benefits from the significant amounts of time, effort and funds that we have expended, we may continue to suffer losses from ClearLab’s operations that materially affect our overall financial results and condition, and we may be required to obtain unfavorable financing for ClearLab.

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

1-800 CONTACTS, INC.

Dated: May 10, 2007	By:	/s/ Jonathan C. Coon
		Name:	Jonathan C. Coon
		Title:	Chief Executive Officer

	By:	/s/ Robert G. Hunter
		Name:	Robert G. Hunter
		Title:	Chief Financial Officer