Form 10-Q
period 2007-06-30
1 800 CONTACTS INC
filed 2007-08-14
CIK 1050122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐  Yes    ☒  No

As of August 6, 2007, the Registrant had 14,082,594 shares of Common Stock, par value $0.01 per share, outstanding.

1-800 CONTACTS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 30,	June 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash	$75	$5,560
Marketable securities	—	3,865
Income tax receivable	—	11,772
Other receivables	1,825	2,155
Inventories	12,689	14,446
Deferred income taxes	1,886	2,849
Current assets of discontinued operations	19,682	4,648
Other current assets	1,009	983
Total current assets	37,166	46,278
PROPERTY AND EQUIPMENT, net	7,648	7,147
DEFERRED INCOME TAXES	898	1,071
GOODWILL	22,304	22,304
DEFINITE-LIVED INTANGIBLES, net	2,644	1,995
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	29,169	—
OTHER ASSETS	696	830
Total assets	$100,525	$79,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Income taxes payable	722	—
Accounts payable	8,266	13,816
Accrued liabilities	6,406	8,426
Unearned revenue	302	95
Current liabilities of discontinued operations	11,898	5,232
Total current liabilities	27,594	27,569
LONG-TERM LIABILITIES:
Line of credit	29,970	—
Long-term liabilities of discontinued operations	5,283	—
Total long-term liabilities	35,253	—
STOCKHOLDERS’ EQUITY
Common stock, 13,424 and 13,644 issued, respectively	134	136
Additional paid-in capital	51,047	54,703
Treasury stock at cost, 8 and 25 shares, respectively	(133)	(524)
Accumulated deficit	(12,846)	(2,221)
Accumulated other comprehensive loss	(524)	(38)
Total stockholders’ equity	37,678	52,056
Total liabilities and stockholders’ equity	$100,525	$79,625

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Two Quarters Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
NET SALES	$57,734	$63,373	$116,907	$125,202
COST OF GOODS SOLD	34,960	36,962	70,509	73,962
Gross profit	22,774	26,411	46,398	51,240
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	3,475	4,721	7,400	9,113
Legal and professional	975	2,386	1,945	3,937
Research and development	—	—	10	—
Other selling, general and administrative	12,569	12,559	24,282	25,269
Total selling, general and administrative expenses	17,019	19,666	33,637	38,319
INCOME FROM OPERATIONS	5,755	6,745	12,761	12,921
OTHER EXPENSE, net	(319)	(392)	(638)	(862)

INCOME BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	5,436	6,353	12,123	12,059
PROVISION FOR INCOME TAXES	(2,401)	(3,366)	(5,527)	(5,789)
INCOME FROM CONTINUING OPERATIONS	$3,035	$2,987	$6,596	$6,270
DISCONTINUED OPERATIONS:
Loss from discontinued operations (including loss on disposal of $2.8 million for 2007)	(4,837)	(7,834)	(6,848)	(11,892)
Income tax benefit (expense)	(236)	16,424	(605)	16,188
Gain (loss) on discontinued operations	(5,073)	8,590	(7,453)	4,296
NET INCOME (LOSS)	$(2,038)	$11,577	$(857)	$10,566

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	13,360	13,454	13,352	13,437
Diluted	13,473	13,637	13,457	13,635

PER SHARE INFORMATION:
Basic net income (loss) per share:
Continuing operations	$0.23	$0.22	$0.49	$0.47
Discontinued operations	(0.38)	0.64	(0.55)	0.32
	$(0.15)	$0.86	$(0.06)	$0.79
Diluted net income (loss) per share:
Continuing operations	$0.23	$0.22	$0.49	$0.46
Discontinued operations	(0.38)	0.63	(0.55)	0.31
	$(0.15)	$0.85	$(0.06)	$0.77

See accompanying notes to condensed consolidated financial statements.

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Two Quarters Ended
	July 1,	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(857)	$10,566
Net (income) loss from discontinued operations, net of tax	7,453	(4,296)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,736	2,605
Amortization of debt issuance costs and discounts	66	53
Stock-based compensation	1,028	1,765
Tax benefits from share-based payment exercises	(27)	(42)
Loss on sale of property and equipment	—	5
Deferred income taxes	(112)	13
Changes in operating assets and liabilities:
Accounts receivable, net	4	442
Inventories, net	2,786	(1,489)
Other current assets	(491)	(391)
Income taxes payable (receivable)	1,189	(13,542)
Accounts payable	836	5,447
Accrued liabilities	2,368	1,744
Unearned revenue	313	(621)
Net cash provided by continuing operating activities	17,292	2,259
Net cash provided by (used in) discontinued operations	(8,853)	9,996
Net cash provided by operations	8,439	12,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,065)	(1,160)
Purchase of definite-lived intangible assets	—	(64)
Deposits and other	(631)	(36)
Net cash used in continuing investing activities	(1,696)	(1,260)
Net cash provided by (used in) discontinued investing activites	(2,653)	31,851
Net cash provided by (used in) investing activities	$(4,349)	$30,591

1-800 CONTACTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Two Quarters Ended
	July 1,	June 30,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$105	$1,851
Restricted stock grant	—	1
Purchase of treasury stock	—	(391)
Excess tax benefits from share-based payment exercises	27	42
Debt issuance costs	—	(62)
Net repayments on line of credit	(4,267)	(29,970)
Net cash used in continuing financing activities	(4,135)	(28,529)
Net cash used in discontinued financing activities	(1,020)	(7,266)
Net cash used in financing activites	(5,155)	(35,795)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(327)	(150)

NET INCREASE (DECREASE) IN CASH	(1,392)	6,901
CASH AT BEGINNING OF PERIOD	1,481	2,739
CASH RECLASSIFIED TO DISCONTINUED OPERATIONS	(27)	(4,080)
CASH AT END OF PERIOD	$62	$5,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$815	$563
Cash paid for income taxes	5,045	2,450

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

On June 30, 2007, in conjunction with the sale of ClearLab’s manufacturing, distribution and related operations, a portion of the consideration received included 1,007,220 shares of Mi Gwang common stock valued at $4.2 million. The current portion of the investment ($3.9 million) has been designated as available for sale securites.  The remainder of stock is included in other long term assets.

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

During the second quarter of fiscal 2007, we closed the transactions for the sale of our ClearLab business.  As a result of this sale, we no longer have any international operations.  Our international operations are reflected as discontinued operations and, accordingly, are no longer reflected as a separate segment.  As of June 30, 2007, we have one reportable segment; our domestic segment is represented by operations within the United States and is referred to as “U.S. Retail”.  Results of operations, financial position and cash flows are separately reported for all periods presented.

NOTE 2.    DISCONTINUED OPERATIONS

During the second quarter of fiscal 2007, we completed the sale of our ClearLab business.  We sold ClearLab’s flat pack technology and certain other intellectual property and we sold ClearLab’s manufacturing, distribution and customer support operations in separate transactions as detailed below.

On June 15, 2007, we transferred certain intellectual property and other assets related to our flat pack technology to Menicon Co., Ltd. (“Menicon”) pursuant to an Asset Purchase Agreement dated May 24, 2007.  The assets transferred to Menicon include patents and equipment.  The consideration included $23 million in cash which was paid at closing; contingent consideration of $5 million, $3 million of which is due upon Menicon’s launch of product sales in Japan using the flat pack technology and $2 million of which is due upon Menicon entering into a license agreement with a third party for sales of products using the flat pack technology in a market outside of Japan; and earn-out payments based on a percentage of Menicon’s total sales of flat pack products and a percentage of the total consideration payable to Menicon pursuant to any license agreement for the flat pack and certain other products.  The term of the earn-out payments commences upon the commercial launch of flat pack products anywhere in the world and continues through the fifteenth anniversary of the launch of flat pack products in Japan.  As part of the agreement, we have terminated our previous license agreement with Menicon.

On June 30, 2007, we transferred certain assets related to ClearLab’s manufacturing, distribution and related operations to a wholly-owned subsidiary of Mi Gwang Contact Lens Co., Ltd., a Korean-based contact lens manufacturer (“Mi Gwang”) pursuant to a Purchase Agreement dated May 25, 2007.  The consideration included $9 million in cash which was paid at closing and 1,007,220 shares of Mi Gwang common stock valued at $4.2 million as of June 30, 2007.  We are restricted from trading 929,742 shares of the Mi Gwang stock until twelve months after the closing and are restricted from trading the remaining 77,478 shares until eighteen months after the closing. The current portion of the investment has been designated as available-for-sale securities for purposes of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”  The remainder of the restricted stock will be accounted for by the cost method and is included in other assets.  The purchase price is subject to a post-closing adjustment of approximately $0.5 million based on the closing net working capital of the divested business, payable in cash by Mi Gwang.

We have accounted for the sale of the ClearLab business in accordance with SFAS No. 144.  Accordingly, the results of operations for ClearLab for the quarter and two quarters ended July 1, 2006 and June 30, 2007 have been removed from continuing operations and classified as discontinued operations.  The $2.8 million loss on disposal has been included in net income (loss) from discontinued operations.

We retained certain liabilities and have agreed to reimburse Mi Gwang for certain liabilities, including any remaining costs associated with the closure of the United Kingdom manufacturing operations and the consolidation in Singapore.

The following tables summarize the financial position and operating results of our discontinued international operations as of and for the quarter and two quarters ended on the dates indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Discontinued operations
Net Sales	$5,421	$5,787	$9,739	$11,379
Cost of Goods Sold	(5,563)	(5,593)	(9,027)	(11,642)
Gross Profit	(142)	194	712	(263)
Selling, General & Administrative Expenses	(5,366)	(4,730)	(8,863)	(8,452)
Loss from Discontinued Operations	(5,508)	(4,536)	(8,151)	(8,715)
Other Income (loss)	671	(498)	1,303	(377)
Loss on disposal	—	(2,800)	—	(2,800)
Income tax benefit (expense)	(236)	16,424	(605)	16,188
Net Income (Loss) from discontinued operations	$(5,073)	$8,590	$(7,453)	$4,296

Prior to the sale, we had undergone an extensive review of ClearLab’s manufacturing operations.  Based on this review, the board of directors authorized management to consolidate ClearLab operations in Singapore and we completed the closure of our manufacturing facility in the United Kingdom, other than lease termination commitments and disposal of surplus equipment, in the first quarter of fiscal 2007 prior to the sale of ClearLab in the second quarter of fiscal 2007.  During fiscal 2006 and the first two quarters of fiscal 2007, we expensed approximately $1.0 million and $1.7 million, respectively, relating to these activities.  As of June 30, 2007, we have accrued approximately $1.3 million for the estimated remaining expenses relating to the sale and disposal of these assets.  The following is a rollforward of the accrual for such items as of December 30, 2006 and June 30, 2007:

Accrual at December 30, 2006	$1,020
Additions	1,510
Payments	(1,270)
Accrual at June 30, 2007	$1,260

NOTE 3.  INVENTORIES

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market value.  Inventories consisted of purchased contact lenses and accessories totaling $12.7 million and $14.4 million at December 30, 2006 and June 30, 2007, respectively.

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values.  As of December 30, 2006 and June 30, 2007, reserves for excess and obsolete inventories for continuing operations were approximately $1.3 million and $0.8 million, respectively.

NOTE 4.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock using the treasury stock method.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.  We have not reflected performance based unvested restricted stock awards in Diluted EPS since the performance conditions were not satisfied as of June 30, 2007.  For the quarter and two quarters ended July 1, 2006, options to purchase 76,653 and 86,527 shares of common stock, as well as 36,312  and 18,200 shares of unvested restricted stock; respectively, were included in the computation of Diluted EPS for both continuing operations and discontinued operations, although the effect is antidilutive for the discontinued operations and the consolidated operations.  For the quarter and two quarters ended June 30, 2007, options to purchase 125,569 and 133,939 shares of common stock and 57,569 and 63,700 shares of unvested restricted stock; respectively, were included in the computation of Diluted EPS.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS (in thousands, except per share amounts):

	Quarters Ended		Two Quarters Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Diluted earnings per share:
Weighted-average shares for computation of basic earnings per share	13,360	13,454	13,352	13,437
Dilutive effect of stock options and restricted stock	113	183	105	198
Weighted average shares for computation of diluted earning per share	13,473	13,637	13,457	13,635

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the quarter and two quarters ended July 1, 2006 and June 30, 2007 consisted of the following components (in thousands):

	Quarter Ended		Two Quarters Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net income (loss)	$(2,038)	$11,577	$(857)	$10,566
Foreign currency translation gain	112	551	111	486
Comprehensive gain (loss)	$(1,926)	$12,128	$(746)	$11,052

The foreign currency translation gain resulted primarily from changes in exchange rates relative to the U.S. dollar from the translation of our Singapore and United Kingdom subsidiaries’ financial statements.

NOTE 6.  STOCK-BASED COMPENSATION

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which service is required in exchange for the award.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all awards made thereafter.  All of our stock-based awards, which are stock options and restricted stock awards, are classified as either equity instruments or liability-classified awards.  Compensation cost recognized in fiscal 2006 and in fiscal 2007 for unvested options as of January 1, 2006 was based on the grant-date fair value, using the Black-Scholes model, estimated in accordance with the original provisions of SFAS No. 123.

Stock-based expense for the first two quarters of fiscal 2006 and 2007 includes expense, recognized over the applicable vesting periods, for new restricted stock share-based awards and for restricted stock and stock option share-based awards granted prior to, but not yet vested, as of January 1, 2006.  Stock-based compensation expense for employees and non-employee directors for the quarter and two quarters ended June 30, 2007 were approximately $1.0 million and $1.8 million, respectively.   Stock-based compensation expense for employees and non-employee directors for the quarter and two quarters ended July 1, 2006 were approximately $0.7 million and $1.0 million, respectively.  The income tax deficit related to stock-based  compensation expense during the quarter ended June 30, 2007, was approximately $4,000.  The net income tax benefit related to stock-based expense during two quarters ended June 30, 2007, was approximately $42,000.  The excess income tax benefit related to stock-based compensation expense during the quarter and two quarters ended July 1, 2006, was approximately $1,000 and $27,000, respectively.

Stock —Based Award Plans

Stock Options. We have established a stock option plan that provides for the issuance of a maximum  of 1,940,000 shares of common stock to officers, employees, directors and consultants. The plan allows for the issuance of incentive stock options, nonqualified stock options and restricted stock. Incentive and nonqualified stock options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2007, 300,491 shares were available for future granting.

Prior to the establishment of the stock option plan, we issued nonqualified stock options to various key employees, a consultant and a director of the Company.

All options granted through January 1, 2000 vest equally over a three-year period and expire ten years from the date of grant.

Stock options remained outstanding under various plans as of January 1, 2006. No stock options were granted from these plans during fiscal 2006 or the two quarters ended June 30, 2007.  Our stock option activity during the two quarters ended June 30, 2007 was as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Two Quarters Ended June 30, 2007	Options	Price	Life (Years)	Value

Options outstanding at December 30, 2006	1,125	$20.96
Exercised	(127)	14.57
Forfeited	(124)	34.65
Expired	(8)	29.11
Options outstanding at June 30, 2007	866	$19.75	2.51	$5,005

Options vested and expected to vest at June 30, 2007	859	$19.71	2.51	$5,000

Options exercisable at June 30, 2007	820	$19.46	2.57	$4,973

The total intrinsic value of options exercised during the two quarters ended July 1, 2006 and June 30, 2007 totaled approximately $0.1 million and $1.1 million, respectively.

For the two quarters ended July 1, 2006 and June 30, 2007, stock option expense was recognized on a straight-line basis over the four year vesting period.  Approximately $0.2 million and $0.4 million, respectively, were charged to expense for the quarter and two quarters ended June 30, 2007.  Approximately $0.3 million and $0.6 million, respectively, were charged to expense in the quarter and two quarters ended July 1, 2006.  We have applied a weighted average forfeiture assumption of approximately 15% in the calculation of such expense in each of the two quarters ended June 30, 2006 and July 1, 2007.

As of July 1, 2006 and June 30, 2007, there was approximately $1.1 million and $0.1 million, respectively, of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized in full by the end of fiscal 2007.

Cash received from option exercises during the two quarters  ended July 1, 2006 and June 30, 2007 was approximately $0.1 million and $1.8 million, respectively.  The total tax benefit related to stock-based compensation expense during the quarter and two quarters ended July 1, 2006 was approximately $1,000 and $27,000, respectively and during the quarter and two quarters ended June 30, 2007 was approximately $1,000 and $25,000, respectively. These amounts were credited to additional paid-in capital.

Restricted Share Awards. During the first two quarters of fiscal 2006 and 2007, we granted 599,096 and 35,359 shares of restricted common stock, respectively, to various employees and executives of the Company.  The restricted stock grants were valued at the closing stock price on the date of the grant, which was $13.14 for the 2006 grants and ranged from $16.28 to $23.70 for the 2007 grants. The restricted stock grants include both time-vesting and performance-vesting restricted shares.  The time-vesting shares granted in 2006 vest 20% per year, beginning November 30, 2006 and ending November 30, 2010.  All the restricted stock granted in the first quarter of fiscal 2007 were time-vesting shares that vest 20% per vesting period; 20% of the 10,500 shares of restricted stock granted in the first half of fiscal 2007 vested on February 25, 2007, and the balance of these vest 20% per year through February 25, 2011;  270 shares of the restricted stock granted in the first quarter of fiscal 2007 vest 20% per year beginning January 25, 2008 and ending January 25, 2012;   and the remaining 14,684 shares of the restricted stock granted in the first quarter of fiscal 2007 vest 20% per year beginning February 25, 2008 and ending February 25, 2012.  9,905 shares of restricted stock were granted during the second quarter of fiscal 2007.  These grants included both time-vesting and performance-vesting restricted shares.  Of the 9,905 shares granted, 7,500 were performance-vesting.  The remaining 2,405 shares of time-vesting restricted stock vest 20% per year.  All performance-vesting shares vest upon achievement of certain operational milestones - such as obtaining sources for “doctors only” lenses on competitive terms, development of certain contact lens products and the achievement of an eight quarter cumulative financial target of at least $81 million consolidated earnings before taxes by or before the end of fiscal 2010.   Both the time-vesting and the performance-vesting shares of restricted stock are subject to various change in control provisions involving us and our subsidiaries that will likely result in the accelerated vesting of unvested shares as well as conversion of unvested restricted shares  into a cash amount at the time of the change in control.

During the first quarter of fiscal 2006 we also granted 50,000 shares of restricted common stock to our five non-employee directors.  These grants vest equally over a three-year period; the vesting of these awards will be accelerated upon a change in control of the Company.  The restricted share grants were also valued at the closing stock price on the date of the grant which was $13.14.  An additional 2,500 shares of restricted common stock were granted to one non-employee director during the first quarter of fiscal 2006.  This restricted share grant was valued at the closing stock price on the date of the grant, which was $13.28, and all of these shares vested on July 28, 2006.

Our activity relating to restricted share awards during the first two quarters of fiscal 2007 was as follows (in thousands, except fair values):

Two Quarters Ended June 30, 2007	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Unvested at December 30, 2006	562	$14.20
Granted	35	18.02
Vested	(94)	15.79
Forfeited and expired	(43)	23.16
Converted to cash	(12)	13.14
Unvested at June 30, 2007	448	$13.26

The sale of the ClearLab business triggered a change in control provision in one individual’s restricted stock agreements, effective June 30, 2007.  As a result of the change in control provisions, vesting was accelerated from five to two years and approximately 12,000 previously unvested shares of our restricted common stock were classified as liability-classified awards.  The total amount due under this award is approximately $287,000, or $23.46 per share.  The amount of previously recognized expense for these awards of approximately $15,000 was reclassified from additional paid-in-capital to accrued expenses.  The remaining expense for these shares will be recognized quarterly as the award vests.  The total amount due will be paid out in equal quarterly installments over the two-year period commencing on June 30, 2007.

For the first two quarters ended July 1, 2006 and June 30, 2007, approximately $0.4 million and $1.4 million, respectively, were charged to expense relating to the amortization of the time-vested restricted share awards. At June 30, 2007, unrecognized compensation expense, including estimated forfeitures related to time-vested restricted share awards totaled approximately $2.7 million and will be recognized over a weighted average period of approximately 3.3 years, respectively.  The fair value of restricted share awards that vested during the quarter and two quarters ended July 1, 2006 totaled approximately $26,000 and $82,000, respectively.  The fair value of restricted share awards that vested during the quarter and two quarters ended June 30, 2007 totaled approximately $1.2 million and $1.6 million, respectively. Total tax benefit generated from vested restricted share awards for the two quarters ended June 30, 2007 was approximately $21,000, which was credited to additional paid-in capital.  There was no tax benefit generated from vested restricted share awards for the quarter ended June 30, 2007.

Expense related to performance-vesting shares  of restricted stock will be recognized once it is determined “probable” that the operational milestones will be met.  At the time the achievement of these operational milestones are considered “probable”, we will record a cumulative catch-up for the amount of expense that should have been recognized from the date of the grant to the date it was determined achievement was probable and recognize the remaining expense on a straight-line basis through the estimated date of achievement.  Total gross compensation expense, excluding any estimate of forfeitures related to the outstanding performance-vesting shares of restricted stock, will be approximately $2.8 million.  As of June 30, 2007, we do not believe that the achievement of the operational milestones is probable.

On June 3, 2007, we entered into a definitive agreement and plan of merger with Alta Parent Corp. and Alta Acquisition Corp., affiliates of Fenway Partners Capital Fund III, L.P (the “Merger Agreement”).   See “Note 11. Proposed Merger.”  Upon completion of the transactions contemplated by the Merger Agreement, outstanding stock options, vested and unvested, will be canceled and option holders will receive the excess, if any, of $24.25 per share over the option exercise price for each share subject to the option.  In addition, restricted stock that is vested and restricted stock that is unvested but which will vest as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share.  Any unvested shares of restricted stock that do not vest as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share at such times as are set forth in the applicable restricted stock grant agreements.

NOTE 7.  DEBT OBLIGATIONS

We have a loan agreement with a U.S. bank providing for a revolving credit facility that matures on June 1, 2009.  The loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.  There were outstanding letters of credit of $1.5 million as of June 30, 2007 that reduce the total amount available under the loan agreement to $38.5 million.  We may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin, or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on our maximum leverage ratio, as defined in the loan agreement. As of June 30, 2007, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of June 30, 2007, we have no outstanding borrowings on our revolving credit facility. We used the proceeds from the sale of our international operations and certain intellectual property and other assets related to ClearLab’s flat pack technology to repay the borrowings on our revolving credit facility. The facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on our maximum leverage ratio.

If there are outstanding balances on the revolving credit facility, they are secured by substantially all of our U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries owned directly by us. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The loan agreement does not permit us or our subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the loan agreement. The loan agreement also places a limit on the amount we can loan to any entity, outside the normal course of business. Additionally, the loan agreement allows us to declare or pay cash dividends, to repurchase our stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in our or our subsidiaries’ condition.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

The sale and delivery of contact lenses are governed by both federal and state laws and regulations, including the federal Fairness to Contact Lens Consumers Act (“FCLCA”). The FCLCA requires a seller, prior to selling contact lenses to a consumer, to either (i) obtain an actual copy of the consumer’s prescription or (ii) verify the consumer’s prescription by direct communication with the customer’s prescriber. Consistent with this requirement, we require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that we can verify their prescription by direct communication with their prescriber. If we do not have a valid copy of the customer’s prescription, we directly communicate to the customer’s prescriber the precise prescription information received from the customer and, in accordance with the FCLCA, inform the prescriber that we will proceed with the sale based on this prescription information unless the prescriber advises us within eight business hours that such prescription information is expired or otherwise invalid. If the prescriber properly advises us within this time period that the customer’s prescription is expired or otherwise invalid, we cancel the customer’s order. On the other hand, if the prescriber either advises us that the prescription is valid or fails to respond properly within the required time period, we complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA. We retain copies of the written prescriptions that we receive and maintain records of our communications with the customer’s prescriber. The FCLCA provides for several means of direct communication with eye care practitioners, and we may alter our prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

We are involved in legal proceedings generally incidental to our business. It is the opinion of management, after discussion with legal counsel, that the ultimate dispositions of all of these matters will not have a material impact on our financial position, liquidity, or results of operations.

Advertising Commitments

As of June 30, 2007, we had entered into certain noncancelable commitments with various advertising companies that will require us to pay approximately $7.7 million during the remainder of 2007. With respect to additional commitments and contingencies, reference should be made to our consolidated financial statements and disclosures thereto included in our Form 10-K for the fiscal year ended December 30, 2006.

NOTE 9.  INCOME TAXES

On December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date.  If a tax position is not considered more-likely-

than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.   At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle.  As a result of the adoption of FIN-48, we recognized a decrease of $60,000 in the liability recorded for unrecognized tax benefits, which was accounted for as a decrease to the Fiscal 2007 beginning accumulated deficit balance. We do not have any unrecognized tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. We had approximately $63,000 accrued for the payment of interest as of June 30, 2007, which is netted against the income tax receivable on the balance sheet.

We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through the current period
Utah	2003 through the current period
Singapore	2002 through the current period

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the fiscal year beginning December 30, 2007 for the Company.  We have not yet completed our assessment of what impact, if any, the adoption of FAS 157 will have on our financial statements.

NOTE 11.  PROPOSED MERGER

On June 3, 2007, we entered into a definitive agreement and plan of merger with Alta Parent Corp. (“Parent”) and Alta Acquisition Corp. (“Acquisition”), affiliates of Fenway Partners Capital Fund III, L.P. (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”).  As a result of the Merger, the Company will become a wholly owned subsidiary of Parent and each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $24.25 in cash, without interest.  Options to acquire common stock, whether vested or unvested, will be canceled and option holders will receive the excess, if any, of $24.25 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes.  In addition, restricted stock that is vested and restricted stock that is unvested but whose vesting will accelerate as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share, less any applicable withholding taxes.  Any unvested shares of restricted stock that do not vest as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share at such times as are set forth in the applicable restricted stock grant agreements. A transactions committee comprised of independent directors and our board of directors approved the Merger Agreement, and our board of directors recommended that stockholders vote to approve and adopt the Merger Agreement.

Certain members of our senior management and board of directors, investment funds affiliated with one of our directors and investment funds affiliated with one of our unaffiliated stockholders will exchange some of their equity interests in the Company for equity interests in a newly formed Delaware limited partnership holding all of the capital stock of Parent.

We may terminate the Merger Agreement if we receive a takeover proposal that our board of directors determines in good faith constitutes a superior proposal and its failure to terminate the Merger Agreement would be inconsistent with its fiduciary duties. In connection with such a termination, or if the Merger Agreement is terminated under certain other specified circumstances, we must pay Parent a termination fee equal to $10,330,550.

If the Merger Agreement is terminated by us under certain specified circumstances (including because Parent and Acquisition fail to obtain the proceeds of debt financing arrangements), Parent will be required to pay or cause to be paid to us a fee of $10,330,550, except such fee will be increased to $13,774,000 in the event that Parent or Acquisition willfully breaches any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement.

Fenway Partners Capital Fund III, L.P. has delivered to us a guaranty of Parent’s obligation to pay such termination fee under the Merger Agreement, up to a maximum amount equal to $13,774,000. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by our stockholders and the absence of certain legal impediments to the consummation of the Merger.  As previously announced, we will hold a special meeting of stockholders on September 6, 2007.  Holders of record as of August 6, 2007 will be entitled to vote on the Merger Agreement.  If approval of the Merger is obtained at the special meeting, we expect the Merger to close promptly thereafter.  The Merger is not subject to a financing condition.  At the effective time of the Merger, we will cease to be an independent public company, and our common stock will no longer be traded on the Nasdaq Global Market.

On June 3, 2007, Parent and Acquisition entered into a support agreement with Jonathan C. Coon, our Chairman and Chief Executive Officer, John F. Nichols, our Vice President, Trade Relations and one of our directors, and investment funds affiliated with Frank LaGrange Johnson, one of our directors, who collectively have the power to vote approximately 40% of the fully diluted shares of our common stock.  Pursuant to and subject to the terms of the support agreement, these stockholders have agreed to vote their shares in favor of the Merger and not to transfer such shares prior to the completion of the Merger.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a direct marketer of replacement contact lenses. We sell all of the popular brands of contact lenses, including those manufactured by Johnson & Johnson Vision Care, CIBA Vision, Bausch & Lomb and CooperVision.  Prior to June 30, 2007, we were also a manufacturer, developer and distributor of our own branded and private label contact lenses through our ClearLab operations in Singapore and the United Kingdom.  As discussed below, we have sold ClearLab, our international contact lens development, manufacturing and distribution business.

Discontinued Operations and Reduction in Indebtedness.  During the second quarter of fiscal 2007, we finalized the transactions for the sale of our ClearLab business.  In separate transactions as detailed below, we sold ClearLab’s flat pack technology and certain other intellectual property and ClearLab’s manufacturing, distribution and customer support operations.  We used the proceeds from the completed transactions to repay all of our indebtedness.

On June 15, 2007, we transferred certain intellectual property and other assets related to our flat pack technology to Menicon Co., Ltd. (“Menicon”) pursuant to an Asset Purchase Agreement dated May 24, 2007.  The assets transferred to Menicon include patents and equipment.  The consideration included $23 million in cash which was paid at closing; deferred consideration of $5 million, $3 million of which is due upon Menicon’s launch of product sales in Japan using the flat pack technology and $2 million of which is due upon Menicon entering into a license agreement with a third party for sales of products using the flat pack technology in a market outside of Japan; and earn-out payments based on a percentage of Menicon’s total sales of flat pack products and a percentage of the total consideration payable to Menicon pursuant to any license agreement for the flat pack and certain other products.  The term of the earn-out payments commences upon the commercial launch of flat pack products anywhere in the world and continues through the fifteenth anniversary of the launch of flat pack products in Japan.  As part of the agreement, we have terminated our previous license agreement with Menicon.

On June 30, 2007, we transferred certain assets related to ClearLab’s manufacturing, distribution and related operations to a wholly-owned subsidiary of Mi Gwang Contact Lens Co., Ltd., a Korean-based contact lens manufacturer (“Mi Gwang”) pursuant to a Purchase Agreement dated May 25, 2007.  The consideration included $9 million in cash which was paid at closing and 1,007,220 shares of Mi Gwang common stock valued at $4.2 million as of June 30, 2007.  We are restricted from trading 929,742 shares of the Mi Gwang common stock until twelve months after the date of closing and are restricted from trading the remaining 77,478 shares until eighteen months after the date of closing. The common stock that is subject to the one-year restriction has been designated as available-for-sale securities for purposes of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  The remainder of the common stock is accounted for under the cost method and is included in other assets.  The purchase price is subject to a post-closing adjustment of approximately $0.5 million based on the closing net working capital of the divested business, payable in cash by Mi Gwang.

Prior to the sale, we were consolidating ClearLab operations in Singapore and we completed the UK site closure, except for lease termination commitments and disposal of surplus equipment, in the first quarter of fiscal 2007.  During fiscal 2006 and the first two quarters of fiscal 2007, we expensed approximately $1.0 million and $1.7 million, respectively, relating to these activities.  As of June 30, 2007, we have accrued approximately $1.3 million for the estimated remaining expenses relating to the sale and disposal of these assets.

 The following is an estimate of total costs we expect in conjunction with the closure of the U.K site described above:

Description of Costs	Estimated Amount
(in thousands)
Severance/retention costs (a)	$1,200
Termination of lease commitments (b)	1,200
Asset impairment (c)	3,605
Costs to relocate equipment to Singapore(b)	125
Other expenses (b)	100
Total estimated costs	$6,230

(a)      Approximately $1,040 and $160 of these charges were included in our financial results for the fourth quarter of fiscal 2006 and the first two quarters of fiscal 2007, respectively.

(b)     These charges were included in our financial results during the second quarter of fiscal 2007.

(c)      These charges were included in our fiscal 2006 financial results.  The asset impairment charge related to certain manufacturing and office equipment that was not relocated to Singapore, as well as leasehold improvements.

As of June 30, 2007, we have incurred cash expenditures associated with the closure and consolidation and disposal of ClearLab UK of approximately $1.3 million and anticipate future cash expenditures of approximately $1.5 million.  These estimated future cash expenditures include the repayment of approximately $0.2 million of a regional development grant that is not included in the above table, as the repayment will not have an impact in our statement of operations.

Merger Agreement.  On June 3, 2007, we entered into a definitive agreement and plan of merger with Alta Parent Corp. (“Parent”) and Alta Acquisition Corp. (“Acquisition”), affiliates of Fenway Partners Capital Fund III, L.P. (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”).  As a result of the Merger, the Company will become a wholly owned subsidiary of Parent and each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $24.25 in cash, without interest.  Options to acquire common stock, whether vested or unvested, will be canceled and option holders will receive the excess, if any, of $24.25 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes.  In addition, restricted stock that is vested and restricted stock that is unvested but whose vesting will accelerate as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share, less any applicable withholding taxes.  Any unvested shares of restricted stock that do not vest as a result of the transactions contemplated by the Merger Agreement will be canceled and holders will receive $24.25 per share at such times as are set forth in the applicable restricted stock grant agreements.

A transactions committee comprised of independent directors and our board of directors approved the Merger Agreement, and our board of directors recommended that stockholders vote to approve and adopt the Merger Agreement.

Certain members of our senior management and board of directors, investment funds affiliated with one of our directors and investment funds affiliated with one of our unaffiliated stockholders will exchange some of their equity interests in the Company for equity interests in a newly formed Delaware limited partnership holding all of the capital stock of Parent.

We may terminate the Merger Agreement if we receive a takeover proposal that our board of directors determines in good faith constitutes a superior proposal and its failure to terminate the Merger Agreement would be inconsistent with its fiduciary duties. In connection with such a termination, or if the Merger Agreement is terminated under certain other specified circumstances, we must pay Parent a termination fee equal to $10,330,550.

If the Merger Agreement is terminated by us under certain specified circumstances (including because Parent and Acquisition fail to obtain the proceeds of debt financing arrangements), Parent will be required to pay or cause to be paid to us a fee of $10,330,550, except such fee will be increased to $13,774,000 in the event that Parent or Acquisition willfully breaches any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement.

Fenway Partners Capital Fund III, L.P. has delivered to us a guaranty of Parent’s obligation to pay such termination fee under the Merger Agreement, up to a maximum amount equal to $13,774,000. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by our stockholders and the absence of certain legal impediments to the consummation of the Merger.  As previously announced, we will hold a special meeting of stockholders on September 6, 2007.  Holders of record as of August 6, 2007 will be entitled to vote on the Merger Agreement.  If approval of the Merger is obtained at the special meeting, we expect the Merger to close promptly thereafter.  The Merger is not subject to a financing condition.  At the effective time of the Merger, we will cease to be an independent public company, and our common stock will no longer be traded on the Nasdaq Global Market.

On June 3, 2007, Parent and Acquisition entered into a support agreement with Jonathan C. Coon, our Chairman and Chief Executive Officer, John F. Nichols, our Vice President, Trade Relations and one of our directors, and investment funds affiliated with Frank LaGrange Johnson, one of our directors, who collectively have the power to vote approximately 40% of the fully diluted shares of our common stock.  Pursuant to and subject to the terms of the support agreement, these stockholders have agreed to vote their shares in favor of the Merger and not to transfer such shares prior to the completion of the Merger.

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

Regulatory Considerations

Fairness to Contact Lens Consumer Act.   In November 2003, Congress passed the Fairness to Contact Lens Consumers Act (“FCLCA”), which establishes a national uniform standard for both eye care practitioners and direct marketers with regard to releasing and verifying consumer contact lens prescriptions as well as other requirements relating to the sale of contact lenses.  The FCLCA became effective February 4, 2004, and now requires all eye care practitioners to give patients a copy of their prescription as soon as they have been fitted for contact lenses, whether the patients ask for it or not.  It also directs contact lens sellers to contact eye care practitioners to request verification of consumer prescriptions before shipping all orders (if the prescription is not already on file), and it provides that a practitioner’s failure to respond within eight business hours shall result in the prescription being presumed valid, thereby eliminating the ability of eye care practitioners to impede sales by direct marketers simply by ignoring or refusing to respond to their requests to verify prescriptions.  The FCLCA also provides that prescriptions will be valid for a minimum of at least one year (absent some special medical reason justifying a shorter period). In addition, the FCLCA directed the Federal Trade Commission (“FTC”) to conduct a study examining the strength of competition in the market for contact lenses and to submit a report to Congress within twelve months of the FCLCA effective date. The FTC completed and published this study on February 15, 2005, with no recommendations for further changes in federal law.

To satisfy the prescription verification requirement of the FCLCA, a contact lens seller must either obtain a copy of the prescription or verify the prescription by direct communication with the prescriber. Consistent with this requirement, we require all customers to provide either a valid copy of their prescription or the contact information for their prescriber so that we can verify their prescription.  If we do not have a valid copy of the customer’s prescription, we directly communicate to the customer’s prescriber the precise prescription information received from the customer and inform the prescriber that we will proceed with the sale based on this prescription information unless the prescriber advises us within eight business hours that such prescription information is expired or otherwise invalid.  If the prescriber properly advises us within this time period that the customer’s prescription is expired or otherwise invalid, we will cancel the customer’s order.  On the other hand, if the prescriber either advises us that the prescription is valid or fails to respond properly within the required time period, we will complete the sale based on the prescription information communicated to the prescriber, as expressly permitted by the FCLCA.  We retain copies of the written prescriptions that we receive and maintain records of our communications with the customer’s prescriber.  The FCLCA provides for several means of direct communication with eye care practitioners, and we may alter our prescription verification procedures from time to time in keeping with the FCLCA and FTC guidelines.

Results of Operations

Our fiscal year consists of a 52/53-week period ending on the Saturday nearest to December 31. Fiscal 2007 is a 52-week year and will end on December 29, 2007.

During the second quarter of fiscal 2007, we closed the transactions for the sale of our ClearLab business.  As a result of this sale, we no longer have any international operations.  Our international operations are reflected as discontinued operations and, accordingly, are no longer reflected as a separate segment.  As of June 30, 2007, we have one reportable segment represented by operations within the United States and referred to as “U.S. Retail.”  Our international ClearLab operations are reflected as discontinued operations and, accordingly, are no longer reflected as a separate segment.  Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

The following table presents our results of continuing operations expressed as a percentage of net sales for the periods indicated.  All results of operations related to ClearLab have been classified as “Income (Loss) from discontinued operations” in the accompanying financial statements and are therefore excluded in the following discussion and analysis of results of operations for the quarter ended and the two quarters ended July 1, 2006 and June 30, 2007.

	Quarter Ended		Two Quarters Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	60.6	58.3	60.3	59.1
Gross profit	39.4	41.7	39.7	40.9

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:
Advertising	6.0	7.5	6.3	7.3
Legal and professional	1.7	3.8	1.7	3.1
Other selling, general & administrative	21.8	19.8	20.8	20.2
Total selling, general & administrative expenses	29.5	31.1	28.8	30.6
INCOME FROM OPERATIONS	9.9	10.6	10.9	10.3
OTHER EXPENSE, net	(0.5)	(0.6)	(0.5)	(0.7)
INCOME BEFORE PROVISION FOR INCOME TAXES	9.4	10.0	10.4	9.6
PROVISION FOR INCOME TAXES	(4.2)	(5.3)	(4.7)	(4.6)
NET INCOME FROM CONTINUING OPERATIONS	5.2%	4.7%	5.7%	5.0%

Net sales.  Net sales for the quarter ended June 30, 2007 increased 9.8% to $63.4 million from $57.7 million for the quarter ended July 1, 2006.  For the two quarters ended June 30, 2007, net sales increased 7.1% to $125.2 million from $116.9 million for the two quarters ended July 1, 2006.  Net sales for the two periods increased primarily due to an increase in average order size.

During the quarter and two quarters ended June 30, 2007 we expensed approximately $4.7 million and $9.1 million, respectively, on advertising.  During the quarter and two quarters ended July 1, 2006 we expensed approximately $3.5 million and $7.4 million, respectively, on advertising.  Our increase in advertising for the first two quarters of fiscal 2007 from first two quarters of fiscal 2006 is consistent with our strategy to spend more on advertising in fiscal 2007.  During fiscal 2006 we focused on addressing the threat of ‘doctors only’ lenses and as a result, we reduced advertising spending for the entire year.

We decided during the fourth quarter of fiscal 2004 to suspend sales of a specific brand of lens, as we were unable to obtain sufficient quantities of this lens from anyone other than the manufacturer, who refused to sell us this lens.  Sales of this product represented approximately 2.5% of our U.S. retail net sales prior to the supply constraints. During the first fiscal quarter of 2007, we signed long-term supply agreements with our three largest contact lens suppliers.  As such, we no longer face supply constraints related to the above mentioned lens and began selling this lens, as well as other lenses previously not available to us.

In January of fiscal 2007, one of our largest suppliers announced manufacturing difficulties with one of our top selling lenses, representing approximately 4% of our U.S. retail net sales in the second half of fiscal 2006.  Net sales for the two quarters ended June 30, 2007 were negatively impacted by this supply constraint.  During the second quarter of fiscal 2007, the supplier was able to begin providing a majority of these lenses to us at near normal levels.

Gross profit.  Gross profit as a percentage of net sales increased to 41.7% for the quarter ended June 30, 2007 from 39.4% for the quarter ended July 1, 2006.  For the two quarters ended June 30, 2007, gross profit from continuing operations as a percentage of net sales increased to 40.9% from 39.7% for the two quarters ended July 1, 2006.  This improvement in U.S. Retail gross profit from the prior fiscal year for both periods was mainly the result of increasing retail prices on certain products during the fourth quarter of fiscal 2006 and a reduction in shipping charges, partially offset by increases in select product costs.

Advertising expense.  Advertising expense for the quarter ended June 30, 2007 increased to $4.7 million from $3.5 million for the quarter ended July 1, 2006.  As a percentage of net sales, advertising expense for the second quarter of fiscal 2007 increased to 7.5% from 6.0% for the second quarter of fiscal 2006.  For the two quarters ended June 30, 2007, advertising expense increased to 7.3% from 6.3% for the first two quarters of fiscal 2006. We expect to increase advertising expense to an aggregate of approximately $20 million for fiscal 2007 from $13.6 million in fiscal 2006. Our experience has been that incremental increases in advertising expenditures have a direct impact on the growth of net sales not only in the current period but also in future periods.

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

Legal and professional fees.  Legal and professional fees for the quarter ended June 30, 2007 increased $1.4 million to $2.4 million, compared to $1.0 million for the second quarter ended July 1, 2006.  As a percentage of net sales, legal and professional fees increased to 3.8% for the second quarter of fiscal 2007 from 1.7% for the second quarter of fiscal 2006.  For the two quarters ended June 30, 2007, legal and professional fees increased by $2.0 million to $3.9 million, compared to $1.9 million for the two quarters ended July 1, 2006.  As a percentage of net sales, legal and professional fees increased to 3.1% for the first two quarters of fiscal 2007 compared to 1.7% for the first two quarters of fiscal 2006.  A majority of the increase during the quarter and first two quarters of fiscal 2007 related to fees associated with the U.S. Retail strategic review and the merger agreement discussed above.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses for the quarter ended June 30, 2007 remained relatively consistent with the quarter ended July 1, 2006.  However, as a percentage of net sales, other selling, general and administrative expenses for the second quarter of fiscal 2007 decreased to 19.8%, compared to 21.8% for the second quarter of fiscal 2006. As a percentage of net sales, other selling, general and administrative expenses for the two quarters ended June 30, 2007 decreased to 20.2%, compared to 20.8% for the two quarters ended July 1, 2006, however, such expenses increased  by approximately $1.0 million for the same period.    The majority of the increase in selling, general and administrative expenses for U.S. Retail from the prior year related to planned increases in employee costs to support current operations, planned software and facilities maintenance/support costs and increased depreciation costs associated with equipment purchased to strengthen our technology infrastructure.

Other income (expense), net.  For the quarter and two quarters ended June 30, 2007, we had other expense of $0.4 million and $0.9 million, respectively, compared to other expense for the quarter and two quarters ended July 1, 2006 of $0.3 million and $0.6 million, respectively.  Other expense consisted mainly of interest expense, resulting from use of the revolving credit facility.

Income taxes.  Historically, we have been taxed in three separate jurisdictions - U.S., Singapore and the United Kingdom.  Due to the sale of Clearlab’s manufacturing, distribution and other operations located in the United Kingdom through a sale of the stock of our United Kingdom subsidiaries, we are no longer subject to tax  in the United Kingdom as of June 30, 2007. Our effective U.S. income tax rate on income from continuing operations for the two quarters ended June 30, 2007 was approximately 48% as compared with the approximate 46% reported on income from continuing operations for the two quarters ended July 1, 2006. The increase in the effective U.S. income tax rate primarily results from the increase in permanent nondeductible expenses. During the first two quarters  of fiscal 2007, we recorded a valuation allowance for the full amount of losses from operations and other deferred income tax assets in excess of taxable temporary differences in Singapore as it is more likely than not that these deferred tax assets will not be realized. Our effective income tax rates may change as facts and circumstances change.

On December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions as of the reporting date.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.   At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle.  As a result of the adoption of FIN 48, we recognized a decrease of $60,000 in the liability recorded for unrecognized tax benefits, which was accounted for as a decrease to the fiscal 2007 beginning accumulated deficit balance.  We do not have any unrecognized tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and potential penalties accrued related to unrecognized tax benefits in our provision for income taxes. We had approximately $63,000 accrued for the payment of interest as of June 30, 2007, which is netted against the income tax receivable on the balance sheet.

We have not been notified of intent to audit, nor are we currently undergoing an income tax audit in any jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through the current period
Utah	2003 through the current period
Singapore	2002 through the current period

Discontinued Operations.   During the second quarter of fiscal 2007, we completed the sale of our ClearLab business.  In separate transactions, we sold ClearLab’s flat pack technology and certain other intellectual property and ClearLab’s manufacturing, distribution and customer support operations.  We used the proceeds from the completed transactions to repay all of our indebtedness.  In accordance with SFAS 144, the results of operations of ClearLab are presented as discontinued operations and financial results of prior periods have been reclassified to conform to this new presentation.

Income from discontinued operations totaled $8.6 million for the quarter ended June 30, 2007.  This amount included a tax benefit of $16.4 million in the U.S. as a result of us, for tax purposes, writing off as bad debt outstanding balances owed to us by ClearLab and taking a worthless stock deduction on our investment in ClearLab.  Excluding this tax benefit, loss from discontinued operations was $7.8 million for the quarter ended June 30, 2007.  For the quarter ended July 1, 2006, loss from discontinued operations was $5.1 million.

For the two quarters ended June 30, 2007, income including a year-to-date tax benefit of $16.2 million from discontinued operations totaled $4.3 million.  Excluding the tax benefit, loss from discontinued operations was $11.9 million.  For the two quarters end July 1, 2006, loss from discontinued operations was $7.5 million.

These results of discontinued operations included restructuring charges which ClearLab recorded of $1.4 million and $1.5 million, respectively, during the quarter and two quarters ended June 30, 2007 for costs related to the closure of our United Kingdom manufacturing operations and consolidation of such operations into Singapore.

Liquidity and Capital Resources

       Our principal sources of liquidity have been cash provided by operating activities, proceeds from debt financings and in the second quarter of fiscal 2007, the sale of our ClearLab operations.  Our principal uses of cash have been to meet debt service requirements, finance acquisitions, finance capital expenditures, fund working capital needs and repurchase common stock.  We anticipate that these uses will continue to be the principal demands of cash in the future.  As of June 30, 2007, we had net working capital from continuing operations of approximately $19.3 million, compared to $1.8 million as of December 30, 2006.

We believe that our cash on hand, together with cash generated from operating activities and the borrowings available through our revolving credit facility, will be sufficient to support planned operations through the foreseeable future.

During the second quarter of fiscal 2007, we completed the sale of our ClearLab business.  In separate transactions, we sold ClearLab’s flat pack technology and certain other intellectual property and we sold ClearLab’s manufacturing, distribution and customer support operations.  We received consideration from these transactions of approximately $32 million in cash and 1,007,220 shares of restricted Mi Gwang capital stock valued at $4.2 million as of June 30, 2007.  We are restricted from trading 929,742 shares of the Mi Gwang stock until twelve months after the closing and are restricted from trading the remaining 77,478 shares until eighteen months after the closing. We have used the proceeds from these transactions to repay all of our indebtedness.

As of June 30, 2007, we have incurred cash expenditures associated with the closure and consolidation and disposal of ClearLab UK of approximately $1.3 million and anticipate future cash expenditures of approximately $1.5 million.

As a result of regulatory requirements, our liquidity, capital resources and results of operations may be negatively impacted in the future if we incur increased costs (including legal fees) or fines, are prohibited from selling our products or experience losses of a substantial portion of our customers for whom we are unable to obtain or verify a prescription due to the requirements of the FCLCA.

Modified Loan Agreement

We have a loan agreement with a U.S. bank providing for a revolving credit facility that matures on June 1, 2009.  The loan agreement provides for borrowings of up to $40 million and for letters of credit up to a maximum of $15 million outstanding or payable at any time. The amount of any letters of credit outstanding is deducted from the amount available for borrowing.  There were outstanding letters of credit of $1.5 million as of June 30, 2007 that reduce the total amount available under the loan agreement to $38.5.

million.  We may reduce the maximum available advance amount or terminate the loan at any time.

Outstanding borrowings on the revolving credit facility bear interest at a floating rate equal to the lender’s prime interest rate plus a margin, or the lender’s LIBOR rate plus a margin. The interest rate is adjusted quarterly and ranges between prime minus 0.75 percent and prime minus 1.25 percent or between the applicable LIBOR rate plus 1.75 percent and the applicable LIBOR rate plus 2.25 percent, depending on our maximum leverage ratio, as defined in the loan agreement. As of June 30, 2007, the prime rate margin is minus 1.00 percent and the LIBOR rate margin is 2.00 percent. Interest is payable monthly. As of June 30, 2007, we have no outstanding borrowings on our revolving credit facility. We used the proceeds from the sale of our international operations and certain intellectual property and other assets related to ClearLab’s flat pack technology to repay the borrowings on our revolving credit facility. The revolving facility requires the quarterly payment of an unused credit fee which ranges from 0.25 percent to 0.38 percent, depending on our maximum leverage ratio.

If there are outstanding balances on the revolving credit facility, they are secured by substantially all of our U.S. assets, subsidiary debt instruments, 100 percent ownership interests in all domestic subsidiaries and 65 percent ownership interests in foreign subsidiaries owned directly by us. The loan agreement includes various financial covenants including a capital expenditure limit, a maximum leverage ratio and a minimum fixed charge coverage ratio. The loan agreement does not permit us or our subsidiaries to dissolve, sell, dispose or merge all of their assets or acquire all of the assets of any entity without the written consent of the U.S. bank, unless the transaction meets the definition of a “Permitted Acquisition Basket,” as defined in the loan agreement. The loan agreement also places a limit on the amount we can loan to any entity, outside the normal course of business. Additionally, the loan agreement allows us to declare or pay cash dividends, to repurchase our stock or to perform other similar equity transactions if such transactions would not exceed $15 million in any fiscal year and subject to other terms. This loan agreement defines several customary events of default including any material adverse change or any event that occurs which may cause a material adverse change in our or our subsidiaries’ condition.

Cash flows from operating activities of continuing operations.  For the two quarters ended June 30, 2007 and July 1, 2006, net cash provided by operating activities was approximately $12.3 million and $8.4 million, respectively.  Of the 2007 amount, $2.3 million was provided by continuing operations.  During the fiscal 2007 period, cash provided by continuing operating activities was primarily from operating income adjusted for non-cash items (such as depreciation, amortization and stock compensation),  and increases in accounts payable and accrued liabilities.  These increases to cash were partially offset by a gross tax benefit (receivable) of approximately $17.0  million in the U.S. as a result of us, for tax purposes, writing off as bad debt outstanding balances owed to us by ClearLab and taking a worthless stock deduction on our investment in ClearLab.   Additionally, the increases to cash were offset by increases to inventories and other current assets, as well as decreases in unearned revenue. During the fiscal 2006 period, cash provided by operating activities was primarily from operating  income adjusted for non-cash items such as depreciation, amortization and stock compensation, increases in the income tax payable and accrued liabilities as well as decreases in other current assets and inventories.  The increase in cash was partially offset by decreases in accounts payable and unearned revenue as well as the adjustment to net income for the foreign currency exchange gain.

Cash flows from investing activities of continuing operations.  Cash provided by investing activities for the two quarters ended June 30, 2007 was approximately $30.6 million, as compared to cash used for investing activities of approximately $4.3 million for the two quarters ended July 1, 2006.  Of the 2007 amount, approximately $1.3 million of cash was used by investing activities of continuing operations.  A majority of this amount was due to capital expenditures for infrastructure improvements and management information systems.   Cash provided by investing activities of discontinued operations for the 2007 period related to the selling of our ClearLab business.  Cash used for investing activities from continuing operations for the 2006 period related mainly to the purchase of property and equipment.

Cash flows from financing activities of continuing operations.  During the two quarters ended June 30, 2007 and July 1, 2006, net cash used in financing activities was approximately $35.8 million and $5.2 million, respectively.  In the first two quarters of 2007, we had net repayments on our revolving credit facility of approximately $30.0 million and repurchased treasury shares for income tax withholding relating to the vesting of employees restricted stock in the amount of $0.4 million.  In the first two quarters of 2006, we had net repayments on our revolving credit facility of approximately $4.3 million.  In both the first two quarters of fiscal 2007 and 2006, these amounts were partially offset by proceeds from the exercise of common stock options.

Contractual Obligations and Commitments

Subsequent to December 30, 2006, other than the repayment of all outstanding debt, as described above, there have been no material changes to our contractual obligations and commitments, outside the normal course of business.

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

We have significant long-lived tangible and intangible assets consisting primarily of property and equipment, goodwill and definite-lived intangibles.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In addition, we perform an impairment test related to goodwill at least annually.  An impairment analysis related to long-lived tangible and definite-lived intangible assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  An impairment analysis of goodwill requires the use of a fair-value based analysis.  All of the goodwill and a significant portion of the other long-lived assets remaining in our continued operations were generated from our acquisitions of Lens1st/Lens Express.  We recorded no impairment charges during the first two quarters ended of fiscal 2007.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of statements about our future business prospects which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include all statements which are not purely historical and include, but are not necessarily limited to:

•                  Any statements relating in any way to our anticipated merger with an affiliate of Fenway Partners Capital Fund III, L.P., including but not limited to the timing of such merger, shareholder approval of such merger, the terms upon which it may be accomplished, or potential termination fees payable to or by us if the merger is not consummated;

•                  Any statements relating in any way to the possibility of our receipt of deferred consideration or earn-out payments pursuant to the Asset Purchase Agreement with Menicon Co., Ltd. dated May 24, 2007;

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “future,” “would,” “could,” “might,” “should,” “may”, “will”, and similar expressions, including any expressions of our plans, intentions, or goals, are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Critical Accounting Policies,” and “Quantitative and Qualitative Disclosures about Market Risk” included this Quarterly Report on Form 10-Q and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions.  In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and we specifically disclaim any obligation to update forward looking statements, even if our estimates change.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  Our revolving credit facility bears interest at a variable rate based on the U.S. prime rate or LIBOR.  As of June 30, 2007, we had no outstanding borrowings on the revolving credit facility.  We currently have no other debt obligations.

Foreign Currency Risk.  We face foreign currency risks primarily as a result of our Singapore intercompany balances, which are denominated in U.S. dollars, between the U.S. and Singapore entities.  The functional currency of our Singapore entity is the Singapore dollar.  Fluctuations in exchange rates between the U.S. dollar and the Singapore dollar could lead to currency exchange losses or gains on the intercompany balances and transactions denominated in currencies other than the functional currency.  During the second quarter of fiscal 2007, we closed the transactions for the sale of our ClearLab business, as discussed above.  As a result of this sale, our international operations are reflected as discontinued operations and, accordingly all foreign currency transaction gains or losses are reported in income (loss) from discontinued operations within our statement of operations.

We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign currency risk.

Investment in Restricted Stock.   Pursuant to the Purchase Agreement dated May 25, 2007 with Mi Gwang, we received 1,007,220 shares of restricted Mi Gwang capital stock valued at $4.2 million as of June 30, 2007.  We are restricted from trading 929,742 shares of the Mi Gwang stock until twelve months after the closing and are restricted from trading the remaining 77,478 shares until eighteen months after the closing.  Mi Gwang stock is publicly traded on the Korean Stock Exchange and accordingly the trading price of the stock could decline due to market fluctuations and other changes beyond our control, we may lose all or part of our investment. We are also exposed to certain levels of market risk with this investment, including changes in foreign currency exchange rates.  Market risk is the potential loss arising from adverse exchanges in market rates and prices, such as foreign currency exchange rates.

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

Failure to complete the proposed merger could adversely affect us.  On June 3, 2007, we entered into a definitive agreement and plan of merger with Alta Parent Corp. and Alta Acquisition Corp., affiliates of Fenway Partners Capital Fund III, L.P.  We can provide no assurance that the merger agreement and the merger will be approved by our stockholders or that the other conditions of the merger will be satisfied or that the merger will be consummated.  If the merger is not consummated, the trading price of our common stock could decline significantly.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 18, 2007.  The stockholders approved the following matters:

•                  The election as directors of Jonathan C. Coon, Bradley T. Knight and Frank LaGrange Johnson to serve until the annual meeting of stockholders in 2010 and until their respective successors are elected and qualified.

	Votes Cast
	For	Withheld
Jonathan C. Coon	12,805,535	54,482
Bradley T. Knight	12,689,107	170,910
Frank LaGrange Johnson	12,741,179	118,838

As of the date of the annual meeting of stockholders, our other directors included the following persons:  (i) Thomas H. Boggs, Jr., John F. Nichols and Garth T. Vincent who continue to serve as directors for terms expiring at the annual meeting of stockholders in 2008; and (ii) E. Dean Butler and Stephen L. Key who continue to serve as directors for terms expiring at the annual meeting of stockholders in 2009.

•                  Ratification of appointment of KPMG LLP as independent auditors to audit the Company’s books and accounts for the fiscal year ending December 29, 2007.

Votes Cast:
For	12,853,866
Against or Withheld	6,151
Abstentions	0

Item 5.                    Other Information

None.

Item 6.                    Exhibits

                (A) Exhibits

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of June 3, 2007, among Alta Parent Corp., Alta Acquisition Corp. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-23633) filed on June 4, 2007).

2.2	Asset Purchase Agreement, dated as of May 24, 2007, among the Company, ClearLab International, Pte. Ltd., Stephen D. Newman and Menicon Co., Ltd. *+
2.3	Purchase Agreement, dated as of May 25, 2007, among the Company, ClearLab International, Pte. Ltd., Mi Gwang Contact Lens Co., Ltd and ClearLab SG Pte Ltd. *+
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Certain confidential portions have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

+                    The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800 CONTACTS, INC.

Dated: August 14, 2007	By:	/s/ Jonathan C. Coon
	Name:	Jonathan C. Coon
	Title:	Chief Executive Officer

	By:	/s/ Robert G. Hunter
	Name:	Robert G. Hunter
	Title:	Chief Financial Officer